Form 10-Q
period 1998-03-31
UNITED INVESTORS REALTY TRUST
filed 1998-05-14
CIK 868196

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended March 31, 1998

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            Commission File Number  0-23833

                          UNITED INVESTORS REALTY TRUST
             (Exact name of Registrant as Specified in its Charter)

                   TEXAS                              76-0265701
          ------------------------               ----------------------
          (State of Incorporation)                  (IRS Employer
                                                 Identification Number)

                           5847 San Felipe, Suite 850
                                Houston, TX 77057
             -----------------------------------------------------
             (Address of Principal Executive Offices and Zip Code)

                                 (713) 781-2860
               ---------------------------------------------------
               (Registrant's Telephone Number Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes __X__ No_____

Number of shares outstanding of the issuer's Common Stock, no par value, as of May 8, 1998: 9,514,889 shares.

Part 1.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                          United Investors Realty Trust
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                 March 31,                December 31,
                                                                   1998                      1997
ASSETS:                                                          ---------                 ---------
                                                                (Unaudited)
    Operating Properties, at cost
        Land                                                    $  26,586                  $  8,119
        Buildings and improvements                                 75,944                    31,616
                                                                ---------                  --------
                                                                  102,530                    39,735

    Less accumulated depreciation                                  (5,303)                   (4,862)
                                                                ---------                  --------
                                                                   97,227                    34,873


    Cash and cash equivalents                                       6,824                       346
    Accounts and accrued rent receivable                            1,204                       798
    Deferred charges, prepaid expenses and other assets             1,769                     3,270
                                                                ---------                  --------
Total Assets                                                    $ 107,024                  $ 39,287
                                                                =========                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY

    Notes and mortgages payable                                    29,319                    28,364
    Accounts payable, accrued expenses and other liabilities        2,647                     1,429
                                                                ---------                  --------
                                                                   31,966                    29,793

    Minority interest in consolidated partnerships                  1,184                     1,571

SHAREHOLDERS' EQUITY:

Redeemable preferred shares of beneficial interest,
   no par value; 50,000,000 shares authorized;
   10,737 shares issued and outstanding in 1997                         -                     1,068

Common shareholders' equity; common shares of
   beneficial interest, no par value; 500,000,000
   shares authorized; 8,514,889 and 914,889 shares
   issued and outstanding in 1998 and 1997                         77,669                     8,345

Accumulated deficit                                                (3,795)                   (1,490)
                                                                ---------                  --------
    Shareholders' Equity                                           73,874                     7,923
                                                                ---------                  --------
Total Liabilities and Shareholders' Equity                      $ 107,024                  $ 39,287
                                                                =========                  ========

                          United Investors Realty Trust
                      Consolidated Statements of Operations
               (in thousands, except share and per share amounts)
                                   (unaudited)


                                               Three Months Ended
                                        ----------------------------------
                                        March 31, 1998      March 31, 1997
Revenues:                               --------------      --------------
    Rental                                 $ 2,044             $ 1,222
    Recoveries from tenants                    565                 274
    Interest and other income                   61                   9
                                           -------             -------
        Total Revenues                       2,670               1,505

Property Operating Expenses:
    Property operating                         257                 177
    Property taxes                             385                 189
    Property management Fees                    76                  46
    Depreciation and amortization              455                 284
    Interest (including amortization of
       $2,240,652 in bridge financing
       costs in 1998)                        3,252                 611
    Advisory fees                              127                  78
    General and administrative                 142                  28
                                           -------             -------
        Total expenses                       4,694               1,413
                                           -------             -------
        Income (loss) before minority
        interest, extraordinary item,
        and preferred share distribution
        requirement                         (2,024)                 92

Minority interest in income of
    consolidated partnerships                  (27)                 (9)
                                           -------             -------

        Income (loss) before
        extraordinary item and preferred
        share distribution requirement      (2,051)                 83

Extraordinary item-prepayment penalties
    incurred on early extinguishment
    of debt                                   (232)                  -
                                           -------             -------

        Net income (loss)                   (2,283)                 83

Preferred share distribution requirement       (21)                (24)
                                           -------             -------

Net income (loss) available for
    common shareholders                   $ (2,304)               $ 59
                                           =======             =======

Basic and diluted earnings per
   common share:

Income (loss) before extraordinary
   item and preferred share
   distribution requirement               $  (0.91)             $ 0.09

Extraordinary item-prepayment penalties
   incurred on early extinguishment
   of debt                                   (0.10)                  -

Preferred share distribution
   requirement                               (0.01)              (0.03)
                                           -------             -------

Net income (loss) available
   for common shareholders                $  (1.02)             $ 0.06
                                           =======             =======

Weighted average shares outstanding:
    Basic                                2,266,000             912,489
    Diluted                              2,266,426             912,489

                          United Investors Realty Trust
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                 Three Months Ended
                                                             ----------------------------
                                                                3/31/98         3/31/97
                                                             ------------    ------------
Cash flows from operating activities:
    Net income (loss)                                         $ (2,283)       $    83

    Adjustments  to  reconcile  net  income (loss) to net
      cash provided by operating activities:
       Depreciation                                                441            267
       Amortization                                                 14             17
       Extraordinary item                                          232              -
       Amortization of bridge financing costs                    2,241              -
       Minority interest in income of consolidated partnerships     27              9
       Equity in income of investment in real estate venture         -             (6)
       Changes in operating assets and liabilites                  (90)           (24)
                                                              --------        -------
             Net cash provided by
                operating activities                               582            346
                                                              --------        -------
Cash flows from investing activities:
    Purchase of and capital improvements to investment
      real estate                                              (41,844)           (26)
    Application of escrow deposits                               2,006              -
                                                              --------        -------

             Net cash used in investing activities             (39,838)           (26)
                                                              --------        -------
Cash flows from financing activities:
    Proceeds from bridge financing                              53,690              -
    Payments on bridge financing                               (53,687)             -
    Proceeds from short-term notes payable                          50            135
    Principal payments on mortgage notes payable               (16,180)          (252)
    Principal payments on short-term notes payable              (3,275)             -
    Preferred share retirement                                  (1,068)             -
    Convertible note retirement                                   (212)             -
    Net proceeds from public offering                           69,324              -
    Payment of prepayment penalty                                 (232)             -
    Payment of bridge financing costs                           (2,241)             -
    Preferred share distributions                                  (21)           (24)
    Distribution to holders of minority interests                 (414)           (17)
                                                              --------        -------

             Net cash provided by (used in) financing
               activities                                       45,734           (158)
                                                              --------        -------

Increase in cash and cash equivalents                            6,478            162

Cash and cash equivalents at beginning of period                   346            119
                                                              --------        -------
Cash and cash equivalents at end of period                    $  6,824        $   281
                                                              ========        =======
    Supplemental disclosures:
    Cash paid for for interest (including $2,241 in
       cash paid in 1998 for bridge financing costs)             3,250            608
    Assumption of mortgage debt in connection
       with acquisition of properties                           20,570              -
    Assumption of property tax and security deposit
       liabilities in connection with acquisition
       of properties                                               381              -


                          United Investors Realty Trust
                    Notes to Consolidated Financial Statements
                                   (unaudited)

1.   Organization and Basis of Presentation

     Organization

     United Investors Realty Trust (the "Company") was organized on December 1, 1988 as a Massachusetts business trust and subsequently converted to a Texas real estate investment trust ("REIT"). The Company operates community shopping centers in the sunbelt states of Texas, Arizona, Florida and Tennessee. On March 13, 1998 the Company completed an initial public offering (the "IPO") of 7,600,000 common shares of beneficial interest (the "Common Shares").

     Basis of Presentation

     These unaudited consolidated financial statements include the accounts of the Company, its subsidiaries and partnerships in which it owns controlling interests.

     The accompanying consolidated financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's prospectus dated March 10, 1998 associated with it's IPO. In the opinion of management, the financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of financial results for the interim periods.

2.   Investment in Properties

     At December 31, 1997, the Company owned eight shopping center properties containing approximately 754,563 square feet of gross leasable area.

     During the first quarter of 1998, the Company acquired six properties for a total purchase price of $62.5 million. These acquisition properties include approximately 1,057,970 square feet of gross leasable area, of which 276,450 square feet are anchors that are owned by third parties. As of March 31, 1998, the geographic diversification of the company's portfolio on the basis of gross leasable area, consisted of 40.9% in the Houston, Texas area, 21.6% throughout the balance of Texas, 17.4 % in Florida, 11.7% in Arizona and 8.4 % in Tennessee.

      Houston, Texas Area

      Five of the company's properties are located in the Houston, Texas area, totaling approximately 742,802 square feet, of which 276,450 square feet are anchors that are owned by third parties. These community shopping centers include Mason Park, Hedwig, The Market at First Colony, Benchmark and El Campo. The first four properties were acquired in the first quarter of 1998. The El Campo center was acquired in 1996. The center, which includes a David's Supermarket, contains approximately 83,000 square feet of gross leasable area.

     Mason Park

     Mason Park is a 218,847 square foot community shopping center anchored by Kroger Supermarket, Walgreen's Drug Store, Palais Royal, Cinemark and Petco. The 58,800 square foot Kroger store is owned by a third party. As of March 31, 1998, the center is about 92.6 % leased.

     The Market at First Colony

     The Market at First Colony is a 156,241 square foot community shopping center anchored by a 62,000 square foot Kroger Supermarket, which is owned by a third party. The center also includes Stop N Go, World Savings, Burger King, McDonalds, Kentucky Fried Chicken, Bronx Grill and a Chevron Service Station, each of which is situated on a free-standing out parcel owned by a third party. A Taco Bell is also part of the center and is owned by the Company. As of March 31, 1998, the community shopping center is approximately 96.6 % leased.

     Hedwig Shopping Centers

     Hedwig Shopping Centers is a 226,000 square foot shopping center anchored by Target (120,000 square feet) and Marshall's (35,650 square feet), each of which is owned by third parties. The three separate buildings owned by the Company include approximately 69,500 square feet. The center fronts on Interstate 10, which is a major east/west thoroughfare. As of March 31, 1998, the center is approximately 98.2 % leased.

     Benchmark Crossing

     Benchmark Crossing is a 58,384 square foot neighborhood shopping center located in northwest Houston, Texas. The center is anchored by Bally's Total Fitness, which occupies approximately 41,000 square feet. The balance of the center is occupied by Click's Billiards, the International House of Pancakes, Burger King and Jack in the Box. The center is 100% leased as of March 31, 1998.


     The Phoenix Area

     Southwest/Walgreen's Shopping Center

     Southwest/Walgreen's Shopping Center is a 83,698 square foot neighborhood shopping center anchored by Southwest Supermarkets and Walgreen's Drug Store. The center is located in Phoenix, Arizona. As of March 31, 1998, the center is 100 % leased.

     Florida

     University Mall Shopping Center

     The University Mall Shopping Center is s 315,596 square foot shopping center located in Pembroke Pines, Florida. (an independent municipality near Ft. Lauderdale.) The center is anchored by Uptons, Sports Authority, Ross Stores, Office Max and Eckerd Drugs. Separate buildings are also leased to TGI Fridays, WAG's and Taco Bell. Additionally, Pollo Tropical and Red Lobster are situated on out parcels that are owned by third parties. As of March 31, 1998, the center is about 98.2 % leased.

     Pending Acquisitions

     As of March 31, 1998, the Company was under contract to purchase three additional shopping centers. They are Big Curve Shopping Center, a 226,412 square foot community shopping center in Yuma, AZ, Rosemeade Park Shopping Center, a 49,554 square foot community shopping center in Carrollton (Dallas), TX, and Town `N Country Plaza, a 158,104 square foot community shopping center in Tampa, FL.

3.   Earnings per share

     The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("Statement 128"), which specifies the computation, presentation and disclosure requirements for basic earnings per share and diluted earnings per share. Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. The number of diluted shares related to outstanding stock options is computed by application of the Treasury Stock method. The following table sets forth the computation of basic and diluted earnings per share:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
Weighted Average Shares:                                        1998      1997
                                                              --------  --------
Basic                                                        2,266,000  912,489
Effect of dilutive securities:
   Advisor share options                                           426        -
                                                             ---------  -------
Diluted                                                      2,266,426  912,489
                                                             =========  =======

     The computations above do not assume the conversion of the Company's redeemable debt and redeemable preferred shares in 1997 as they would be antidilutive to earnings per share.

4.   Financing Activities

     On January 30, 1998 and February 18, 1998, the Company received proceeds from a bridge loan with Nomura Asset Capital Corporation for an aggregate of approximately $53,700,000. The loan was collateralized by five of the properties it owned in 1997 (the "original properties") and three of the properties targeted for acquisition (the "acquisition properties") in connection with the IPO and carried an interest rate of 8.1875%. The terms of the loan included a 1% loan origination fee and a 1.75% loan break-up fee. The proceeds of the loan were used to pay off the mortgages on five original properties, to purchase four acquisition properties, and for working capital. All but $3,000 of the loan was repaid out of the IPO proceeds on March 13, 1998. The $3,000 is outstanding to preserve the first lien position in order to save the Company title insurance charges if and when it uses the properties as security for a revolving line of credit and/or permanent financing. All bridge loan costs were amortized to interest expense in the first quarter of 1998.

     On February 2, 1998 the Company retired mortgage loans secured by its Autobahn, Bandera, Centennial, El Campo and Twin Lakes properties with funds from the bridge loan. The total refinancing was approximately $16.1 million and included approximately $232,000 in prepayment penalties. All refinancing costs and unamortized loan costs for these loans were written off in the first quarter of 1998 and are reflected as an extraordinary item in the accompanying statements of operations.

     On March 13, 1998, the Company completed the offering of 7,600,000 of the Company's Common Shares at a price of $10.00 per share. The net proceeds from the offering, after deducting the related issuance costs, were approximately $69.3 million. The proceeds of the offering were applied to pay off the bridge loan, acquire properties, purchase substantially all of the outstanding limited partners' interests in the partnership that owns the University Park Shopping Center, repurchase existing short-term and convertible debt, repurchase all outstanding preferred stock, and for working capital.

5.   Advisory Agreement and Related Party Transactions

     The Company is managed and advised by an entity ("FCA Corp.") affiliated with one of the Trust Managers (the "Advisor"). The advisory agreement currently provides for a fee based solely on 6.8% of adjusted funds from operations, as defined. Fees paid to the Advisor totaled approximately $127,000 in 1998 and $78,000 in 1997.

6.   Notes and Mortgages Payable

     The  following   table  sets  forth  certain   information   regarding  the
indebtedness of the Company as of March 31, 1998:

                                             Interest              Projected
                                               Rate                  Annual
                               Balance      on Balance              Interest
                                as of        Remaining  Maturity   Payment as
Collateral Property            3/31/98      Outstanding  Dates     of 3/31/98
----------------------------   -------      ----------- --------   ----------
University Park Shopping     $ 4,777,881        9.30%   04/01/18   $  440,099
Center
McMinn Plaza Shopping Center     373,415        8.25%   07/01/03       28,241
McMinn Plaza Shopping Center     673,365        7.63%   11/01/02       46,311
Park    Northern    Shopping   2,728,486        8.37%   12/01/06      226,000
Center
College Station land             206,250        8.50%   12/27/99       17,531
Hedwig II                      1,244,187       10.75%   06/10/99      134,162
Hedwig III                     2,313,875       10.75%   06/10/99      255,091
Benchmark  Crossing Shopping   3,678,437        9.25%   08/01/05      338,464
Center
University Mall               13,320,096        8.44%   11/01/06    1,119,047
Three Properties                   3,000        8.18%   08/01/98          245
                             -----------       -----               ----------

Total Mortgage Indebtedness  $29,318,992        8.88%              $2,605,191
                             ===========       =====               ==========

     The Company's indebtedness has interest rates ranging from 7.63% to 10.75%, with a weighted average interest rate of 8.88%, and will mature between 1999 and 2018, with a weighted average remaining term to maturity of 9.24 years.

7.   Share Options

     In connection with the completion of its IPO, the Company granted options (the "Options") to purchase 300,000 Common Shares to the Advisor for the benefit of certain Advisor employees, including the Company's executive officers. The Advisor identified the following persons for receipt of a portion of the
Options: Messrs. Scharar (40,000), Sandler (40,000), Jones (32,000) and Keith (32,000) and each of the independent Trust Managers (2,000). The remaining Options to purchase 156,000 Common Shares are held by the Advisor. These Options are exercisable at $10.00 per share and will vest evenly over a four-year period commencing January 1, 1999. These Options may also be assigned, in whole or in part, directly to the beneficiaries for whom the Advisor is holding them. The beneficiaries of these Option grants are eligible to receive loans from the Company for purposes of exercising vested Options, all or a portion of which loans may be forgiven over time.


8.   Subsequent Events

     On April 22, 1998, the Company announced that it had entered into a contract to purchase the Colony Plaza Shopping Center, a 26,513 square foot community shopping center in Houston, TX. The transaction is subject to completion of due diligence and the lender's consent to the sale.

     Effective April 6, 1998, the Company completed the sale of 1,000,000 Common Shares to the underwriters in connection with their exercise of their over-allotment option. The sale of these 1,000,000 shares at $10.00 per share provided net proceeds to the Company of $9,300,000, which will be used for acquisitions and working capital.

     The  Company  has  retired  the  $206,250  mortgage  on the land at College
Station.

     Although the Board has approved a dividend reinvestment plan (the "DRIP"), the time and cost of implementing the DRIP may delay its implementation. The Company may defer the implementation of the DRIP until the end of the first quarter of 1999.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     The following is a discussion and analysis of the consolidated financial condition and results of operations for the three months ended March 31, 1998. The following statements should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein.

     Overview

     The Company has been operating since 1989 as a Texas REIT engaged in the acquisition, ownership, management, leasing and redevelopment of community shopping centers in the Sunbelt region of the United States. The Company focuses on purchasing properties anchored primarily by supermarkets, drug stores and major retail tenants located in this economically favorable region. At March 31, 1998, the Company owned or controlled 14 community shopping centers located in Texas, Arizona, Florida and Tennessee. The Company manages and leases space to over 240 tenants in a variety of businesses.

     Since January 1, 1998, the Company has expanded its community shopping center portfolio through the acquisition of six shopping centers in Texas, Arizona and Florida. The Company has financed its growth through the issuance of additional Common Shares and by issuing short and long-term debt that is secured by its properties. Growth in operating income for the three months ended March 31, 1998, as compared to March 31, 1997, is substantially the result of adding six new shopping centers during the quarter as well as improved results at existing locations.

     Three Months Ended March 31, 1998

     The following discussion of the Company's results of operations is derived from the following condensed consolidated statements of operating income and the Company's unaudited consolidated statements of operations for the three months ended March 31, 1998 and 1997, located elsewhere herein.

                                      Condensed Consolidated
                                  Statements of Operating Income
                                          (in thousands)
                                            (Unaudited)

                                 Comparable Units                   Total All Units
                                Three Months Ended                 Three Months Ended
                              ------------------------           ------------------------
                              March 31,      March 31,           March 31,      March 31,
                                1998           1997                1998           1997
Revenue:                      ---------      ---------           ---------      ---------
    Rental                     $ 1,270       $ 1,222             $ 2,044        $ 1,222
    Recoveries from tenants        288           274                 565            274
    Other                            2             2                  28              2
                               -------       -------             -------        -------
                                 1,560         1,498               2,637          1,498

Expenses:
    Property operating,
    property taxes and
    property management fees       438           423                 718            423
                               -------       -------             -------        -------
Operating Income               $ 1,122       $ 1,075             $ 1,919        $ 1,075

% Change from previous period      4.3%                             78.5%


     Increased rents and improved occupancy at mature centers (from 93.2% in 1997 to 94.4% in 1998) account for almost all of the 4.3% improvement in operating results for the quarter at existing centers. The balance of the increase comes from the six new centers that were acquired between February 2, 1998 and March 23, 1998.

     Revenue:

     For the three months ended March 31, 1998, the Company recognized total revenue from operating properties of $2.637 million compared to $1.498 million for the three months ended March 31, 1997, an increase of $1.139 million, or 76.0%. The increased revenue was primarily attributed to six new community shopping centers that were acquired in February and March 1998, and contributed approximately $1.077 million in revenue.

     Interest income at the properties increased by about $26,000 for the quarter, reflecting interest income on the deposit at Universty Mall, plus normal interest on operating accounts.

     Costs and Operating Expenses:

     Property expenses for the quarter were approximately $718,000, or 27.2% of revenue, as compared to approximately $423,000, or 28.2% of revenue, in 1997. Lower management fees and net common area maintenance expenses accounted for most of the improvement.

     Interest costs (excluding the amortization of $2.2 million in unamortized bridge financing costs in 1998) increased from about $611,000, or 40.8% of revenue, in 1997 to approximately $1 million in 1998, or 38% of revenue. On January 30, 1998, the Company obtained a six-month bridge loan with Nomura Asset Capital Corporation for approximately $53.7 million. The proceeds of this loan were used to close on four of the acquisition properties, pay-off existing mortgages on five original properties, and to increase the escrow deposit on a fifth acquisition property. The bridge loan was repaid (except for $3,000) from proceeds from the offering and all costs of securing and closing the bridge loan were written off.

     For the quarter ended March 31, 1998, advisory fees increased to approximately $127,000, or 4.8% of revenue, from approximately $78,000, or 5.2% of revenue, in 1997. General and administrative expenses increased from about $28,000 to $142,000 in 1998. These costs primarily included $35,000 for legal and accounting, $17,000 for Trustee fees, $11,000 for insurance, $22,000 in non-recurring consulting expenses and $20,000 of stock compensation expense.

     The Company also incurred an extraordinary charge of approximately $232,000 related to prepayment penalties incurred in the retirement of two mortgages on original properties with a total balance outstanding of $9.5 million. In total, approximately $16.1 Million in existing mortgages were repaid. The prepayment of the Centennial mortgages (approximately $3.875 million) constituted a capital contribution to Centennial/Park Northern, LP, and increased the Company's ownership interest from 70% to 86.9% as of February 3, 1998.

     Liquidity and Capital resources

     Cash and cash equivalents as of March 31, 1998 were $6.8 million, an increase of $6.5 million from December 31,1997. The increase is due substantially to the proceeds from the IPO, as well as the slight delay the Company has experienced in closing Rosemeade Park Shopping Center and Town `N Country Shopping Center. As a result of the sale of the 1,000,000 overallotment shares on April 1, 1998, the Company also has the use of an additional $9.3 million.

     Cash flows from financing activities were approximately $45.7 million in the first quarter of 1998, primarily reflecting the proceeds of the offering of
7.6 million common shares, net of repayment of debt. Cash flows used in investing activities were approximately $39.8 million as the Company invested the proceeds in new shopping center acquisitions. Cash flows provided by operating activities were $582,000.

     The Company expects to meet its short-term liquidity requirements for general operations principally through its working capital and net cash provided by operating activities. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and to fund the payment of dividends in order to comply with certain federal income tax requirements applicable to REITs.

     The Company expects to meet its short-term liquidity requirements for property acquisitions and significant capital improvements initially from available cash and cash equivalents, obtaining long and short-term debt financing, and issuances of Common Shares or other equity securities of the Company. The Company has made arrangements for approximately $6.95 million in permanent financing through Nomura Capital Asset Corporation, subject to completion of documentation. It is anticipated that Southwest/Walgreen's and Centennial Shopping Centers will be security for this financing and the first mortgage loans will bear interest at approximately 7.5%. In addition, the Company is negotiating a new $30 million line-of-credit at 150 basis points over LIBOR to complete any additional acquisitions during the year. The term is for two years with a one year extension. The line of credit will be initially collateralized by first liens on five of the Company's properties.

     Since completion of the IPO, the owners of Town 'N Country Shopping Center have indicated that, in connection with the sale of Town 'N Country to the Company, they would prefer to receive units in a partnership controlled by the Company in lieu of cash for a portion of the purchase price. The units would be convertible into the Company's Common Shares after one year at the IPO price of $10.00 per share. The Board has approved this change, subject to documentation.

     In connection with the proposed acquisition of Town 'N Country, the lender at Town `N Country, South Trust Bank, has agreed that the Company may either retain the mortgage loan of approximately $2.5 million or reduce the mortgage loan down to $1,000 for 60 days and then reborrow the principal amount. The interest rate will be 7.5%.

     The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisitions, and significant capital improvements) through long-term collateralized and uncollateralized borrowings and the issuance of debt or additional equity securities of the Company.

     Funds From Operations

     The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines FFO as net income or loss (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management considers FFO an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes FFO in accordance with standards established by the White Paper but recognizes that, even so, its calculations may not be comparable with the method of calculation utilized by other REITS. FFO should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with generally accepted accounting principles) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. FFO for the three months ended March 31, 1998 and 1997 is as follows:


                          United Investors Realty Trust
                      Calculation of Funds From Operations
                      and Funds Available for Distribution
                        (In thousands, except share data)
                                   (Unaudited)

                                                      Three Months Ended
                                                  ----------------------------
                                                  March 31,          March 31,
                                                    1998               1997
                                                  ---------          ---------
FUNDS FROM OPERATIONS:

Net income available for common shareholders      $ (2,304)            $    59
  Plus Depreciation expense                            410                 246
  Plus Loss on early extinguishment of debt            232                   -
  Plus amortization of bridge financing costs        2,241                   -
                                                  --------             -------
    Funds From Operations                              579             $   305
                                                  --------             -------
Funds From Operations per share                   $   0.26             $  0.33

FUNDS AVAILABLE FOR DISTRIBUTION:

     Funds Available for Distribution (FAD) is defined as funds from operations, plus non-real estate related depreciation and amortization, adjusted for capital improvements, tenant improvements, leasing commission and the impact of straight-line rents.

Funds From Operations                             $    579             $   305
Plus amortization of financing costs and
    leasing costs                                       19                  18
Plus Stock compensation amortization                    20
Less Tenant improvements                               (13)                 (8)
Less Leasing commissions                               (12)                (31)
Less Capital improvements                               (8)                  -
Less Straight line rent                                (32)                (13)
                                                  --------             -------
Funds Available for Distribution                  $    553             $   271
                                                  --------             -------
Funds Available for Distribution per Share        $   0.24             $  0.30

Weighted average Shares Outstanding:
     Basic                                       2,266,000             912,489
     Diluted                                     2,266,426             912,489

Note that basic and diluted shares outstanding are the same for FFO and FAD calculations.

     Changes in Securities

     On March 13, 1998, the Company completed the offering of 7,600,000 of the Company's Common Shares at a price of $10.00 per share. Net proceeds from the offering, after deducting the related issuance costs, amounted to approximately $69.3 million.

     On March 18, 1998, the Company repurchased all outstanding preferred shares at a 3% premium, plus outstanding dividends. The total repurchase cost was $1.138 million.

     Forward Looking Information

     Certain statements in this document constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and section 21E of the Securities Acts of 1934, and the Company intends that such "forward-looking statements" be subject to the safe harbors created thereby. The words "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment that may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in interest rates, increased competition for acquisition of new properties, unanticipated expenses and delays in acquiring properties or increasing occupancy rates and regional economic and business conditions.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     Not Applicable.


Part II           Other Information

     Item 2. Changes in Securities and Use of Proceeds

     The following information is furnished pursuant to Item 701 (f) of Regulation S-K in connection with the Company's IPO:

     The effective date of the Securities Act registration: March 6, 1998.

     The commission file number assigned to the subject registration  statement:
333-29475.

     The date on which the offering commenced: February 17, 1998

     The date on which the offering terminated: March 10, 1998

     The name of the underwriters: Morgan Keegan & Company, Inc., Dain, Rauscher Incorporated, Scott & Stringfellow, Inc. and Southwest Securities, Inc.

     The title of the securities registered: Common shares of beneficial interest, no par value.

     The number of shares registered: 8,740,000 shares (including underwriters' overallotment of 1,140,000 shares).

     Aggregate price of the offering amount registered: $87,400,000.

     The number of shares sold: 7,600,000. (in addition, 1,000,000 shares of the underwriters' overallotment were sold in April 1998 and the offering terminated prior to the sale of the remaining 140,000 shares which were subject to the overallotment option.)

     Aggregate offering price of the securities sold: $76,000,000 (upon the sale in April, 1998, an additional $10,000,000 of securities were sold.)

     From the effective date of the Securities Act registration statement to the ending date of the current reporting period, the amount of expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered:

            Underwriters' discounts and commissions                 $ 5,320,000
            Accounting fees                                             446,453
            Attorney's fees                                             230,815
            Printing expenses                                           291,646
            Miscellaneous filing fees and other expenses                387,191
                                                                    -----------
                                                                    $ 6,676,105

     Such payments referred to above were not direct or indirect payments to officers, directors, trust managers or general partners of the issuer or the associates or affiliates of the issuer or any person owning 10% or more of any class of equity securities of the issuer, nor were such payments referred to above direct or indirect payments to others, except as indicated.

        Net offering proceeds excluding the overallotment were: $69,323,895 Net offering proceeds including the overallotment were: $78,623,895

     From the effective date of the Securities Act registration to the end of the current reporting period, the amount of net offering proceed used for any purpose for which at least 5% of the issuer's total offering proceeds has been used, were:

            Repay Bridge loan                                   $53,683,912
            Break-up fee on bridge loan                             939,468 (1)
            Cash portion of University Mall                       4,891,837 (2)
            Cash portion of Benchmark Crossing                    1,979,876
            Purchase of University Park minority interests          891,800 (3)
            Purchase preferred stock                              1,138,210
            Repay 10% and 11% short-term notes                      700,000
            Repay unsecured lines-of-credit                         300,000
            Repay 9% Redeemable Convertible Subordinated Notes      218,004
            Fee to Southwest Securities, Inc.                       184,000
            Working Capital                                       4,396,788 (4)
                                                                -----------
                                                                $69,323,895
________________________
     (1) The bridge loan lender agreed to reimburse the Company for a pro-rata portion of the break-up fee to reflect any portion of the bridge loan that is converted into a permanent loan within a reasonable time after the repayment of the bridge loan. Documents are being prepared to permit the Company to convert to permanent financing approximately $6,950,000 of the bridge loan financing, using two of the Company' s properties (the Centennial center in Austin and the South West/ Walgreen center in Phoenix) as security for such permanent financing. Accordingly, if and when such conversion is completed, the Company will recover approximately $122,000 of such break-up fees.

     (2) Of this amount, $1,400,000 was applied to the repayment of a loan from FCMT, a mortgage trust that is also externally advised by FCA Corp, the Company's advisor. The loan had been used to facilitate the acquisition of the University Mall shopping center.

     (3) The Company acquired all but 3.6% of the outstanding limited partner interests and now holds an undivided 96.4% in the partnership that holds title to the University Park shopping center.

     (4) The Company expects to apply a portion of the proceeds that have been allocated to working capital to acquire other properties, including the Town `N Country and Rosemeade shopping centers. The Company also anticipated acquiring the outstanding minority interests in the Park Northern and Centennial shopping centers. However, the owner of these interests has not responded to the Company's tender for his interests and may have changed his mind regarding the sale of such interests. Although the Company has used a substantial portion of the net proceeds to repay debt, the debt repaid was debt incurred primarily to acquire its properties. Some of these properties are now funded with equity capital and are debt-free. The Company may use such properties as security to help finance the acquisition of additional shopping centers. Accordingly, the Company anticipates that the repayment of some of its debt is temporary.

     Such payments referred to above were not direct or indirect payments to officers, directors, trust managers or general partners of the issuer or the associates or affiliates of the issuer or any person owning 10% or more of any class of equity securities of the issuer, nor were such payments referred to above direct or indirect payments to others, except as indicated.

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

3.1 First Amended and Restarted Declaration of Trust (Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

3.2       First  Amended and  Restated  Bylaws  (Incorporated  by  reference  to
          Exhibit 3.2 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.1 First Amended and Restated Advisory Agreement dated as of June 9, 1997, by and between the Company and Investment Manager (Incorporated by reference to Exhibit 10.1 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.2 1997 Share Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.3      Form  of  Indemnification  Agreement  (Incorporated  by  reference  to
          Exhibit 10.3 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.4 Loan Agreement dated as of January 30, 1998, by and between the Company and Nomura Asset Capital Corporation ("Nomura") (Incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.5 Promissory Note dated January 30, 1998, executed by the Company in favor of Nomura (Incorporated by reference to Exhibit 10.5 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.6 Assumption and Modification Agreement dated November 19, 1996, by and among The Travelers Insurance Company, George I. Brown,, Park Northern/Centennial Partners, L.P. and George I. Brown, as Trustee of the Waipio Trust II (Incorporated by reference to Exhibit 10.6 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.7 Promissory Note dated as of July 31, 1995, executed by PFL-290 Limited Partnership in favor of RFG Financial, Inc. (Incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.8 Promissory Note dated June 10, 1992, executed by Hedwig II, Inc. in favor of Sun Life Insurance Company of America (Incorporated by reference to Exhibit 10.8 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.9 Promissory Note dated June 10, 1992, executed by Hedwig III Joint Venture in favor of Sun Life Insurance Company of America (Incorporated by reference to Exhibit 10.9 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.10 Deed of Trust Note dated April 13, 1993, executed by UIRT/University Park-1, L.P. in favor of The Franklin Life Insurance Company (Incorporated by reference to Exhibit 10.10 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.11 Promissory Note dated June 15, 1994, executed by UIRT-1-McMinn, Inc. in favor of Protective Life Insurance Company (Incorporated by reference to Exhibit 10.11 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.12 Promissory Note dated June 11, 1994, executed by UIRT-W-McMinn, Inc. in favor of Conseco Mortgage Capital, Inc. (Incorporated by reference to Exhibit 10.12 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.13 Note Secured by Deed of Trust dated November 9, 1990 executed by George I. Brown and George I. Brown, as Trustee of the Waipio Trust II in favor of The Travelers Insurance Company (Incorporated by reference to Exhibit 10.13 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.14 Earnest Money Contract dated October 13, 1997, by and among the Company, Balous Miller, John K. Miller, Douglas Miller and Louis Vance (Incorporated by reference to Exhibit 10.14 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.15 Agreement for the Purchase and Sale of Commercial Real Estate dated December 12, 1997, by and between the Company and the Board of Pension Commissioners of the City of Los Angeles (Incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.16 Contract of Sale dated December 5, 1997, by and between the Company and Desert Pacific Properties, L.L.C. (Incorporated by reference to
          Exhibit 10.16 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.17 Contract of Sale dated December 5, 1997, by and between the Company and Rosemeade Park Limited Partnership (Incorporated by reference to
          Exhibit 10.17 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.18 Letter Agreement dated November 25, 1997 and October 15, 1997, by and among the Company, Town `N Country Plaza of Tampa, Limited and James
          H. Shimberg, Trustee on Behalf of Landowner (Incorporated by reference to Exhibit 10.18 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.19 Contract of Sale dated December 5, 1997, by and between Market at First Colony Joint Venture, Hedwig II Joint Venture, PFL-290 Limited Partnership, R & R Limited Partnership, Hedwig II, Inc. and the Company (Incorporated by reference to Exhibit 10.19 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.20 Letter Agreement dated February 17, 1998, by and between the Company, Town `N Country Plaza of Tampa, Limited and James H. Shimberg, Trustee on Behalf of Landowner (Incorporated by reference to Exhibit 10.20 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

**10.21   Contract  of  Sale  dated  March  23,  1998  by   and  between  United
          Investors, Realty Trust and Dermot Big Curve, LLC.

**10.22   Contract  of  Sale  dated  April  17,  1998   by  and  between  United
          Investors, Realty Trust and Veriguest Colony Plaza One 1997.

**10.23   Purchase  Option   dated  April  17,   1998  by  and   between  United
          Investors, Realty Trust and Veriguest Property Commerce 1995-1, a Texas joint venture.

**10.25 Promissory Note dated July 31, 1995 executed by PFL-290 Limited Partnership n favor of RFG Financial, Inc. (Benchmark).

**10.26 Promissory Note dated June 10, 1992 executed by Hedwig II, Inc. in favor of Sun Life Insurance Company of America.

**10.27 Promissory Note dated June 10, 1992 executed by Hedwig III Joint Venture in favor of Sun Life Insurance Company of America.

**27.1    Financial Data Schedule


**Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          UNITED INVESTORS REALTY TRUST

      Dated: May 14, 1998                   /s/ Daniel M. Jones III
                                                ----------------------------
                                                Daniel M. Jones III,
                                                Chief Financial Officer
                                                (principal financial and
                                                accounting officer

                               INDEX TO EXHIBITS


3.1 First Amended and Restarted Declaration of Trust (Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

3.2       First  Amended and  Restated  Bylaws  (Incorporated  by  reference  to
          Exhibit 3.2 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.1 First Amended and Restated Advisory Agreement dated as of June 9, 1997, by and between the Company and Investment Manager (Incorporated by reference to Exhibit 10.1 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.2 1997 Share Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.3      Form  of  Indemnification  Agreement  (Incorporated  by  reference  to
          Exhibit 10.3 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.4 Loan Agreement dated as of January 30, 1998, by and between the Company and Nomura Asset Capital Corporation ("Nomura") (Incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.5 Promissory Note dated January 30, 1998, executed by the Company in favor of Nomura (Incorporated by reference to Exhibit 10.5 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.6 Assumption and Modification Agreement dated November 19, 1996, by and among The Travelers Insurance Company, George I. Brown,, Park Northern/Centennial Partners, L.P. and George I. Brown, as Trustee of the Waipio Trust II (Incorporated by reference to Exhibit 10.6 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.7 Promissory Note dated as of July 31, 1995, executed by PFL-290 Limited Partnership in favor of RFG Financial, Inc. (Incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.8 Promissory Note dated June 10, 1992, executed by Hedwig II, Inc. in favor of Sun Life Insurance Company of America (Incorporated by reference to Exhibit 10.8 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.9 Promissory Note dated June 10, 1992, executed by Hedwig III Joint Venture in favor of Sun Life Insurance Company of America (Incorporated by reference to Exhibit 10.9 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.10 Deed of Trust Note dated April 13, 1993, executed by UIRT/University Park-1, L.P. in favor of The Franklin Life Insurance Company (Incorporated by reference to Exhibit 10.10 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.11 Promissory Note dated June 15, 1994, executed by UIRT-1-McMinn, Inc. in favor of Protective Life Insurance Company (Incorporated by reference to Exhibit 10.11 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.12 Promissory Note dated June 11, 1994, executed by UIRT-W-McMinn, Inc. in favor of Conseco Mortgage Capital, Inc. (Incorporated by reference to Exhibit 10.12 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.13 Note Secured by Deed of Trust dated November 9, 1990 executed by George I. Brown and George I. Brown, as Trustee of the Waipio Trust II in favor of The Travelers Insurance Company (Incorporated by reference to Exhibit 10.13 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.14 Earnest Money Contract dated October 13, 1997, by and among the Company, Balous Miller, John K. Miller, Douglas Miller and Louis Vance (Incorporated by reference to Exhibit 10.14 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.15 Agreement for the Purchase and Sale of Commercial Real Estate dated December 12, 1997, by and between the Company and the Board of Pension Commissioners of the City of Los Angeles (Incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.16 Contract of Sale dated December 5, 1997, by and between the Company and Desert Pacific Properties, L.L.C. (Incorporated by reference to
          Exhibit 10.16 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.17 Contract of Sale dated December 5, 1997, by and between the Company and Rosemeade Park Limited Partnership (Incorporated by reference to
          Exhibit 10.17 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.18 Letter Agreement dated November 25, 1997 and October 15, 1997, by and among the Company, Town `N Country Plaza of Tampa, Limited and James
          H. Shimberg, Trustee on Behalf of Landowner (Incorporated by reference to Exhibit 10.18 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.19 Contract of Sale dated December 5, 1997, by and between Market at First Colony Joint Venture, Hedwig II Joint Venture, PFL-290 Limited Partnership, R & R Limited Partnership, Hedwig II, Inc. and the Company (Incorporated by reference to Exhibit 10.19 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

10.20 Letter Agreement dated February 17, 1998, by and between the Company, Town `N Country Plaza of Tampa, Limited and James H. Shimberg, Trustee on Behalf of Landowner (Incorporated by reference to Exhibit 10.20 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

**10.21   Contract  of  Sale  dated  March  23,  1998  by   and  between  United
          Investors, Realty Trust and Dermot Big Curve, LLC.

**10.22   Contract  of  Sale  dated  April  17,  1998   by  and  between  United
          Investors, Realty Trust and Veriguest Colony Plaza One 1997.

**10.23   Purchase  Option   dated  April  17,   1998  by  and   between  United
          Investors, Realty Trust and Veriguest Property Commerce 1995-1, a Texas joint venture.

**10.25 Promissory Note dated July 31, 1995 executed by PFL-290 Limited Partnership n favor of RFG Financial, Inc. (Benchmark).

**10.26 Promissory Note dated June 10, 1992 executed by Hedwig II, Inc. in favor of Sun Life Insurance Company of America.

**10.27 Promissory Note dated June 10, 1992 executed by Hedwig III Joint Venture in favor of Sun Life Insurance Company of America.

**27.1    Financial Data Schedule


**Filed herewith