Form 10-Q
period 1998-08-12
UNITED INVESTORS REALTY TRUST
filed 1998-08-14
CIK 868196

TYPE 10-Q
 SEQUENCE:  1
 DESCRIPTION:  SECOND QUARTER REPORT FOR 1998

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended June 30, 1998

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            Commission File Number  001-13915
                                    ---------

                          UNITED INVESTORS REALTY TRUST
             (Exact name of Registrant as Specified in its Charter)

                   TEXAS                              76-0265701
          ------------------------               ----------------------
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

Number of shares outstanding of the issuer's Common Stock, no par value, as of August 8, 1998: 9,514,889 shares.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes __X__ No_____

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                         United Investors Realty Trust
                          Consolidated Balance Sheets

                                    ASSETS


                                                                       June 30,
                                                                         1998         December 31,
                                                                      (Unaudited)          1997
                                                                     -------------    -------------
Operating properties, at cost
    Land .........................................................   $  32,149,317    $   8,118,723
    Buildings and improvements ...................................      88,854,914       31,616,008
                                                                     -------------    -------------
                                                                       121,004,231       39,734,731

Less accumulated depreciation ....................................      (6,004,299)      (4,861,957)
                                                                     -------------    -------------
                                                                       114,999,932       34,872,774
Cash and cash equivalents ........................................      11,610,321          346,149
Accounts Receivable, net of allowance ............................       1,754,539          797,696
Prepaid expenses and other assets ................................       2,626,762        3,270,350
                                                                     -------------    -------------
    Total Assets .................................................   $ 130,991,554    $  39,286,969
                                                                     =============    =============

                   LIABILITIES, MINORITY INTEREST, REDEEMABLE
                PREFERED SHARES, AND COMMON SHAREHOLDERS' EQUITY

Liabilities:
Mortgage notes payable ...........................................   $  40,870,225    $  24,926,499
Redeemable convertible subordinated notes ........................            --            212,400
Short-term notes and lines of credit .............................           3,000        3,225,000
Accounts payable, accrued expenses, and other liabilities ........       2,804,504        1,429,233
                                                                     -------------    -------------
Total liabilities ................................................      43,677,729       29,793,132
                                                                     -------------    -------------
Minority interest in consolidated partnerships. ..................       2,429,080        1,571,018
                                                                     -------------    -------------
Redeemable  preferred shares of beneficial  interest,$100 par value;
50,000,000 shares authorized;10,737 shares issued and outstanding
at December 31, 1997 .............................................          --            1,068,226
                                                                     -------------    -------------
Common shareholders' equity: common shares of beneficial interest, no par value; 500,000,000 shares authorized 9,514,889 and 914,889
shares  issued and outstanding in 1998 and 1997 ..................      87,164,078        8,345,077

Accumulated deficit ..............................................      (2,279,333)      (1,490,484)
                                                                     -------------    -------------
Total common shareholders' equity ................................      84,884,745        6,854,593
                                                                     -------------    -------------
Total liabilities, minority interest,redeemable preferred shares,
and common shareholders' equity ..................................   $ 130,991,554    $  39,286,969
                                                                     =============    =============

                          United Investors Realty Trust
                      Consolidated Statements of Operations
                                   (unaudited)

                                                           Three Months Ended            Six Months Ended
                                                      --------------------------------------------------------
                                                        30-Jun-98     30-Jun-97      30-Jun-98       30-Jun-97
Revenues:
  Rental                                              $ 3,382,335    $ 1,235,075    $ 5,426,224    $ 2,457,427
  Recoveries from tenants                                 926,969        326,568      1,491,896        600,436
  Interest and other income                               230,530          8,081        291,646         16,557
                                                      -----------    -----------    -----------    -----------
     Total Revenues                                     4,539,834      1,569,724      7,209,766      3,074,420

Property operating expenses:
    Property operating                                    471,114        201,612        729,222        378,214
    Property taxes                                        570,548        188,566        955,214        377,132
    Property management fees                               77,915         45,353        126,948         91,266
    Depreciation and amortization                         734,071        287,835      1,188,586        572,251
    Interest (including write-off of $2,240,652
     in unamortized bridge financing costs in
     March, 1998)                                         738,720        607,770      3,990,961      1,218,973
    Advisory fees (FCA)                                   194,746         78,000        321,986        156,000
    General and administrative                            202,539         97,819        370,752        125,687
                                                      -----------    -----------    -----------    -----------
      Total expenses                                    2,989,653      1,506,955      7,683,669      2,919,523
                                                      -----------    -----------    -----------    -----------
       Income (loss) before minority interest,
        extraordinary item,and preferred share
        distribution requirement                        1,550,181         62,769       (473,903)       154,897

Minority interest in income of consolidated
 partnerships                                             (34,849)       (12,786)       (61,462)       (21,856)
                                                      -----------    -----------    -----------    -----------
       Income (loss) before extraordinary item and
        preferred share distribution requirement        1,515,332         49,983       (535,365)       133,041

Extraordinary item-prepayment penalties incurred on
 early extinguishment of debt                               --             --          (232,532)          --
                                                      -----------    -----------     -----------    -----------
       Net Income (loss)                                1,515,332         49,983       (767,897)       133,041

Preferred share distribution requirement                     --          (24,158)       (20,670)       (48,316)
                                                      -----------    -----------    -----------    -----------
Net income (loss) available
 for common shareholders                              $ 1,515,332    $    25,825    $  (788,567) $      84,725
                                                      ===========    ===========    ===========    ===========

Basic and diluted per share amounts:
 Income (loss) before extraordinary item
 and preferred share distribution requirement         $      0.16    $      0.05    $     (0.09)   $      0.15

Extraordinary item - prepayment penalties
 incurred on early extinguishment of debt                    --             --            (0.04)          --

Preferred share distribution requirement                     --            (0.03)         (0.00)         (0.05)
                                                      -----------    -----------    -----------    -----------
Net income (loss) available for common
 shareholders                                         $      0.16    $      0.02    $     (0.13)          0.10
                                                      ===========    ===========    ===========    ===========
Weighted average shares outstanding:
  Basic                                                 9,459,333        912,489      5,904,889        912,489
  Diluted                                               9,459,333        912,489      5,904,889        912,489

                        United Investors Realty Trust
                     Consolidated Statements of Cash Flows
                                 (unaudited)


                                                                       Six Months Ended
                                                                   -----------------------
                                                                   6/30/98         6/30/97
                                                                   -------         -------
Cash flows from operating activities:
  Net income (loss)                                            $   (767,897)        133,041

  Adjustments to reconcile  net income  (loss) to net cash
    provided by operating
    activities:
    Depreciation                                                  1,142,342         535,916
    Amortization                                                     46,244          36,335
    Extraordinary item                                              232,532               -
    Amortization of bridge financing costs                        2,240,652               -
    Minority interest in income of consolidated partnerships         61,462          21,856
    Equity in income of investment in real estate venture ..              0         (10,185)
    Changes in operating assets and liabilites                     (495,972)        106,661
                                                               ------------    ------------

        Net cash provided by operating activities                 2,459,363         823,624

Cash flows from investing activities:
    Purchase of and capital improvements to investment
     real estate                                                (46,037,178)       (193,276)
    Application of escrow deposits                                1,343,389        (115,724)
                                                               ------------    ------------

             Net cash used in investing activities              (44,693,789)       (309,000)
                                                               ------------    ------------
Cash flows from financing activities:
    Proceeds from bridge financing                               53,689,913               -
    Payments on bridge financing                                (53,686,913)              -
    Proceeds from short-term notes payable                           50,000         160,000
    Principal payments on mortgage notes payable                (16,554,914)       (426,496)
    Principal payments on short-term notes payable               (3,275,000)              -
    Preferred share retirement                                   (1,068,226)              -
    Convertible note retirement                                    (212,400)              -
    Net proceeds from public offering                            78,819,001               -
    Payment of prepayment penalty                                  (232,532)              -
    Payment of bridge financing costs                            (2,240,652)              -
    Preferred share distributions                                   (20,670)        (48,316)
    Distribution to holders of minority interests                (1,621,220)        (33,644)
    Payment of loan acquisition costs                              (147,789)              -
                                                               ------------    ------------
             Net cash provided by (used in) financing
              activities                                         53,498,598        (166,168)
                                                               ------------    ------------
Increase in cash and cash equivalents                            11,264,172         166,168

Cash and cash equivalents at beginning of period                    346,149         119,316
                                                               ------------    ------------
Cash and cash equivalents at end of period                     $ 11,610,321    $    285,484
                                                               ============    ============
     Supplemental disclosures:
       Cash paid for for interest (including $2,240,652
       in cash paid in 1998 for bridge financing costs)        $  3,990,961    $  1,218.973
       Assumption of mortgage debt in connection with
       acquisition of properties                                 32,498,713               -
       Assumption of property tax and security deposit
       liabilities in connection with acquisition of
       properties                                                   520,493               -
       Purchase price adjustments held by third party               172,356               -
       Issuance of downREIT units for property acquisition        2,385,940


                     United Investors Realty Trust
                   Notes to Consolidated Financial Statements

1.        Organization and Basis of Presentation

Organization

United Investors Realty Trust (the "Company") was organized on December 1,1988 as a Massachusetts business trust and subsequently converted to a Texas real estate investment trust ("REIT"). The Company operates community shopping centers in the sun belt states of Texas, Arizona, Florida and Tennessee. On March 13, 1998 the Company completed an initial public offering (the "IPO") of 7,600,000 common shares of beneficial interest (the "Common Shares").

Basis of Presentation

These unaudited consolidated financial statements include the accounts of the Company, its subsidiaries and partnerships in which it owns controlling interests. The accompanying consolidated financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's prospectus dated March 6, 1998 associated with it's IPO. In the opinion of management, the financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of financial results for the interim periods.

On May 21, 1998, the EITF reached a consensus decision on Issue No. 98-9, "Accounting for Contingent Rent In Interim Financial Periods" which provides that recognition of rental income in interim periods must be deferred until the specified target that triggers the contingent rental income is achieved. This consensus is effective May 21, 1998 and will require the Company to defer recognition of this income until the date that the tenant's sales exceed the breakpoint set forth in the lease agreement. This consensus is not expected to have a material impact on the Company's results of operations.

2.        Investment in Properties

At December 31, 1997, the Company owned eight shopping center properties containing approximately 754,563 square feet of gross leasable area.

During the six months ended June 30, 1998, the Company acquired nine properties for a total purchase price of approximately $81,000,000 including assumed debt of approximately $32,000,000. These acquisition properties include approximately 1,651,000 square feet of gross leasable area ("GLA"), of which 435,000 square feet are anchors that are owned by third parties. As of June 30, 1998, the geographic diversification of the Company's portfolio on the basis of GLA owned reflected 25% in the Houston, Texas area, 23% throughout the balance of Texas, 25% in Florida, 19% in Arizona, and 8% in Tennessee.

During the second quarter (ended June 30, 1998), the Company acquired the following neighborhood shopping centers.

Town `N Country Plaza

Town `N Country Plaza is a 158,104 square foot shopping center located in Tampa, Florida. The center is anchored by Big Lots (30,000 square feet) and T.J. Maxx (24,000 square feet). As of June 30, 1998, the center is 100% leased.

The Company acquired the center on May 15, 1998 through a "downREIT" partnership. The downREIT partnership, in which the Company is the 1% sole general and a 98% limited partner, issued partnership units to the sellers and assumed existing mortgage debt on the shopping center. Holders of the partnership units are paid a distribution equivalent to distributions paid on the Company's common shares, and may convert their partnership units (aggregating 239,594 units) to REIT shares after one year.

Rosemeade Park Shopping Center

Rosemeade Park is a 49,554 square foot shopping center located in Carrollton, Texas, a northern suburb of Dallas. The center is adjacent to a 58,900 square foot Kroger Supermarket, which is owned by a third party. The center was acquired with cash and assumption of debt, and as of June 30, 1998 is approximately 61% leased.

Big Curve Shopping Center

Big Curve Shopping Center is located in Yuma, Arizona and includes approximately 226,400 square feet of GLA. The center is anchored by a 28,000 square-foot Walgreens, as well as by Miller's Outpost, Albertson's and Michaels. The latter two stores occupy an aggregate GLA of approximately 100,000 square feet that are owned by third parties. The center is approximately 98% leased at June 30, 1998. The Company acquired Big Curve with cash and the assumption of debt.

The following properties were acquired in the three months ended March 31, 1998.

Mason Park

Mason Park is a 218,847 square foot community shopping center located in Houston, and is anchored by Kroger Supermarket, Walgreen's Drug Store, Palais Royal, Cinemark and Petco. A third party owns the 58,800 square foot Kroger store. As of June 30, 1998, the center is approximately 92% leased.

The Market at First Colony

The Market at First Colony is a 156,241 square foot community shopping center located in Houston, and is anchored by a 62,000 square foot Kroger Supermarket, which is owned by a third party. Major tenants in the Company's space include T.J. Maxx, Home Savings, and Eckerd Drugs. A Taco Bell is also part of the center and is owned by the Company. As of June 30, 1998, the center is approximately 97% leased.

Hedwig Shopping Centers

Hedwig Shopping Centers is a 226,000 square foot shopping center located in Houston, and is anchored by Target (120,000 square feet) and Marshall's (35,650 square feet), each of which is owned by third parties. The three separate buildings owned by the Company include approximately 69,500 square feet. As of June 30, 1998, the center is approximately 98% leased.

Benchmark Crossing

Benchmark Crossing is a 58,384 square foot neighborhood shopping center located in Houston, and is anchored by Bally's Total Fitness, which occupies almost 41,000 square feet. The balance of the center is occupied by Click's Billiards, the International House of Pancakes, Burger King and Jack in the Box. The center is 100% leased as of June 30, 1998.

Southwest/Walgreen's Shopping Center

Southwest/Walgreen's Shopping Center is an 83,698 square foot neighborhood shopping center anchored by Southwest Supermarkets and Walgreen's Drug Store. The center is located in Phoenix, Arizona. As of June 30, 1998, the center is 100% leased.

University Mall Shopping Center

The University Mall Shopping Center is s 315,596 square foot shopping center located in Pembroke Pines, Florida (an independent municipality near Ft. Lauderdale). The center is anchored by Uptons, Sports Authority, Ross Stores, Office Max and Eckerd Drugs. Separate buildings are also leased to TGI Fridays, WAG's and Taco Bell. Additionally, Pollo Tropical and Red Lobster and are situated on out parcels that are owned by third parties. As of June 30, 1998, the center is approximately 98% leased.

Pending Acquisitions

As of June 30, 1998, the Company was under contract to purchase three additional shopping centers. They are Colony Plaza Shopping Center (closed on July 20,
1998) in Houston, Highland Square Shopping Center in Houston, and Twelve Oaks Plaza in Tampa.

3.    Financing Activities

On January 30, and February 18, 1998, the Company received proceeds from a bridge loan with Nomura Asset Capital Corporation for approximately $53,700,000. The loan was collateralized by five of the properties owned at December 31, 1997 and three of the acquisition properties (see Note 2) and carried an interest rate of 8.1875%. The terms of the loan included a 1% loan origination fee and a 1.75% loan break-up fee. The proceeds of the loan were used to pay off the mortgages on five original properties, to purchase four acquisition properties, and for working capital. All but $3,000 of the loan was repaid out of the IPO proceeds on March 13, 1998. All bridge loan costs were amortized to interest expense in the first quarter of 1998.

On February 2, 1998 the Company retired mortgage loans secured by its Autobahn, Bandera, Centennial, El Campo and Twin Lakes properties with funds from the bridge loan. The total refinancing was approximately $16.1 million and included approximately $232,000 in prepayment fees. All refinancing costs and unamortized loan costs for these loans were written off in the first quarter of 1998 and are reflected as an extraordinary item in the accompanying statements of operations.

On March 13, 1998, the Company completed the initial public offering of 7,600,000 shares of the Company's Common Shares at a price of $10.00 per share. The net proceeds from the offering, after deducting the related issuance costs, amounted to approximately $69.4 million. The proceeds of the offering were applied to pay off the bridge loan, acquire properties, purchase all but 3.6% of the outstanding limited partners' interests in the partnership that owns the University Park Shopping Center, purchase the minority interest in Centennial/Park Northern, L.P., repurchase existing short-term and convertible debt, repurchase all outstanding preferred stock, and for working capital.

During the second quarter of 1998, the Company purchased the minority interest in Centennial/Park Northern, L.P. for approximately $900,000. In addition, the Company completed the acquisitions of all but 3.6% of the minority interests in University Park, L.P.

Effective April 6, 1998, the Company completed the sale of 1,000,000 Common Shares to the Underwriters in connection with the exercise of their overallotment option. The sale of these 1,000,000 shares at $10.00 per share provided net proceeds to the Company of $9,300,000, which will be used for acquisitions and working capital.

4.    Notes and Mortgages Payable

The following table sets forth certain information regarding the indebtedness of the Company as of June 30, 1998:

                                                                   Projected
                                                                     Annual
                                                                    Interest
                               Balance                               As of
                               June 30,      Interest   Maturity    June 30,
       DESCRIPTION               1998          Rate      Date         1998
----------------------------   -------      ----------- --------   ----------

MORTGAGE PAYABLE:
University Park              $ 4,750,267         9.30%   4/1/18      $   438,080
McMinn Plaza I                   359,324         8.25%   7/1/03           27,025
McMinn Plaza W                   643,579         7.63%   11/1/02          44,588
Park Northern                  2,708,128         8.37%   11/19/06        224,228
Hedwig Village II              1,241,425        10.75%   6/10/99         122,744
Hedwig III                     2,308,793        10.75%   6/10/99         226,639
Benchmark                      3,670,027         9.25%   8/1/05          325,448
University Mall               13,283,056         8.44%   11/1/06       1,078,723
Rosemeade                      3,474,564         8.30%   10/24/07        277,506
Town 'N Country                2,478,064         7.50%   11/1/02         179,597
Big Curve                      5,952,998         9.19%   10/1/06         524,615
Other                              3,000         8.18%   8/1/98              245
                             -----------         -----   --------    -----------
Total                        $40,873,225         8.79%               $ 3,469,438
                             ===========         ====                ===========



The Company's indebtedness has interest rates ranging from 7.50% to 10.75%, with a weighted average interest rate of 8.79%, and will mature between 1999 and 2018, with a weighted average remaining term to maturity of 9.24 years.

The Company has negotiated with a bank the terms of a $30,000,000 revolving line-of-credit at 150 basis points over LIBOR. The term is for two years, with a one year extension. The line will be secured by first liens on the Market at First Colony, Mason Park, Autobahn, Bandera and El Campo shopping centers. The Company expects to execute the line of credit agreement in the third quarter of 1998.

5.    Per Share Data

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



                                    Three Months  Ended June 30,   Six Months  Ended June 30,
                                    ----------------------------   --------------------------
Weighted Average Shares                 1998           1997           1998        1997
-----------------------                 ----           ----           ----        ----

Basic EPS                             9,459,333     912,489        5,904,889      912,489
Effect of dilutive securities:
 Employee share options                  --            --             --            --
                                      ---------     -------         ---------     -------
Diluted EPS                           9,459,333     912,489         5,904,889     912,489
                                      =========     =======         =========     =======
Distributions per share declared      $   0.215     $ 0.398         $   0.215     $ 0.398
                                      =========     =======         =========     =======


Subsequent to June 30, 1998, an addtional $0.215 distribution per share was declared and is to be paid on October 27, 1998.

The computations above do not assume the conversion of the Company's redeemable debt and redeemable preferred shares in 1997 as they would be antidilutive to earnings per share.

6.    Advisory Agreement and Related Party Transactions

The Company is managed and advised by an entity ("FCA Corp."), affiliated with one of the trust managers (the "Advisor"). The advisory agreement currently provides for a fee based on 6.8% of adjusted funds from operations, as defined. During the three and six months ended June 30, 1998, the Company incurred fees to the Advisor in the amounts of $195,000 and $322,000, respectively. For the corresponding periods in 1997, the Advisor fees were $78,000 and $156,000, respectively.

During the three months ended June 30, 1998, the Company acquired the Town 'N Country Shopping Center (Town `N Country) (see Note 2) from a partnership affiliated with individuals who serve on the Company's non-voting Advisory Board. Town `N Country was purchased for approximately $5,000,000, including assumption of approximately $2,500,000 in existing debt with a fixed rate of interest of 7.5%, issuance of 238,594 downREIT partnership units valued at approximately $2,400,000, and cash. The downREIT units are convertible into UIRT common shares of beneficial interest after one year.

7.    Incentive Stock Option Plan

In connection with the completion of its IPO, the Company granted options (the "Options") to purchase 300,000 Common Shares to the trust managers, certain executive officers, and to the Advisor for the benefit of certain Advisor employees, including the Company's executive officers. These Options are exercisable at $10.00 per share and will vest evenly over a four-year period commencing January 1, 1999. These Options may also be assigned, in whole or in part, directly to the beneficiaries for whom the Advisor is holding them.

8.    Pro Forma Financial Information

The following unaudited pro forma condensed consolidated statement of operations is presented as if each of the acquisitions described in Note 2 and the financing activities described in Note 3 had all occurred as of January 1, 1997.

                                                 Six Months Ended
                                                 ----------------
                                                6/30/98       6/30/97
                                                -------       -------
Revenue                                       $ 9,594,000   $9,398,000
                                              ===========   ==========

Income before extraordinary item              $   203,000   $2,680,000
                                              ===========   ==========

Net income                                    $   203,000   $2,680,000
                                              ===========   ==========

Basic and diluted net income per share
 amounts                                      $      0.02   $     0.28
                                              ===========   ==========


9.    Subsequent Events

On July 20, 1998,  the Company  acquired the Colony Plaza  Shopping  Center,  an
80,000  square  foot  neighborhood   shopping  center  in  Houston  of  which  a
Albertson's owns its 53,000 square foot anchor space.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. Historical results and trends which might appear should not be taken as indicative of future operations.

The Company has been operating since 1989 as a Texas REIT engaged in the acquisition, ownership, management, leasing and redevelopment of community shopping centers in the Sunbelt region of the United States. The Company focuses on purchasing properties anchored primarily by supermarkets, drug stores and major retail tenants located in this region.

United Investors Realty Trust owned 17 community and neighborhood shopping centers at June 30, 1998. Of the Company's properties, 10 are located in Texas (including five in Houston). The remaining properties are located in Arizona (three), Florida (two), and Tennessee (two). The Company has approximately 335 leases and 325 different tenants. Leases for the Company's properties range from less than a year for smaller spaces to over 25 years for larger tenants. Leases generally provide for minimum lease payments plus contingent payments for the tenants' portion of taxes, insurance, and common area maintenance expenses; some leases also provide for contingent payments based on a tenant's sales volume. Most of the Company's properties are anchored by grocery stores, drug stores, or other national or regional credit tenants.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1998

Net income was $1,515,000 or $.16 per share for the second quarter of 1998, up from $26,000, or $.02 per share, for the same quarter of 1997. The increase in net income from 1997 to 1998 is due primarily to the Company's acquisitions since December 31, 1997.

Rental revenues were $4,540,000 for the second quarter of 1998, as compared to $1,570,000 for the second quarter of 1997. This increase relates almost totally to acquisitions.

Interest expense increased by $131,000 from $608,000 in 1997 to $739,000 in 1998. This increase was due mainly to the increase in the average debt outstanding between periods, from $27,000,000 for 1997 to $40,000,000 for 1998. The increase in debt outstanding is primarily a result of expenditures for acquisitions since December 31, 1997. The increases in depreciation and amortization, operating expenses, and ad valorem taxes were primarily the result of the Company's acquisitions.

SIX MONTHS ENDED JUNE 30, 1998

Net loss was $(789,000) or $(0.13) per share in 1998, compared to net income in 1997 of $85,000, or $0.10 per share. Included in net loss for 1998 is $2,241,000 in non-recurring amortization of bridge financing costs and $232,000 of extraordinary charges, or an aggregate $0.42 per share in non-recurring and extraordinary expenses. Earnings in 1998 before such charges were $1,684,000 or $0.29 per share. There were no non-recurring or extraordinary charges in 1997. The increase in earnings before non-recurring and extraordinary charges is primarily a result of operating income generated by properties acquired since December 31, 1997.

Rental revenues increased 133% to $7,210,000 in 1998, compared with $3,074,000 for the same period of the prior year. This increase relates almost totally to acquisitions since December 31, 1997.

Interest expense, before non-recurring amortization of bridge financing costs, increased by $531,000 from $1,219,000 in 1997 to $1,750,000 in 1998. Weighted average debt outstanding increased from $28,000,000 for 1997 to $40,000,000 for 1998. The increase in weighted average debt outstanding is primarily a result of expenditures for acquisitions, including the amounts borrowed and repaid under the bridge financing arrangement.

The increases in depreciation and amortization, operating expenses and advalorem taxes were primarily the result of the Company's acquisitions since December 31, 1997.

Liquidity and Capital Resources

The Company acquired four shopping centers for approximately $35,000,000 and refinanced approximately $16,000,000 in mortgage debt in February 1998 with the proceeds of a $53,700,000 bridge financing arrangement. In March and April 1998, the Company sold 8,600,000 common shares of beneficial interest through an initial public offering and raised approximately $79,000,000 net of offering costs. Such proceeds were used to repay the bridge financing, acquire partnership units from minority interest holders, retire preferred shares and convertible debt, and acquire five additional properties for approximately $45,000,000 (including $32,000,000 in assumed debt). At June 30, 1998, cash and cash equivalents of approximately $11,610,000 were comprised of remaining IPO proceeds and cash flow from operations for the six months then ended.

Cash flows provided by operations for the six months ended June 30, 1998 were $2,459,000 versus $823,624 for the year earlier period. Substantially all of the year to year difference is the result of operating income from properties acquired since December 31, 1997 and the effect of changes in the amounts of and interest rates on mortgage debt as a result of the refinancing (described below) and the assumption of debt in connection with the acquisitions.

The nine properties acquired since December 31, 1997 comprise approximately 1,116,000 square feet of gross leaseable area, and were acquired subject to approximately $32,000,000 in mortgage debt. In addition, one of the properties was acquired by a limited partnership in which the Company is the sole general and a majority limited partner; the limited partnership issued limited partnership units to the sellers of the property in consideration of the sellers contributing the property to the partnership. Such limited partnership units were valued at approximately $2,386,000, and are convertible to 238,600 common shares of beneficial interest of the Company after one year.

In connection with its intention to continue to qualify as a REIT for Federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These distributions will be paid from operating cash flows that are expected to increase due to property acquisitions and growth in rental revenues in the existing portfolio and from other sources. Since cash used to pay distributions reduces amounts available for capital investment, the Company generally intends to maintain a conservative distributions payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties as suitable opportunities arise.

It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financing in a manner consistent with its intention to operate with a conservative debt capitalization policy. The Company anticipates that adequate cash will be available from operations to fund its operating and administrative expenses, regular debt service obligations and the payment of distributions in accordance with REIT requirements in both the short-term and long-term.

The Company expects to execute a revolving line of credit agreement during the third quarter of 1998. Such line of credit, which initially will be collateralized by five existing Texas properties, will provide for borrowings of up to $30,000,000 at approximately 150 basis points over a London Interbank Offered Rate.

The Year 2000 Issue

Many computer systems were designed and programmed in such a manner as to be unable to recognize dates beyond December 31, 1999. In such cases, computer applications could fail or create erroneous results by or at the year 2000 (the "Year 2000 Issue").

Management has completed its evaluation of the risks of a material effect on the Company's results of operations and financial condition with respect to its management information systems and the Year 2000 Issue. The Company uses application software, including its accounting and property management software, which has been certified by vendors as being Year 2000-compliant. The Company's network software vendor has publicly indicated that it will distribute patches to make its software Year 2000-compliant in the third quarter of 1998.
Accordingly, management does not believe that the Company's results of operations or financial condition will be materially affected by any future costs to make its management information systems Year 2000-compliant.

In addition to management information systems, the Company's Year 2000 risks include those related to "embedded technology," such as micro-controllers, and to the Year 2000 Issues of third parties with which the Company has material relationships. The Company has recently begun the initial phase of assessing these risks.

With respect to embedded technology, this phase includes surveying each of the Company's properties to determine which systems may be subject to disruptions. These systems may include climate control, lighting, security, and telecommunications. Management will also survey its major vendors, service providers, and tenants to assess their Year 2000 readiness, and the potential effects, if any, their Year 2000 Issues may have on the Company. Subsequent to completion of these surveys, which is expected in the fourth quarter of 1998, management will develop plans to minimize the risk of any adverse effect of the Year 2000 Issue.

Management is not presently aware of any Year 2000 Issues related to embedded technology or third parties that may adversely affect the Company. Based on the relatively small number of properties and a low level of reliance on technology for property operations, management does not expect that the results of the surveys will indicate a need for material future expenditures. Management expects to complete the development of any necessary action plans, including cost estimates, in the fourth quarter of 1998.

Funds From Operations

The Company considers funds from operations to be an alternate measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization of real estate assets as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The National Association of Real Estate Investment Trusts defines funds from operations as net income plus depreciation and amortization of real estate assets, less gains and losses on sales of properties. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from operations increased to $2,225,000 for the second quarter of 1998, as compared to $315,000 for the same period of 1997. For the six months ended June 30, 1997, funds from operations totaled $2,805,000, up $2,185,000 from the same period of the prior year. This increase relates almost totally to the impact of the Company's acquisitions since December 31,1997.

                          United Investors Realty Trust
                      Calculation of Funds From Operations
                      and Funds Available for Distribution

                                                      Three Months Ended            Six Months Ended
                                                   30-Jun-98       30-Jun-97      30-Jun-98     30-Jun-97
                                                --------------------------------------------------------
Funds From Operations:
Net Income                                       1,515,332         25,825       (788,567)        84,725
  Plus Depreciation Expense                        689,355        289,447      1,100,070        535,915
  Plus Loss on Early Extinguishment of Debt           --             --          232,532           --
  Plus Write-off of Unamortized Bridge
   Financing Costs                                    --             --        2,240,652           --
  Plus Minority Interest
   (Town' N Country)                                20,000           --           20,000           --
                                                 ---------        -------      ---------        -------

Funds From Operations                            2,224,687        315,272      2,804,687        620,640
                                                 =========        =======      =========        =======

Funds From Operations per Share and DownReit
 unit                                                 0.23           0.35           0.47           0.68
                                                 =========        =======      =========        =======


Funds available for Distribution:
Funds From Operations                            2,224,687        315,272      2,804,687        620,640
Plus Amortization of Financing Costs and
 Leasing Costs                                      31,450         18,628         50,202         36,337
Less Tenant Improvements                           (57,215)      (166,874)       (70,256)      (175,346)
Less Leasing Commissions                           (20,671)       (23,764)       (33,127)       (54,819)
Less Capital Improvements                          (15,430)          --          (23,202)          --
Less Straight Line Rents                          (135,031)       (10,857)      (167,162)       (23,648)
Other                                               22,000           --           42,200           --
                                               -----------    -----------    -----------    -----------

Funds Available for Distribution               $ 2,049,790    $   132,405    $ 2,603,342    $   403,164
                                                 =========        =======      =========        =======
Funds Available for Distribution per Share
 and DownReit unit                             $      0.21    $      0.14    $      0.44    $      0.44
                                                 =========        =======      =========        =======

Basic and Diluted Weighted Average Number of
 Shares and DownReit Partnership Unit            9,579,110        912,489      5,964,778        912,489




PART II - Other Information

Item 1 - Legal Proceedings - None

Item 2 - Changes in Securities

     On March 13, 1998, the Company completed its initial public offering of 7,600,000 of the Company's Common Shares at a price of $10.00 per share. Net proceeds from the offering, after deducting the related issuance costs, amounted to approximately $69.3 million. On March 18, 1998, the Company repurchased all outstanding preferred shares at a 3% premium, plus outstanding dividends. The total repurchase cost was $1.138 million. The following information is furnished pursuant to Item 701 (f) of Regulation S-K in connection with the Company's IPO:

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

        Net offering proceeds excluding the overallotment were: $69,323,895 Net offering proceeds including the overallotment were: $78,819,001

     From the effective date of the Securities Act registration to the end of the current reporting period, the amount of net offering proceeds used for any purpose for which at least 5% of the issuer's total offering proceeds has been used, were:

            Repay Bridge loan                                   $53,683,912
            Break-up fee on bridge loan                             939,468
            Cash portion of University Mall                       4,891,837
            Cash portion of Benchmark Crossing                    1,979,876
            Cash portion of Rosemeade                             1,118,383
            Cash portion of Town 'N Country                         203,489
            Cash portion of Big Curve                             2,884,871
            Purchase of University Park minority interests          891,800
            Purchase preferred stock                              1,138,210
            Repay 10% and 11% short-term notes                      700,000
            Repay unsecured lines-of-credit                         300,000
            Repay 9% Redeemable Convertible Subordinated Notes      218,004
            Fee to Southwest Securities, Inc.                       184,000
            Working Capital                                         190,045
                                                                -----------
                                                                $69,323,895

     (1) Of this amount, $1,400,000 was applied to the repayment of a loan from FCMT, a mortgage trust that is also externally advised by FCA Corp, the Company's advisor. The loan had been used to facilitate the acquisition of the University Mall shopping center.

     (2) The Company acquired all but 3.6% of the outstanding limited partner interests and now holds an undivided 96.4% interest in the partnership that holds title to the University Park shopping center.

Except as described in the following sentence, such payments referred to above were not direct or indirect payments to officers, directors, trust managers or general partners of the issuer or the associates or affiliates of the issuer or any person owning 1 0% or more of any class of equity securities of the issuer, nor were such payments referred to above direct or indirect payments to others, except as indicated. Three of the Company's trust managers own interests (each less than 1%) in FCMT, to which the Company made the $1,400,000 loan repayment referred to in footnote 1 above.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Not Applicable.

Item 4.  Submisson of Matters to a Vote of Security Holders-None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
                              INDEX TO EXHIBITS

** 10.30 Contract of Sale dated October 15, 1997 by and between the Company,
         Town N' Country Plaza of Tampa, Ltd. and trustee,James H. Shimberg on behalf of land owner

** 10.31 Promissory Note Dated December 16, 1997 between South Trust Bank,
         National Association and Town 'N Country Plaza of Tampa, Ltd.

** 10.32 Amended and Restated Partnership Agreement dated May 15, 1998 of UIRT -
         Town 'N Country, L.P.

  10.33 Contract of Sale dated March 23, 1998, by and between the Company and Dermot Big Curve, LLC (incorporated by reference to Exhibit 10.28 to the Company's Current Report on Form 8-K dated June 11, 1998)

  10.34 Promissory Note dated as of September 20, 1996 made by Dermot Big Curve, LLC to Liberty Mortgage Acceptance Corporation, as beneficiary in the principal amount of $6,072,000 (incorporated by reference to Exhibit 10.29 to the Company's Current Report on Form 8-K dated June 11, 1998)

         (b) Reports on 8-K

             The Company's Current Report on Form 8-K dated June 10, 1998 and filed on June 11, 1998 for the purpose of reporting the acquisition of the Big Curve Shopping Center.

             The Company's Current Report on Form 8-K dated June 10, 1998 and filed on June 25, 1998 for the purpose of reporting the appointment of R. Steven Hamner to the position of Chief Financial Officer

             The Company's Current Report on Form 8-K/A for the purpose of providing financial statements and pro forma financial information with respect to the acquisition of the Big Curve Shopping Center.

   27.1  Financial Data Schedule (filed herewith)

                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          UNITED INVESTORS REALTY TRUST

      Dated: August 14, 1998           /s/ R. Steven Hamner
                                       ----------------------------
                                       R. Steven Hamner,
                     Vice President,Chief Financial Officer

                               INDEX TO EXHIBITS

**10.30 Contract of Sale dated October 15, 1997 by and between the Company, Town N' Country Plaza of Tampa, Ltd. and trustee,James H. Shimberg on behalf of land owner.

** 10.31 Promissory Note Dated December 16, 1997 between South Trust Bank,
         National Association and Town 'N Country Plaza of Tampa, Ltd.

**10.32 Amended and Restated Partnership Agreement dated May 15, 1998 of UIRT - Town 'N Country, L.P.

  10.33 Contract of Sale dated March 23, 1998, by and between the Company and Dermot Big Curve, LLC (incorporated by reference to Exhibit 10.28 to the Company's Current Report on Form 8-K dated June 11, 1998)

  10.34 Promissory Note dated as of September 20, 1996 made by Dermot Big Curve, LLC to Liberty Mortgage Acceptance Corporation, as beneficiary in the principal amount of $6,072,000 (incorporated by reference to Exhibit 10.29 to the Company's Current Report on Form 8-K dated June 11, 1998)

         (b) Reports on 8-K

             The Company's Current Report on Form 8-K dated June 10, 1998 and filed on June 11, 1998 for the purpose of reporting the acquisition of the Big Curve Shopping Center

             The Company's Current Report on Form 8-K dated June 10, 1998 and filed on June 25, 1998 for the purpose of reporting the appointment of R. Steven Hamner to the position of Chief Financial Officer.

             The Company's Current Report on Form 8-K/A for the purpose of providing financial statements and pro forma financial information with respect to the acquisition of the Big Curve Shopping Center.

   27.1  Financial Data Schedule (filed herewith)


** Filed Herewith

                          United Investors Realty Trust
                                 5847 San Felipe
                                    Suite 850
                              Houston, Texas 77057
                                October 15, 1997

By Fax (813) 725-2689

Town `N Country Plaza of  Tampa, Limited
         &
Trustee, James H. Shimberg
   on Behalf of Landowner
c/o Stuart S. Golding Company
27001 US Highway 19 North
Suite 2095
Clearwater, Florida 34621

         Re:      Town `N Country Shopping  (the "Property")

Gentlemen:

         Confirming our telephone conversations regarding the above-referenced Property, you (as "Seller") have agreed to grant to United Investors Realty Trust ("UIRT") and UIRT has agreed to acquire from Seller, an option (the "Option") to purchase the fee estate and 89% of the groundlessee's estate in the Property, on the terms and conditions set forth below. As consideration for the Seller's granting of the Option, UIRT shall remit to Seller within five (5) business days after receipt by UIRT of a fully executed duplicate original of this letter agreement, the sum of five thousand dollars ($5,000), which sum (the "Option Payment") shall be deemed earned by Seller upon receipt, but which Option Payment shall be credited against the Purchase Price (defined below) in the event that UIRT timely exercises the Option.

         We have agreed that the current market value of the Property, including the fee simple estate and the groundlease, is $4,918,000. If UIRT exercises its option, it will purchase (i) the fee simple estate, subject to the groundlease, but free and clear of any liens or mortgages, for a price of $250,000, all cash, and (ii) the groundlessee's estate, free and clear of any liens or mortgages, for a price of $4,668,000, all cash (collectively, the payments of (i) and (ii) which aggregate the sum of $4,918,000, are hereinafter sometimes referred to as the "Purchase Price" ). The Option may be exercised at any time on or after January 1, 1998, but before July 1, 1998, upon fifteen (15) days' prior written notice.

         UIRT hereby agrees that the Property may be subjected to a five (5) year first mortgage loan (the "Loan") in the maximum principal amount of $2,500,000. The interest rate on the Loan shall not exceed 8.25% per annum. The Loan may be amortized over a term of not less than 20 years and must be prepayable at any time without premium, penalty or cost to UIRT. Assuming a $2,500,000 first mortgage on the Property, upon exercise of the Option, UIRT will pay Seller the sum of $2,418,000, all cash, for the Property, including the fee and groundlessee estates. Closing adjustments will take into account any reduction in the outstanding principal balance of the mortgage (i.e., the cash portion of the Purchase Price will be increased by any reduction in the principal balance outstanding on the Loan.)

         Should you elect to place this Loan on the Property, and should UIRT elect to repay it in full, UIRT will also agree to use its best efforts to obtain permission, if you so desire, from one of its lenders to permit you to guarantee a portion of any loans that UIRT has outstanding in order for you to maintain your basis in the partnership interests to the extent of the outstanding balance of the Loan being repaid. If such guarantee cannot be arranged and the holder of the Loan will permit UIRT to take title subject to the Loan (at no cost to and with no liability on the part of UIRT), UIRT agrees that it will not repay (as opposed to refinance) the Loan for a period of two years after UIRT exercises its Option.

         In connection with such Loan, please provide us with a copy of the Loan commitment and copies of all Loan document drafts so that we may review same prior to your closing to ensure that the terms of the Loan are consistent with the foregoing and are not otherwise objectionable to UIRT. In addition, please pre-clear with us the identity of each party with whom you plan to contract for professional services in connection with the closing of the Loan, including but not limited to parties providing appraisals, structural engineering, Phase I environmental reports and ADA reports, as well as surveyors.

         The Rental Income on which we have based our estimated current market value takes into account only the base rent of $2,250 per month payable by Wunderland. In the event that, during the first five years from and after Closing (of the Option exercise), Wunderland pays any percentage rent in excess of the base rent, UIRT and Seller will share equally in such excess, provided, however, that if there is any rent (or other revenue) concession that remains in effect after the Closing during the lease term, the rental income that would otherwise have been payable during the free rent period shall be set off against the Seller's share of any percentage rent. Seller's share of such excess, if any, will be paid in cash.

         We have ignored some expenses at this Property that do not appear to be recurring, although, in truth, there are always some such expenses. In addition, I believe that a new roof at Town `N Country will be required within the next several years. UIRT proposes a one-time adjustment to the estimated equity value for the estimated cost of such roof. The same would be true if there are any other non-recurring capital expenditures that should be made within the first three to five years after the Closing. As far as the roof at Town `N Country is concerned, I understand that only about 50,000 square feet need to be replaced within the next three to five years and that the cost of such replacement will run about $3.00 per square foot. If this understanding is confirmed by the structural engineer, we can either make a one time adjustment to the purchase price for this property of $200,000 or Seller can have the new roof installed prior to Closing and at Seller's expense. If Seller chooses to do this work itself, UIRT will want to approve the roofing material and the roofing contractor (such approval not to be unreasonably withheld or delayed). As part of UIRT's diligence (which it will conduct during the thirty (30) days following receipt by UIRT of a fully executed copy of this letter agreement), UIRT will have the Property inspected for deferred maintenance and capital repair items by a structural engineer.

         There are a number of other issues that we have discussed and are hereby incorporated into this non-binding letter of intent. These include the following:

                  1. The Purchase Price will be paid, in part, by UIRT paying off (without penalty) the entire Loan, if any, or taking subject to UIRT's pro-rata share of the actual principal balance outstanding on the Loan, if any, on Town `N Country, on the Closing Date. The Purchase Price will also be adjusted by various closing adjustments including, but not limited to pro-rations for rent, expenses, annualized CAM and other expense recoveries, (the tax and/or insurance recoveries may have to be pro-rated post closing as to some of the tenants), percentage rents based on the percentage rent payable during the current lease year for each tenant (this may be a post-closing pro-rata adjustment), tax and insurance deposits, if any, that are held by the mortgagee and assignable and assigned to UIRT at Closing, security deposits, rent concessions and persistent delinquencies, as well as other pro-rations typically made in the Tampa area with respect to transactions of a similar nature to the one contemplated herein. The Seller will pay for title abstract charges and a title insurance policy in the amount of the Purchase Price (as adjusted), a current (within 30 days of the date of a binding purchase contract) survey, and ADA report, as well as transfer taxes or deed stamps and any mortgagee consent or assumption fees or related costs and any documentary stamps incurred in connection with the assumption (if required by the mortgagee) of the mortgage. UIRT will be responsible for any costs incurred with respect to an engineering study (or update), environmental study report (or update), audit fees (for the S-11), and recording charges for the deeds and recording charges for any mortgage assumption agreement. Each party will pay for its own legal fees and will share in any purchase contract escrow fees. UIRT will front the cost of the current survey (or survey updates), but the Seller will reimburse UIRT for this cost at Closing, provided, however, that if Seller obtains a survey in connection with its anticipated Loan on Town `n Country, UIRT will only be required to front the cost of the survey update for this Property. UIRT would like the Seller to order such surveys or survey updates so that we can take advantage of your local knowledge and expertise.

         2. If any lease is replaced prior to Closing, we will adjust the current market value (and Purchase Price) to reflect the replacement. Similarly, if there is any rent concession (including base rent, CAM, real estate tax and/or insurance premium reimbursement) the projected extension thereof beyond the Closing Date will be a closing adjustment. Along the same lines, in the event of any persistent delinquency (i.e., where a tenant is delinquent for two consecutive months immediately prior to Closing or for any three months out of the last twelve months immediately prior to Closing), there will be an equitable adjustment to the Purchase Price (or the Seller may master-lease or otherwise guaranty the rent payments for the duration of the lease term).

         3. UIRT will not exercise the Option unless it has completed, by February 15, 1998, its initial public offering of approximately $80,000,000.

         4. Considering our anticipation of an ongoing relationship between the parties, we welcome your suggestion that you have some input into the substantive issues that UIRT will face after the IPO. In this regard, you had suggested that you have some Board representation. Because of the inherent conflict of interest that this poses, not to mention the example to other prospective sellers that this poses, we propose to give the three of you (David
J. Scher, Loren M. Pollack and James H. Shimberg) as a group (the "Group") a seat on UIRT's Advisory Board which UIRT is forming. The Advisory Board will participate in all meetings, but its members will have no vote. You could rotate, internally, the membership on this Board on an annual basis. UIRT will grant to the Seller, options to purchase an aggregate of 3,000 shares of UIRT common stock at the IPO price. These options will vest over a three year period (so long as the Group, or any one of you, is on the Advisory Board) Each of you will be entitled to exercise options for 333 shares per year commencing January 1, 1999. Thereafter, commencing January 1, 2002, 1,000 options per year will be granted to the three of you as a group (to be allocated among you as you shall direct) at an exercise price equal to the market price of UIRT's common stock on the date of the grant. In the event of a merger or similar event pursuant to which UIRT is not the surviving entity, all outstanding options will be deemed vested and UIRT will purchase them at a price equal to the excess of the market price of the shares immediately preceding the merger or similar event and the option exercise price. UIRT will expect one member of your Group to attend all meetings of the Trust Managers and will reimburse such member of the Advisory Board for his or her expenses incurred in attending such meetings. If more than one of your Group wishes to attend a Board Meeting, that will be fine, although only one of you will be reimbursed. Although, an Advisory Board member will have no vote, such member will not be subject to election by the shareholders. The Advisory Board members will be appointed by the Trust Managers. I think that with respect to our anticipated purchase of other properties owned by you and the possibility of joint venture development with you, it is important that we avoid any conflicts of interest, especially in the initial years of our public format. Hopefully, the Advisory Board will serve our respective needs and desires.

         5. We understand that you own or control a number of additional shopping centers in the central Florida area that you may have an interest in either selling or exchanging for OP Units. We will be more than happy to explore this with you after the completion of our IPO. Should we agree on a purchase price for any or all of these properties, and you wish to exchange them for OP Units, we will do so at a discount off of the UIRT market price of $0.25 per share. In order to avoid any perception of manipulation, we propose to use the average market price of the UIRT common stock for the 30 trading days immediately prior to the acquisition.

         6. With respect to the Twelve Oaks Shopping Center, I understand that you have temporarily withdrawn this property from consideration for sale pending your ability to find a replacement tenant for the Craft Depot lease. We respect your decision on this matter and wish you Godspeed. When you have a new tenant in place, we will be happy to revisit the acquisition of this center and the price that we will be willing to pay for it. Should we go forward with this center, we will also grant to your group an option for an additional 3,000 shares of UIRT common stock. The option exercise price will be tied to the market price of the stock at the time of the grant.

         7. Upon timely remittance of the Option Payment, UIRT may conduct its due diligence investigation of the Property. In connection therewith, UIRT may inspect and make copies of Seller's books and records in so far as they pertain to the operation and maintenance of the Property for the years 1994, 1995 and 1996 and year-to-date 1997. UIRT may also make, or cause its agents to make, physical inspections of the Property. Seller shall remit to UIRT monthly a current rent roll for the Property and agrees to keep UIRT informed on a current basis regarding any new, modified, or canceled leases and rent concessions and maintenance and capital expenditures.

         Thanks again to each of you for your cooperation in this matter.


Sincerely,



Lewis H. Sandler
President and CEO



Approved:

Town `N Country Plaza of Tampa, Limited
By: Town `N Country Park, Inc.
         its general partner


By: _______________________________________          Date:  ___________________
Name: _____________________________________
Title: ____________________________________



PSK Associates, Limited Partnership
         its general partner
By: Stuart S. Golding Company
         as agent


By:  _______________________________________         Date: ____________________
Name: ______________________________________
Title: _____________________________________



James H. Shimberg as Trustee for fee landowners
Date: ____________________


By: _________________________________________
Name:  James H. Shimberg_____________________
Title:  Trustee______________________________



cc:      Rob Scharar
         Randy Keith
         Dan Jones

                           REAL ESTATE PROMISSORY NOTE

$2,500,000.00 Tampa, Florida
December l6, 1997

1. Payment Schedule

FOR VALUE RECEIVED, the undersigned, and if more than one,
each of them jointly and severally (hereinafter called "Maker") promises to pay to the order of SOUTHTRUST BANK, NATIONAL ASSOCIATION (together with any subsequent holder of this Note, hereinafter called "Holder") at its office in Tampa, Florida, or at such other place as Holder may from time to time designate, the principal sum of Two Million Five Hundred Thousand, ($2,500,000.00), with interest thereon from the date hereof on the unpaid balance of principal, at a fixed interest rate of Eight and One Quarter percent (8.25%) per annum. The foregoing interest and principal will be payable as follows.

a. commencing on the 10th day of January 1998, and continuing on the like day of each and every month thereafter, through and including the 10th day of November, 2002, Maker shall pay to Holder equal monthly installments consisting of principal and interest in the amount of Twenty One Thousand Four Hundred Eighty Seven Dollars and Thirty One Cents ($21,487.31).

b. on the 10th day of December, 2002 ("Maturity Date"), a final payment shall be due and payable in the amount of the entire unpaid principal, together with all accrued and unpaid interest, and any other amounts due in connection with this Note.

c. notwithstanding (a) or (b) above, in the event the Maker's Debt Service Ratio is less than 1:20:1:00 at the time of Holder's review of Maker's periodic financial statements as provided in Loan Agreement, Maker shall pay to Holder, a sum equal to an amount sufficient to reduce the unpaid principal so that after reduction of principal the Debt Service Ratio shall be as required.

2. Loan Agreement

This Note is secured as described in that certain Loan
Agreement of even date between Maker and Holder including, without limitation, and secured by all of the property encumbered individually by:

a. that certain Mortgage and Security Agreement dated of even date herewith and recorded in the Public Records of Hillsborough County, Florida, encumbering the real property described therein ("Mortgage");

b. that certain Assignments of Leases, Rents, Profits and Contract Rights dated of even date herewith and recorded in the Public Records of Hillsborough County, Florida;

c. that certain UCC-1 Financing Statement filed with the Florida Secretary of State; and

d. that certain UCC-1 Financing Statement recorded in the Public Records of Hillsborough
County, Florida;

including all proceeds thereof and rights in connection with all property described therewith (which property, together with additions and substitutions, is called the "Collateral"). Holder will have such rights with respect to the Collateral as is authorized by law. The parties expressly agree that if the Collateral or a portion thereof is real estate, all of the covenants, conditions, and agreements contained in the Mortgage are hereby made a part of this Note. If Maker has other loans with Holder, or if Maker takes out other loans with Holder in the future, collateral securing those loans will also secure this Note. All provisions and terms of the Loan Agreement are expressly made a part hereof by reference with the same effect as if set forth herein.

3. Late Charges

If any payment is more than 10 days late, Maker shall pay Holder, without notice or demand, a late charge equal to 5% of the unpaid payment. The foregoing late charge is provided to compensate Holder for its expense in collecting and administering delinquent payments and is not to be construed as interest. This provision for late charges shall not be deemed to extend any applicable cure or grace provision.

4. Interest

Interest hereunder, if not paid when due, may at Holder's option, without notice to Maker, be added to the principal balance and bear interest at the interest rate applicable to principal.

After the maturity or due date for any payment due hereunder, through acceleration or otherwise, interest will accrue on the principal balance remaining unpaid at the highest nonusurious lawful rate (Default Rate) until paid provided that if any such default is cured within any applicable grace period, Holder shall waive such additional interest. All payments hereunder will first be credited to interest and lawful charges then accrued and the remainder to principal. All interest on this Note will be computed on the basis of the actual number of days elapsed in a 360-day year, comprised of twelve 30-day months, except Default Rate which shall be computed on the basis of the actual number of days elapsed in a 365 day year (366 days of leap year).

In no event will Holder be entitled to unearned or unaccrued interest or other charges or rebates, except as may be authorized by law; nor will any such party be entitled or receive at any time any such charges not allowed or permitted by law, or any interest in excess of the highest lawful rate. Any payments of interest in excess of the highest lawful rate will be credited by Holder on interest accrued or principal or both; except that Maker will have an option to demand refund as to any such interest or charges in excess of the highest lawful rate.

5. Guaranty

The indebtedness evidenced by this Note, and all other indebtedness of Maker to Holder, however and whenever incurred or evidenced, whether primary, secondary, direct, indirect, absolute, contingent, sole, joint, or several, due to become due, or which may be hereafter contracted or acquired, whether arising in the ordinary course of business or otherwise (hereinafter with this Note, collectively called "Liabilities") is guaranteed by those certain Continuing and Unconditional Guaranties of even date executed by LOREN M. POLLACK, H.
SARA GOLDING SCHER, PAUL R. GOLDING, KENNETH A. GOLDING, MANDELL SHIMBERG
AND JAMES H. SHIMBERG (herein
"Guarantors").

6. Prepayment

Prepayment in full of the principal amount, plus accrued interest, of the Note will be accepted by Holder at any time during the term of the Note; without penalties.

7. Default

Maker will be in default under this Note upon: (a) nonpayment of any interest or principal under this Note for a period of 10 days after payment is due; (b) there shall occur any Event of Default as provided in the Loan Agreement or any other Loan Document referenced therein; (c) dissolution, termination of existence, insolvency, or business failure of any Maker, or death of any Guarantor, (unless an additional individual guarantor, acceptable to Lender, executes and delivers an unconditional and continuing guaranty, in form acceptable to Lender) appointment of a receiver of any part of the property of any such party, assignment for the benefit of creditors by or the commencement of any proceedings in bankruptcy or insolvency by or against any Maker or Guarantor; (d) the entry of a judgment against any Maker or Guarantor; (e) the issuing of any attachment or garnishment, or the filing of any lien, against any property of Maker or Guarantor; (f the taking of possession of any substantial part of the property of any Maker or Guarantor at the instance of any governmental authority; (g) the merger, consolidation, reorganization of Maker or the occurrence of any event which results in a change of ownership, management or control of any Maker (except the admission or withdrawal of a limited partner of maker provided any limited partner admitted executes and delivers a continuing and unconditional guaranty, in form acceptable to Lender)
(h) falsity in any material respect of, or any material omission in, any representation or statement made to Holder by or on behalf of any Maker or any Guarantor in connection with the loan evidenced by this Note, including without limitation, any representation or statement made in the Loan Agreement; (i) the pledge, sale, conveyance, encumbrance, assignment, transfer, or granting of a security interest by Maker of any equity interest in any of the Collateral (whether voluntarily or involuntarily or directly or indirectly).

8. Remedies

Holder will have all of the rights and remedies of a creditor, mortgagee, and secured party under all applicable law, or, as otherwise provided in the Loan Agreement. Without limiting the generality of the foregoing, upon the occurrence of any monetary default under this Note and such default is not cured within ten
(10) days from the occurrence of such default, or any other applicable cure period as provided in the Loan Agreement, Holder may at its option and without notice or demand: (1) declare the entire unpaid principal and accrued interest accelerated and due and payable at once, together with any and all other Liabilities of any Maker or any of such Liabilities selected by Holder; and (2) set off against this Note all money owed by Holder in any capacity to each or any Maker or Guarantor whether or not due and also set off against all other liabilities of each Maker to Holder all money owed by Holder in any capacity to any Maker or Guarantor, and Holder will be deemed to have exercised such right of setoff and to have made a charge against any such money immediately upon the occurrence of such default although made or entered on the books subsequent thereto. Upon disposition of any Collateral after the occurrence of any default hereunder, Maker and Guarantor will be and will remain liable for any deficiency; and Holder shall account to Maker and Guarantor for any surplus, but Holder shall have the right to apply all or part of such surplus (or to hold the same as a reserve) against any and all other Liabilities of each or any Maker to Holder.

Holder may, at any time whether or not this Note is due: (i) pledge or transfer this Note and its interest in the Collateral, whereupon Holder will be relieved of all duties and responsibilities hereunder and relieved from any and all liability with respect to any Collateral so pledged or transferred, and pledges or transferee will for all purposes stand in the place of Holder hereunder and have all the rights of Holder hereunder; (ii) transfer the whole or any part of the Collateral into the name of itself or its nominee; (iii) demand, sue for, collect, or make any compromise or settlement it deems desirable with reference to the Collateral; (iv) take possession or control of any proceeds of the Collateral; and (v) exercise all other rights necessary or required, in Holder's discretion, in order to protect its interests under this Note.

9.   General Provisions

a. No delay or omission on the part of Holder in exercising any right hereunder will operate as a waiver of such right or of any other rights under this Note. Presentment, demand, protest, notice of dishonor, and all other notices are hereby waived by each and every Maker and Guarantor. Maker and Guarantor jointly and severally, promises and agrees to pay all costs of collection and reasonable attorney's fees, including reasonable attorney's fees of any suit, out of court, in trial, on appeal, in bankruptcy proceedings or otherwise, incurred or paid by Holder in enforcing this Note or preserving any right or interest of Holder hereunder; Any notice to Maker will be sufficiently served for all purposes if placed in the mail, postage prepaid, addressed to, or left upon the premises at the address shown below or any other address shown on Holder's records.

b. Each Maker and Guarantor hereby expressly consents to any and all extensions, modifications, and renewals, in whole or in part, including but not limited to changes in payment schedules and interest rates, and all delays in time of payment or other performance which Holder may grant or permit at any time and from time to time without limitation and without any notice to or further consent of any Maker. Each Maker and Guarantor will also be bound by each of the foregoing terms, without the requirement that Holder first go against any security interest otherwise held by Holder.

c. This Note shall be governed by, construed and enforced in accordance with the laws of the State of Florida without reference to the choice of law rules or conflict of law rules in that state.

d. WAIVER OF JURY TRIAL. MAKER,  GUARANTOR AND HOLDER (BY ITS ACCEPTANCE OF THIS
NOTE) HEREBY AGREE AS FOLLOWS: (A) EACH OF THEM KNOWINGLY, VOLUNTARILY, INTENTIONALLY, AND IRREVOCABLY WAIVES ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY, IN ANY LAWSUIT, PROCEEDING, COUNTERCLAIM, OR OTHER LlTlGATION (AN "ACTlON") BASED UPON, OR ARISING OUT OF, UNDER, OR IN CONNECTION WITH, THIS NOTE OR ANY RELATED DOCUMENTS, INSTRUMENTS, OR AGREEMENTS (WHETHER ORAL OR WRlTTEN AND WHETHER EXPRESS OR IMPLIED AS A RESULT OF A COURSE OF DEALING, A COURSE OF CONDUCT, A STATEMENT, OR OTHER ACTION OF EITHER PARTY); (B) NEITHER OF THEM MAY SEEK A TRIAL BY JURY IN ANY SUCH ACTION; (C) NEITHER OF THEM WILL SEEK TO CONSOLIDATE ANY SUCH ACTION (IN WHICH A JURY TRIAL HAS BEEN WAIVED) WITH ANY OTHER ACTION IN WHICH A JURY TRIAL CANNOT BE OR HAS NOT BEEN WAIVED; AND (D) NEITHER OF THEM HAS IN ANY WAY AGREED WITH OR REPRESENTED TO THE OTHER OF THEM THAT THE PROVISIONS OF THIS SECTION WILL NOT BE FULLY ENFORCED IN ALL INSTANCES.

e. If any part of this Note cannot be enforced, the remaining provisions of this Note shall continue in full force and effect and shall be enforceable against Maker.

f. Holder shall not be deemed to be a partner or joint venturer with Maker or any Guarantor or any other parties. Maker and Guarantor agree to indemnify and hold Holder harmless from and against any and all liabilities, damages, claims, demands, costs, expenses and attorneys' fees resulting from such a construction of the parties and their relationship.

FLORIDA DOCUMENT EXCISE TAX HAS BEEN PAID AND THE PROPER
DOCUMENTARY STAMPS ARE AFFIXED TO THE MORTGAGE AND SECURITY
AGREEMENT SECURING THIS NOTE.

------------------------------------------
JAMES H. SHIMBERG, PRESIDENT


TOWN 'N COUNTRY PLAZA OF TAMPA, LTD.
BY OWN 'N COUNTRY PARK, INC., a Florida Corporation



------------------------------------------
JAMES H. SHIMBERG, PRESIDENT

P5K, Inc., a Florida Corporation A General Partner
Its President

Principal Mailing Address: 27001 U.S. Highway 19N, Suite 2095
Clearwater, Florida 34621

FOR CLERK'S OFFICE USE

PREPARED BY AND RETURN TO:
FRANK J. GRECO, ESQUIRE
HARRIS, BARRETT, MANN & DEW
P.O. DRAWER i44i
ST. PETERSBURG, FL 33731-1441




                         MORTGAGE MODIFICATION AGREEMENT


THIS AGREEMENT made and entered into this 15th day of May 1998, by and between James H. Shimberg, individually and as trustee ("Shimberg") and Town 'N Country Plaza of Tampa, Ltd ("TNC") (herein collectively called "Mortgagor"), and SouthTrust Bank, National Association (herein, "Mortgagee").


WITNESSETH:


WHEREAS, Shimberg is the owner in fee simple of that certain real property situate, lying and being in Hillsborough County, Florida, more particularly described on Exhibit "A" attached hereto and by reference made a part hereof (herein, "Property"); and

WHEREAS, Mortgagee is the owner and holder of that certain Promissory Note dated December 16, 1997, in the original principal amount of $2,500,000.00 (herein, "Note"), made by TNC to Mortgagee, secured by Mortgage dated December 16, 1997, and filed for record December 18, 1997 in O.R. Book 8837, Page 0127, Public Records of Hillsborough County, Florida executed by Mortgagor (herein, "Mortgage"); and

WHEREAS, the Mortgage now encumbers the Property described in the Mortgage, and in Exhibit "A" attached, and the total indebtedness secured by the Mortgage, and represented' by the Note is Two Million Four Hundred Seventy Nine Thousand Six Hundred Ninety Three Dollars and 17/100 ($2,479,693.17) plus accrued interest of Seventeen Thousand Six Hundred Thirteen Dollars and 52/100 ($17,613.52), as of May 11, 1998, and with a per diem interest rate of $568.2630; and

WHEREAS, the Mortgagor has requested Mortgagee to modify the Note and Mortgage, and Mortgagee has agreed to such modification.

NOW, THEREFORE, the parties hereto in consideration of the premises, and more particularly in order to induce Mortgagee to modify the Note and Mortgage, do covenant and agree as follows:

1. It is hereby agreed by and between the parties hereto that the total unpaid principal plus accrued interest under the Note and Mortgage held by Mortgagee is $2,497,306.69 as of May 11,1998, and in lieu of the interest rate specified in the Note and Mortgage, the interest rate from the date hereon on the unpaid principal balance of the Note and Mortgage shall be Seven and one-half percent (7.5%) per annum.

2. That Mortgage is a valid first lien with interest thereon as provided therein, and that there are no defenses or offsets to the Mortgage or Note.

3. That when the terms and provisions contained in the Note and Mortgage in any way conflict with the terms and the provisions contained in this Agreement, the terms and provisions herein contained shall prevail, and that as modified by this Agreement, the Note and Mortgage, and all of the other terms and conditions contained therein, are hereby ratified, confirmed and shall remain in full force and effect.

4. Except as provided in this Agreement the obligations secured by the Mortgage are unaffected, unchanged and unimpaired. By entering into this Agreement, the parties, have no intention whatsoever to extinguish or discharge the obligations secured by the Mortgage, or to effect any novation or to release or discharge the lien of the Mortgage, or change or vary the Mortgage lien's priority status.

5. This Agreement shall bind and apply to the parties hereto, their respective successors and assigns.

6. This Agreement may be executed in counterparts each of which so executed shall be deemed an original which all taken together shall constitute one and the same instrument.

IN WITNESS WIIEREOF, the parties hereto have executed this Agreement under seal as of the day and year first above written.

Signed, Sealed and Delivered in the Presence of:

LORI A. DYER
JAMES H. SHIMBERG, JR.

"Mortgagor":

James H. Shimberg, Individually
and as Trustee

Town 'N Country Plaza of Tampa, Ltd.
By:  Town 'N Country park, Inc., a Florida corp.
Its General Partner

James H. Shimberg, President

By:  PSK, Inc., a Florida corp.
A General Partner

H. Sara Golding Scher
Its President

Town 'N Country Plaza of Tampa, Ltd.
By: own N Country' Park, Inc., a Florida corp.
By: PSK, Inc., a Florida corp. A General Partner

H. Sara Golding Scher
Its President

"Mortgagee":
SouthTrust Bank,
National Association
By:
Craig H. Carrier
As its: Senior Vice President

The undersigned, Guarantors of the Mortgage and Note, acknowledge and consent to the terms of the aforesaid Mortgage Modification Agreement.

"Guarantors"

Loren M. Pollack

H. Sara Golding Scher

Paul R. Golding

Kenneth A. Golding

Mandell Shimberg

James H. Shimberg

"Mortgagee":

SouthTrust Bank, National Association
By:
Craig H. Carrier
As its: Senior Vice President

The undersigned, Guarantors of the Mortgage and Note, acknowledge and consent to the terms of the aforesaid Mortgage Modification Agreement.

"Guarantors"

Loren M. Pollack

H. Sara Golding Scher

Paul R. Golding

Kenneth A. Golding

Mandell Shimberg

James H. Shimberg

"Mortgagee":

SouthTrust Bank, National Association
By:
Craig H. Carrier
As its: Senior Vice President

The undersigned, Guarantors of the Mortgage and Note, acknowledge and consent to the terms of the aforesaid Mortgage Modification Agreement:

"Guarantors"
Loren M. Pollack

H. Sara Golding Scher

Paul R. Golding

Kenneth A. Golding

Mandell Shimberg

James H. Shimberg

"Mortgagee":

SouthTrust Bank, National Association

By: Frank A. Boullosa
As its: Senior Vice President

The undersigned, Guarantors of the Mortgage and Note, acknowledge and consent to the terms of the aforesaid Mortgage Modification Agreement.

"Guarantors"

Loren M. Pollack

H. Sara Golding Scher

Paul R Golding

Kenneth A. Golding

Mandell Shimberg

James H. Shimberg

STATE OF Florida
COUNTY OF Hillsborough

The foregoing instrument was acknowledged before me this 20th day of May, 1998, by as Senior Vice President of SouthTrust Bank, National Association,
who is personally known to me who has produced
       ----------------------
_________________________ as identification.

Gail A. Clayton
My Commission #CC524284
Expires:  January 11, 2000
Bonded Thru Notary Public Underwriters

STATE OF ____________
COUNTY OF __________

The foregoing instrument was acknowledged before me this _____ day of __________________, 1998, by James H. Shimberg, as President of Town 'N Country' Park, Inc., general partner of Town 'N Country Plaza of Tampa, Ltd., on behalf of the partnership, who is personally known to me or who has produced _______________________ as identification.


STATE OF _____________
COUNTY OF ___________

The foregoing instrument was acknowledged before me this _____ day of ___________________, 1998, by Craig H. Carrier, as Senior Vice President of SouthTrust Bank, National Association, who is personally known to me or who has produced _________________________ as identification.




Printed Name:
Notary Public
My Commission Expires:
Serial Number:



STATE OF
COUNTY OF

The foregoing instrument was acknowledged before me this day of ____________________ 1998, by James H. Shimberg, as President of Town 'N Country Park, Inc. ,general partner of Town 'N Country Plaza of Tampa, Ltd., on behalf of the partnership, who is personally known to me, or Wh o has Produced as identification.

Notary Public
My Commission Expires: ~~
Serial Number:


STATE OF FLORIDA
COUNTY OF HILLSBOROUGH

The foregoing instrument was acknowledged before me this day of 18th May, 1998, by H. Sara Golding Scher, President of PSK, Inc, a Florida corp. who is personally known to me or who has produced drivers license as identification.

Lora A. Dyer
My Commission #CC618678 EXPIRES
February 9, 2001
Bonded Thru Troy Fain Insurance, Inc.

Printed Name:  Lori A. Dyer
Notary Public
My Commission Expirs:  2-9-2001
Serial Number:  CC618678

STATE OF FLORIDA
COUNTY OF HILLSBOROUGH

The foregoing instrument was acknowledged before me this 15th day of May,1998, by Loren M. Poilack who is personally known to me or who has produced _____________________ as identification.



Bonded Thru Troy Fain Insurance, Inc.
Printed Name:  Lora A. Dyer
Notary Public
My Commission Expires 2-9-2001
Serial Number: CC618678

STATE OF FLORIDA
COUNTY OF HILLSBOROUGH

The foregoing instrument was acknowledged before me this 18th day of May 1998, by H. Sara Golding Scher, who is personally known to me or who has produced ________________ as identification.

Notary Public
My Expires:
Serial Number

STATE OF NEW MEXICO
COUNTY OF SANTE FE

The foregoing instrument was acknowledged before me this 18th day of May, 1998, by Paul R. Golding, who is personally known to me or who has produced driver's license as identification.

Printed Name: Arthur A. Fields
Notary Public-State of New Mexico
My Commission Expires: 9/10/2001
Serial Number: N/A

District of Columbia

The foregoing instrument was acknowledged before me this 18th day of May 1998, by Kenneth A. Golding, who is personally known to me or who has produced driver's license as identification.



Printed Name:  Carolyn Davis
Notary Public
My Commission Expires: 8-14-2000
Serial Number:

STATE OF FLORIDA
COUNTY OF HILLSBOROUGH

The foregoing instrument was acknowledged before me this 19th day of May 1998, by H. Sara Golding Scher, who is personally known to me or who has produced _____________ as identification.


Bonded thru Troy Fain Insurance, Inc.
Printed Name:  Lori A. Dyer
Notary Public
My Commission Expires:2-9-2001
Serial Number: CC618678

STATE OF New Mexico
COUNTY OF

The foregoing instrument was acknowledged before me this day of _______ , 1998, by Paul R. Golding, who is personally known to me or who has produced _
__________ identification.
SEAL
~ Printed Name:
- Notary Public
________ My Commission Expires:
My Serial Number:

STATE OF _________
COUNTY OF _______

The foregoing instrument was acknowledged before me this ___ day of _______ -, 1998, by Kenneth A. Golding, who is personally known to me or who has produced ____________ as identification.
Printed Name:
Notary Public
My Commission Expires:
Serial Number:

STATE OF FLORIDA
COUNTY OF HILLSBOROUGH

The foregoing instrument was acknowledged before me this ___ day of _______ 1998, by H. Sara Golding Scher, who is personally known to me or who has produced ____________ as identification.

Printed Name:
Notary Public
My Commission Expires:
Serial Number:

STATE OF FLORIDA
COUNTY OF HILLSBOROUGH

The  foregoing  instrument  was  acknowledged  before me this ___ day of _______
1998, by Paul R. Golding, who is personally known to me or who has produced _ ___________ as identification.



Printed Name:
Notary Public
My Commission Expires:
Serial Number:



The foregoing instrument was acknowledged before me this L(pound)day of 1998, by Kenneth A Golding, who is personally known to me or who has produced identification.


Printed Name:
Notary Public
My Commission Expires:
Serial Number:

STATE OF _________ COUNTY OF ________

The foregoing instrument was acknowledged before me this ___ day of _______ ,1998, by Mandell Shimberg, who is personally known to me or who has produced _____________ as identification.



Printed Name:
Notary Public
My Commission Expires:
Serial Number:

STATE OF _________ COUNTY OF

The foregoing instrument was acknowledged before me this day of -, 1998, by James H. Shimberg, who is personally known to me or who has produced ___________a s identification.

Notary Public
My Commission Expires. ~~~
Serial Number:

STATE OF
COUNTY of

The foregoing instrument was acknowledged before me this/I day of ___ 1998, by Mandeli Shimberg, who is personally known to me,or who hp_#iir.
_____________ as identification
Printed'Name:
__ Notary Public
My Commission Expires:
Serial Number:

STATE OF ________
COUNTY OF _______

The foregoing instrument was acknowledged before me this ___ day of _______
-, 1998, by James H. Shimberg, who is personally known to me or who has produced ____________a s identification.
Printed Name:
Notary Public
My Commission Expires:
Serial Number:

                              AMENDED AND RESTATED

                        AGREEMENT OF LIMITED PARTNERSHIP

                                       OF


                                            UIRT-TOWN `N COUNTRY, L.P.



                            DATED AS OF MAY 15, 1998

D1995A:100322-8
                                      (iv)
041771:0001
                                TABLE OF CONTENTS

ARTICLE I. DEFINED TERMS.......................................................1

ARTICLE II. ORGANIZATIONAL MATTERS............................................12
         Section 2.1       Organization; Continuation.........................12
         Section 2.2       Name...............................................12
         Section 2.3       Registered Office and Agent; Principal Office......13
         Section 2.4       Power of Attorney..................................13
         Section 2.5       Term...............................................14

ARTICLE III. PURPOSE..........................................................14
         Section 3.1       Purpose and Business...............................14
         Section 3.2       Powers.............................................15

ARTICLE IV. CAPITAL CONTRIBUTIONS AND ISSUANCESOF PARTNERSHIP INTERESTS.......15
         Section 4.1       Capital Contributions of the Partners..............15
         Section 4.2       Loans and Guarantees...............................16
         Section 4.3       No Preemptive Rights...............................17
         Section 4.4       Other Contribution Provisions......................17
         Section 4.5       No Interest on Capital.............................17

ARTICLE V.DISTRIBUTIONS.......................................................17
         Section 5.1       Requirement and Characterization of Distributions..17
         Section 5.2       Amounts Withheld...................................18

ARTICLE VI.ALLOCATIONS........................................................18

ARTICLE VII.MANAGEMENT AND OPERATIONS OF BUSINESS.............................20
         Section 7.1       Management.........................................20
         Section 7.2       Certificate of Limited Partnership.................23
         Section 7.3       Restrictions on General Partner's Authority........24
         Section 7.4       Reimbursement of the General Partner...............24
         Section 7.5       Outside Activities of the General Partner..........25
         Section 7.6       Indemnification....................................25
         Section 7.7       Liability of the General Partner...................27
         Section 7.8       Other Matters Concerning the General Partner.......28
         Section 7.9       Title to Partnership Assets........................29
         Section 7.10      Reliance by Third Parties..........................29

ARTICLE VIII.RIGHTS AND OBLIGATIONS OF LIMITED PARTNERS.......................30
         Section 8.1       Limitation of Liability............................30
         Section 8.2       Management of Business.............................30
         Section 8.3       Outside Activities of Limited Partners.............30
         Section 8.4       Return of Capital..................................31
         Section 8.5       Rights of Limited Partners Relating to the
                           Partnership........................................31
         Section 8.6       Put Right..........................................31
         Section 8.7       Call Right.........................................34

ARTICLE IX.BOOKS, RECORDS, ACCOUNTING AND REPORTS.............................37
         Section 9.1       Records and Accounting.............................37
         Section 9.2       Fiscal Year........................................37
         Section 9.3       Reports............................................37

ARTICLE X.TAX MATTERS.........................................................38
         Section 10.1      Preparation of Tax Returns.........................38
         Section 10.2      Tax Elections......................................38
         Section 10.3      Tax Matters Partner................................38
         Section 10.4      Organizational Expenses............................39
         Section 10.5      Withholding........................................40

ARTICLE XI. TRANSFERS AND WITHDRAWALS.........................................41
         Section 11.1      Transfer...........................................41
         Section 11.2      Limited Partners' Rights to Transfer...............41
         Section 11.3      Substituted Limited Partners.......................42
         Section 11.4      Assignees..........................................43
         Section 11.5      General Provisions.................................43

ARTICLE XII. ADMISSION OF PARTNERS............................................44
         Section 12.1      Admission of Successor General Partner.............44
         Section 12.2      Amendment of Agreement and Certificate of Limited
                           Partnership........................................44

ARTICLE XIII.DISSOLUTION AND LIQUIDATION......................................44
         Section 13.1      Dissolution........................................44
         Section 13.2      Winding Up.........................................45
         Section 13.3      Deficit Capital Accounts...........................47
         Section 13.4      Deemed Distribution and Recontribution.............47
         Section 13.5      Rights of Limited Partners.........................47
         Section 13.6      Notice of Dissolution..............................47
         Section 13.7      Termination of Partnership and Cancellation of
                           Certificate of Limited Partnership.................48
         Section 13.8      Reasonable Time for Winding Up.....................48
         Section 13.9      Waiver of Partition................................48
         Section 13.10     Liability of Liquidator............................48

ARTICLE XIV. AMENDMENT OF PARTNERSHIP AGREEMENT; MEETINGS.....................49
         Section 14.1      Amendments.........................................49
         Section 14.2      Meetings of the Partners...........................50

ARTICLE XV.GENERAL PROVISIONS.................................................51
         Section 15.1      Addresses and Notice...............................51
         Section 15.2      Title and Captions.................................51
         Section 15.3      Pronouns and Plurals...............................51
         Section 15.4      Further Action.....................................51
         Section 15.5      Binding Effect.....................................52
         Section 15.6      Creditors..........................................52
         Section 15.7      Waiver.............................................52
         Section 15.8      Counterparts.......................................52
         Section 15.9      Applicable Law.....................................52
         Section 15.10     Invalidity of Provisions...........................53
         Section 15.11     Entire Agreement...................................53
         Section 15.12     No Rights as Shareholders..........................53

Exhibit A         Partners, Capital Accounts and Partnership Interests
Exhibit B         Capital Account Maintenance Rules
Exhibit C         Special Allocation Rules
Exhibit D         Form of Put Notice
Exhibit E         Form of Call Notice
Exhibit F         Form of Partnership Unit Certificate

                              AMENDED AND RESTATED
                        AGREEMENT OF LIMITED PARTNERSHIP
                                       OF
                           UIRT-TOWN `N COUNTRY, L.P.

         This Amended and Restated Agreement of Limited Partnership, dated as of May 15, 1998 (this "Agreement"), is entered into by and among United Investors Realty Trust, a Texas real estate investment trust, as General Partner and those certain Class A Limited Partners whose names are set forth in Exhibit A hereof, as Limited Partners.

         WHEREAS, UIRT-Town `N Country, L.P. (the "Partnership") was formed under the Delaware Revised Uniform Limited Partnership Act pursuant to an Agreement of Limited Partnership dated April 2, 1998; and

         WHEREAS, upon the effective date hereof, UIRT-Interim Lender, Inc. (the "Withdrawing Partner") shall withdraw from the Partnership and the Limited Partners shall be admitted to the Partnership upon the terms and conditions set forth herein.

         NOW, THEREFORE, in consideration of the mutual covenants set forth herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree to continue the Partnership upon the following terms and conditions:


                                   ARTICLE I.
                                  DEFINED TERMS

         The following definitions shall be for all purposes, unless otherwise clearly indicated to the contrary, applied to the terms used in this Agreement.

         "Accrued Amounts" has the meaning assigned to it in the definition of GP Return.

         "Act" means the Delaware Revised Uniform Limited Partnership Act, as it may be amended from time to time, and any successor to such statute.

         "Adjusted Capital Account" means the Capital Account maintained for each Partner as of the end of each Partnership Year (i) increased by any amounts which such Partner is obligated to restore pursuant to any provision of this Agreement or is deemed to be obligated to restore pursuant to the penultimate sentences of Regulations Sections 1.704-2(g)(1) and 1.704-2(i)(5) and (ii) decreased by the items described in Regulations Sections 1.704-1(b)(2)(ii)(d)(4), 1.704-1(b)(2)(ii)(d)(5) and 1.704-1(b)(2)(ii)(d)(6).
The foregoing definition of Adjusted Capital Account is intended to comply with the provisions of Regulations Section 1.704-1(b)(2)(ii)(d) and shall be interpreted consistently therewith.

         "Adjusted Capital Account Deficit" means, with respect to any Partner, the deficit balance, if any, in such Partner's Adjusted Capital Account as of the end of the relevant Partnership Year.

         "Adjusted Property" means any property the Carrying Value of which has been adjusted pursuant to Exhibit B hereto.

         "Affiliate" means, with respect to any Person, (i) any Person directly or indirectly controlling, controlled by or under common control with such Person, (ii) any Person owning or controlling ten percent (10%) or more of the outstanding voting interests of such Person, (iii) any Person of which such Person owns or controls ten percent (10%) or more of the voting interests or
(iv) any officer, director, general partner or trustee of such Person or any Person referred to in clauses (i), (ii), and (iii) above. For purposes of this definition, "control," when used with respect to any Person, means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise, and the terms "controlling" and "controlled" have meanings correlative to the foregoing.

         "Agreed Value" means (i) in the case of any Contributed Property, the 704(c) Value of such property as of the time of its contribution to the Partnership, reduced by any liabilities either assumed by the Partnership upon such contribution or to which such property is subject when contributed; (ii) in the case of the Property the initial "Agreed Value" shall mean $2,607,462.78 (of which $250,000 shall be the Agreed Value of the portion of the Property which is land and which shall be contributed to the Partnership by James H. Shimberg, as Trustee, and $2,357,462.78 shall be the Agreed Value of the portion of the Property which constitutes improvements contributed to the Partnership by Town `N Country Plaza of Tampa, Ltd. and (iii) in the case of any property distributed to a Partner by the Partnership, the Partnership's Carrying Value of such property at the time such property is distributed, reduced by any indebtedness either assumed by such Partner upon such distribution or to which such property is subject at the time of distribution as determined under Section 752 of the Code and the Regulations thereunder.

         "Agreement" means this Amended and Restated Agreement of Limited Partnership, as it may be amended, supplemented or restated from time to time.

         "Assignee" means a Person to whom one or more Partnership Units have been transferred in a manner permitted under this Agreement, but who has not become a Substituted Limited Partner, and who has only the rights set forth in
Section 11.4 hereof.

         "Book-Tax Disparities" means, with respect to any item of Contributed Property or Adjusted Property, as of the date of any determination, the difference between the Carrying Value of such Contributed Property or Adjusted Property and the adjusted basis thereof for federal income tax purposes as of such date. A Partner's share of the Partnership's Book-Tax Disparities in all of its Contributed Property and Adjusted Property will be reflected by the difference between such Partner's Capital Account balance as maintained pursuant to Exhibit B hereto and the hypothetical balance of such Partner's Capital Account computed as if it had been maintained, with respect to each such Contributed Property or Adjusted Property, strictly in accordance with federal income tax accounting principles.

         "Business Day" means any day except a Saturday, Sunday or other day on which commercial banks in Dallas, Texas are authorized or required by law to close.

         "Call Notice" means a Call Notice substantially in the form of Exhibit
E.

         "Call Right" has the meaning assigned to it in Section 8.7.A.

         "Capital Account" means the Capital Account maintained for a Partner pursuant to Exhibit B hereto. The Capital Account balance of each Partner who is a Partner on the Effective Date shall be set forth opposite such Partner's name on Exhibit A hereto.

         "Capital Contribution" means, with respect to any Partner, any cash, cash equivalents or the Agreed Value of Contributed Property which such Partner contributes or is deemed to contribute to the Partnership pursuant to Section
4.1 hereof.

         "Carrying Value" means (i) with respect to a Contributed Property or Adjusted Property, the 704(c) Value of such property reduced (but not below zero) by all Depreciation with respect to such Contributed Property or Adjusted Property, as the case may be, charged to the Partners' Capital Accounts and (ii) with respect to any other Partnership property, the adjusted basis of such property for federal income tax purposes, all as of the time of determination. The Carrying Value of any property shall be adjusted from time to time in accordance with Exhibit B hereto, and to reflect changes, additions or other adjustments to the Carrying Value for dispositions and acquisitions of Partnership properties, as deemed appropriate by the General Partner.

         "Cash Amount" means an amount of cash equal to the average of the daily market price per share of Shares for the ten consecutive trading days prior to the Valuation Date multiplied by the number of Shares which comprise the Share Consideration as of the Valuation Date. The market price for each such trading day shall be the closing price per Share for such trading day as listed on NASDAQ National Market System.

         "Certificate" means the Certificate of Limited Partnership relating to the Partnership filed in the office of the Delaware Secretary of State, as amended from time to time in accordance with the terms hereof and the Act.

         "Class A Limited Partners" means those Persons who are identified as Class A Limited Partners on the attached Exhibit A and any permitted successors and assigns thereof (including the General Partner, to the extent that it acquires Class A Partnership Units from such Class A Limited Partners hereunder).

         "Class A Partnership Units" means that certain class of Partnership Units issued to the Class A Limited Partners hereunder and entitling them to the rights further described herein.

         "Closing Date" has the meaning assigned to it in Section 7.1.F.

         "Code" means the Internal Revenue Code of 1986, as amended and in effect from time to time, as interpreted by the applicable regulations thereunder. Any reference herein to a specific section or sections of the Code shall be deemed to include a reference to any corresponding provision of future law.

         "Consent" means the consent or approval of a proposed action by a Partner given in accordance with Section 14.2 hereof.

         "Consideration"   means   (i)  the  Cash   Amount  or  (ii)  the  Share
Consideration, as determined by the General Partner, in its sole discretion.

         "Contributed Property" means each property or other asset contributed to the Partnership, in such form as may be permitted by this Agreement and the Act, but excluding cash contributed or deemed contributed to the Partnership. Once the Carrying Value of a Contributed Property is adjusted pursuant to Exhibit B hereto, such property shall no longer constitute a Contributed Property for purposes of Exhibit B hereto, but shall be deemed an Adjusted Property for such purposes.

         "Contribution Agreement" has the meaning assigned to it in Section
         4.1.A.

         "Contributors" has the meaning assigned to it in Section 4.1.A.

         "Debt" means, as to any Person, as of any date of determination, (i) all indebtedness of such Person for borrowed money or for the deferred purchase price of property or services, (ii) all amounts owed by such Person to banks or other Persons in respect of reimbursement obligations under letters of credit, surety bonds and other similar instruments guaranteeing payment or other performance of obligations by such Person, (iii) all indebtedness for borrowed money or for the deferred purchase price of property or services secured by any lien on any property owned by such Person, to the extent attributable to such Person's interest in such property, even though such Person has not assumed or become liable for the payment thereof, and (iv) obligations of such Person incurred in connection with entering into a lease which, in accordance with generally accepted accounting principles, should be capitalized.

         "Declaration of Trust" means the Declaration of Trust of the General Partner, as amended.

         "Deemed Amount" has the meaning assigned to it in the definition of GP Return.

         "Depreciation" means, for each Partnership Year, an amount equal to the federal income tax depreciation, amortization, or other cost recovery deduction allowable with respect to an asset for such year, except that if the Carrying Value of an asset differs from its adjusted basis for federal income tax purposes at the beginning of such year or other period, Depreciation shall be an amount which bears the same ratio to such beginning Carrying Value as the federal income tax depreciation, amortization, or other cost recovery deduction for such year bears to such beginning adjusted tax basis; provided, however, that if the federal income tax depreciation, amortization, or other cost recovery deduction for such year is zero, Depreciation shall be determined with reference to such beginning Carrying Value using any reasonable method selected by the General Partner.

         "Dissolution Notice" has the meaning assigned to it in Section 13.6.

         "Exchange Act" means the Securities Exchange Act of 1934, as amended.

         "Extended Option Period" has the meaning assigned to it in Section 8.6.A(5).

         "General Partner" means United Investors Realty Trust, a Texas real estate investment trust and any successor or assign thereof who becomes the General Partner in accordance with the terms of this Agreement.

         "General Partner Interest" means the Partnership Interest held by the General Partner in the capacity of a general partner. A General Partner Interest may be expressed as a number of Partnership Units.

         "GP Capital Contribution" means that certain Capital Contribution of cash in the sum of $108,331.73 made by the General Partner to the Partnership in accordance with Section 4.1.A. of this Agreement, plus any and all Capital Contributions made by the General Partner to the Partnership, from time to time, under Section 4.1.D.

         "GP Return" means (i) $5,000,000 (the "Deemed Amount"), plus (ii) an amount which accrues and accumulates at the rate of twenty percent (20%) per annum on such amount (the "Accrued Amounts").

         "IRS" means the Internal Revenue Service, which administers the internal revenue laws of the United States.

         "Immediate Family" means, with respect to any natural Person, such natural Person's spouse, parents, descendants, nephews, nieces, brothers and sisters.

         "Incapacity" or "Incapacitated" means, (i) as to any individual Partner, death, total physical disability or entry by a court of competent jurisdiction adjudicating such Partner incompetent to manage such Person's affairs or estate, (ii) as to any corporation which is a Partner, the filing of a certificate of dissolution, or its equivalent, for the corporation or the revocation of its charter, (iii) as to any partnership which is a Partner, the dissolution and commencement of winding up of the partnership, (iv) as to any trustee of a trust which is a Partner, the termination of the trust (but not the substitution of a new trustee), or (v) as to any Partner, the bankruptcy of such Partner. For purposes of this definition, bankruptcy of a Partner shall be deemed to have occurred when (a) the Partner commences a voluntary proceeding seeking liquidation, reorganization or other relief of or against such Partner under any bankruptcy, insolvency or other similar law now or hereafter in effect, (b) the Partner is adjudged as bankrupt or insolvent, or a final and nonappealable order for relief under any bankruptcy, insolvency or similar law now or hereafter in effect has been entered against the Partner, (c) the Partner executes and delivers a general assignment for the benefit of the Partner's creditors, (d) the Partner files an answer or other pleading admitting or failing to contest the material allegations of a petition filed against the Partner in any proceeding of the nature described in clause (b) above, (e) the Partner seeks, consents to or acquiesces in the appointment of a trustee, receiver or liquidator for the Partner or for all or any substantial part of the Partner's assets, (f) any proceeding seeking liquidation, reorganization or other relief of or against such Partner under any bankruptcy, insolvency or other similar law now or hereafter in effect has not been dismissed within one hundred twenty (120) days after the commencement thereof, (g) the appointment without the Partner's consent or acquiescence of a trustee, receiver or liquidator that has not been vacated or stayed within ninety (90) days of such appointment or (h) an appointment referred to in clause (g) is not vacated within ninety (90) days after the expiration of any such stay.

         "Indemnitee" means (i) any Person made a party to a proceeding or threatened with being made a party to a proceeding by reason of the Person's status as (A) the General Partner, (B) a Limited Partner or (C) a trustee, director, officer, employee or agent of the Partnership or the General Partner or an Affiliate and (ii) such other Persons (including Affiliates of the General Partner, a Limited Partner or the Partnership) as the General Partner may designate from time to time (whether before or after the event giving rise to potential liability), in its sole and absolute discretion.

         "Limited Partners" means the Persons who are identified as Limited Partners on Exhibit A of this Agreement as well as the General Partner to the extent that it owns Partnership Units in the Partnership other than its General Partner Interest.

         "Limited Partner Interest" means a Partnership Interest held by a Limited Partner in the Partnership in the capacity of a limited partner representing a fractional part of the Partnership Interests of all Limited Partners. A Limited Partner Interest may be expressed as a number of Partnership Units.

         "Liquidating Event" has the meaning set forth in Section 13.1 hereof.

         "Liquidator" has the meaning set forth in Section 13.2.A hereof.

         "Lockout Period" has the meaning set forth in Section 7.1.F.

         "LP Capital Contribution" means the Agreed Value of the Property contributed to the Partnership under Section 4.1.A.

         "LP Return" means with regard to a holder of Class A Partnership Units and with respect to any fiscal period of the Partnership, a cash amount equal to the aggregate cash dividends that would have been payable to such holder of Class A Partnership Units in the event that such holder owned Shares equal in number to such holder's Share Consideration during such entire fiscal period of the Partnership; provided, however, that with regard to the period beginning upon the effective date hereof and ending upon June 30, 1998, the LP Return shall be equal to $0.1075 per Class A Partnership Unit.

         "Net Capital Proceeds" means the net cash proceeds received by the Partnership in connection with (i) any condemnation or deeding in lieu of condemnation of all or a portion of any Partnership asset, (ii) any collection in respect of property, hazard, or casualty insurance (but not business interruption insurance) or any damage award; or (iii) any other transaction the proceeds of which, in accordance with generally accepted accounting principles, are considered to be capital in nature (other than a transaction described in the definition of "Net Financing Proceeds" or the definition of "Net Sale Proceeds"), after deduction of (a) all costs and expenses incurred by the Partnership with regard to such transactions and (b) all amounts expended by the Partnership for the acquisition of additional Partnership assets or for capital repairs or improvements to the Property with such cash proceeds.

         "Net Cash Flow from Capital Transactions" means for any fiscal period of the Partnership, Net Financing Proceeds, plus Net Sale Proceeds, plus Net Capital Proceeds.

         "Net Cash Flow from Operations" shall mean, with respect to any fiscal period of the Partnership, the excess, if any, of "Operating Receipts" over "Expenditures." For purposes hereof, the term "Operating Receipts" means the sum of (i) all cash receipts of the Partnership from all sources for such period, other than Net Sale Proceeds, Net Financing Proceeds, Net Capital Proceeds and Capital Contributions (other than any Capital Contributions made by the General Partner to the Partnership under Section 4.1.D), plus (ii) any amounts held as reserves as of the last day of the period immediately prior to such fiscal period that the General Partner deems to no longer be necessary for any capital or operating expenditure permitted hereunder. The term "Expenditures" means the sum of (a) all expenses of the Partnership of any nature for such period, (b) all amounts attributable to principal payments and interest on account of any indebtedness of the Partnership (provided, that upon the election of the General Partner the term "Expenditures" shall not include an payments of interest or principal to the General Partner in repayment of any loans made by the General Partner to the Partnership), (c) any amounts attributable to reserves (including without limitation, reserves for expenses which may be paid on an annual, semi-annual or other basis which occur less frequently than the fiscal period of the Partnership in question) which the General Partner in its sole discretion deems necessary for any capital or operating expenditures permitted hereunder or any reserves for other purposes that the General Partner in its sole discretion shall determine to be appropriate; and (d) any amounts attributable to working capital accounts or other cash or similar balances which the General Partner determines to be necessary or appropriate in its sole discretion.

         "Net Financing Proceeds" shall mean the cash proceeds received by the Partnership in connection with any borrowing or refinancing of borrowing by or on behalf of the Partnership from any Person (whether or not secured), after deduction of (i) all costs and expenses incurred by the Partnership in connection with such borrowing, (ii) that portion of such proceeds used to repay any other indebtedness of the Partnership or any interest or premium thereon, and (iii) that portion of such proceeds used to acquire additional property or assets for the Partnership or to make any capital improvement or repair on the Property.

         "Net Sale Proceeds" means the cash proceeds received by the Partnership in connection with a sale of any asset by or on behalf of the Partnership after deduction of (i) any costs or expenses incurred by the Partnership, or payable specifically out of the proceeds of such sale (including, without limitation, any repayment of any indebtedness required to be repaid as a result of such sale or which the General Partner elects to repay out of the proceeds of such sale, together with accrued interest and premium, if any, thereon and any sales commissions or other costs and expenses due and payable to any Person in connection with a sale, including to a Partner or its Affiliates), or (ii) any such proceeds reinvested in the Property for capital repairs or improvements or otherwise used to acquire additional assets for the Partnership.

         "Net Income" means, for any taxable period, the excess, if any, of the Partnership's items of income and gain for such taxable period over the Partnership's items of loss and deduction for such taxable period. The items included in the calculation of Net Income shall be determined in accordance with Exhibit B hereto. If an item of income, gain, loss or deduction that has been included in the initial computation of Net Income is subjected to the special allocation rules in Exhibit C hereto, Net Income or the resulting Net Loss, whichever the case may be, shall be recomputed without regard to such item.

         "Net Loss" means, for any taxable period, the excess, if any, of the Partnership's items of loss and deduction for such taxable period over the Partnership's items of income and gain for such taxable period. The items included in the calculation of Net Loss shall be determined in accordance with Exhibit B hereto. If an item of income, gain, loss or deduction that has been included in the initial computation of Net Loss is subjected to the special allocation rules in Exhibit C hereto, Net Loss or the resulting Net Income, whichever the case may be, shall be recomputed without regard to such item.

         "Nonrecourse Built-in Gain" means, with respect to any Contributed Properties or Adjusted Properties that are subject to a mortgage or negative pledge securing a Nonrecourse Liability, the amount of any taxable gain that would be allocated to the Partners pursuant to Section 1.B of Exhibit C hereto if such properties were disposed of in a taxable transaction in full satisfaction of such liabilities and for no other consideration.

         "Nonrecourse  Deductions"  has the  meaning  set  forth in  Regulations
Section 1.704-2(b)(1), and the amount of Nonrecourse Deductions for a Partnership Year shall be determined in accordance with the rules of Regulations
Section 1.704-2(c).

         "Nonrecourse Liability" has the meaning set forth in Regulations
Section 1.752-1(a)(2).

         "Partner" means the General Partner or a Limited Partner, and "Partners" means the General Partner and the Limited Partners.

         "Partner Minimum Gain" means an amount, with respect to each Partner Nonrecourse Debt, equal to the Partnership Minimum Gain that would result if such Partner Nonrecourse Debt were treated as a Nonrecourse Liability, determined in accordance with Regulations Section 1.704-2(i)(3).

         "Partner Nonrecourse Debt" has the meaning set forth in Regulations
Section 1.704-2(b)(4).

         "Partner Nonrecourse Deductions" has the meaning set forth in Regulations Section 1.704-2(i)(2), and the amount of Partner Nonrecourse Deductions with respect to a Partner Nonrecourse Debt for a Partnership Year shall be determined in accordance with the rules of Regulations Section 1.704-2(i)(2).

         "Partnership" means the limited partnership formed under the Act and continued upon the terms and conditions set forth in this Agreement, and any successor thereto.

         "Partnership Interest" means a Limited Partner Interest or the General Partner Interest and includes any and all benefits to which the holder of such may be entitled as provided in this Agreement, together with all obligations of such Person to comply with the terms and provisions of this Agreement. A Partnership Interest may be expressed as a number of Partnership Units.

         "Partnership  Minimum  Gain" has the meaning  set forth in  Regulations
Section 1.704-2(b)(2), and the amount of Partnership Minimum Gain, as well as any net increase or decrease in Partnership Minimum Gain, for a Partnership Year shall be determined in accordance with the rules of Regulations Section 1.704-2(d).

         "Partnership Unit" means a fractional, undivided share of the Partnership Interests of all Partners issued pursuant to Section 4.1 hereof, and includes any classes or series of Partnership Units established upon or after the effective date hereof (including without limitation those certain Class A Partnership Units established upon the effective date hereof). The number of Partnership Units outstanding and the Percentage Interests in the Partnership represented by such Partnership Units are set forth in Exhibit A hereto, as such Exhibit A may be amended and restated from time to time. The ownership of Partnership Units may be evidenced by a certificate in a form approved by the General Partner.

         "Partnership Unit Certificate" means a certificate representing the Partnership Interest of a Partner and issued in the form attached hereto as Exhibit F.

         "Partnership Year" means the fiscal year of the Partnership, which shall be the calendar year.

         "Percentage Interest" means, as to a Partner the Percentage Interest expressed as a percentage of the whole set forth in Exhibit A attached hereto, as such exhibit may be amended and restated from time to time.

         "Permitted Transferee" means (i) with respect to a Limited Partner which is a trust and which is issued Partnership Units upon the date set forth on the cover page hereof, any beneficiary of such trust as of the date set forth on the cover page of this Agreement; (ii) with respect to any Limited Partner which is a Partnership and which is issued Partnership Units upon the date set forth on the cover page hereof, any partner of such Partnership as of the date set forth on the cover page hereof; and (iii) with respect to any Partner who is a natural person, such Partner's spouse, parents, children and grandchildren.

         "Person" means a natural person, partnership (whether general or limited), trust, real estate investment trust, business trust, estate, association, corporation, limited liability company, unincorporated organization, custodian, nominee or any other individual or entity in its own or any representative capacity.

         "Property" means that certain parcel of real property and improvements commonly referred to as the "Town 'N Country Shopping Center" which shall be acquired by the Partnership in accordance with the provisions of the Contribution Agreements.

         "Put Notice" means a Put Notice substantially in the form of Exhibit  D

         "Put Right" has the meaning assigned to it in Section 8.6.A.

         "Recapture Income" means any gain recognized by the Partnership (computed without regard to any adjustment required by Sections 734, 743, and 754 of the Code) upon the disposition of any property or asset of the Partnership, which gain represents the recapture of deductions previously taken with respect to such property or asset.

         "Regulations" means the Income Tax Regulations promulgated under the Code, as such regulations may be amended from time to time (including corresponding provisions of succeeding regulations).

         "REIT" means a real estate investment trust under Sections 856 through 859 of the Code.

         "Residual Gain" or "Residual Loss" means any item of gain or loss, as the case may be, of the Partnership recognized for federal income tax purposes resulting from a sale, exchange or other disposition of Contributed Property or Adjusted Property, to the extent such item of gain or loss is not allocated pursuant to Section 2.B.(1)(b) or 2.B.(2)(b) of Exhibit C hereto to eliminate Book-Tax Disparities.

         "Return on Capital" means, collectively, the GP Return and the LP
Return.

         "Securities Act" means the Securities Act of 1933, as amended.

         "704(c) Value" means with respect to any Contributed Property the fair market value of such property at the time of contribution as set forth in the Contribution Agreements with respect to the Property or as otherwise determined by the General Partner using such reasonable method of valuation as it may adopt. The General Partner shall, in its sole and absolute discretion, use such method as it deems reasonable and appropriate to allocate the aggregate of the 704(c) Values of Contributed Properties in a single or integrated transaction among each separate property on a basis proportional to their fair market values.

         "Share"  means  a  common  share  of  beneficial   interest  (or  other
comparable common equity interest) of the General Partner.

         "Share Consideration" means with respect to each holder of Class A Partnership Units, such number of Shares as set forth opposite such holder's name on the attached Exhibit G. The number of Shares which constitute the Share Consideration hereunder shall automatically be adjusted in the event of any (i) Share split, (ii) Share dividend, (iii) recapitalization, (iv) merger or (v) reorganization (collectively, an "Equity Adjustment"). In the event that an Equity Adjustment occurs with respect to the Shares prior to the exercise of the Put Right or the Call Right, the Share Consideration shall automatically be adjusted to equal that number of Shares into which the number of Shares which constitute the Share Consideration (prior to the foregoing adjustment) would have been converted following the Equity Adjustment, if the Class A Limited Partner were the owner of such Shares immediately prior to such Equity Adjustment.

         "Subsidiary" means, with respect to any Person, any corporation, limited liability company, partnership or joint venture, or other entity of which a majority of (i) the voting power of the voting equity securities or (ii) the value of outstanding equity interests is owned, directly or indirectly, by such Person.

         "Substituted Limited Partner" means a Person who is admitted as a Limited Partner to the Partnership pursuant to Section 11.3 hereof.

         "Town `N Country" means Town `N Country Plaza of Tampa, Ltd., a Florida limited partnership.

         "Unpaid LP Return" means the aggregate unpaid LP Return owing a Class A Limited Partner less all amounts distributed by the Partnership to the Class A Limited Partner in reduction thereof.

         "Unpaid GP Return" means the accrued and unpaid GP Return owing the General Partner reduced by all amounts distributed to the General Partner in reduction thereof; provided that any such distributions shall be applied first to the repayment of any and all Accrued Amounts owing the General Partner and after repayment of all such Accrued Amounts to repayment of the Deemed Amount.

         "Unrealized Gain" means, with respect to any item of Partnership property as of any date of determination, the excess, if any, of (i) the fair market value of such property (as determined under Exhibit B hereto) as of such date, over (ii) the Carrying Value of such property (prior to any adjustment to be made pursuant to Exhibit B hereto) as of such date.

         "Unrealized Loss" means, with respect to any item of Partnership property as of any date of determination, the excess, if any, of (i) the Carrying Value of such property (prior to any adjustment to be made pursuant to Exhibit B hereto) as of such date, over (ii) the fair market value of such property (as determined under Exhibit B hereto) as of such date.

         "Unreturned GP Capital" means $108,331.73 less all amounts distributed by the Partnership to the General Partner under Section 5.1.A(iii) and Section 13.2.A(5), in reduction thereof.

         "Unreturned LP Capital" means with respect to each Class A Limited Partner such Class A Limited Partner's aggregate Capital Contributions to the Partnership less all amounts distributed by the Partnership to such Class A Limited Partner under Section 13.2.A(6) in reduction thereof.

         "Valuation Date" means with respect to the Put Right, the date upon which the Class A Limited Partner delivers the Put Notice to the General Partner and with respect to the Call Right, the date upon which the General Partner delivers the Call Notice to a Class A Limited Partner.


                                   ARTICLE II.
                             ORGANIZATIONAL MATTERS

         Section II.1      Organization; Continuation.

         The Partnership is a limited partnership which is organized pursuant to the provisions of the Act and continued upon the terms and conditions set forth in this Agreement. Except as expressly provided herein to the contrary, the rights and obligations of the Partners and the administration and termination of the Partnership shall be governed by the Act. The Partnership Interest of each Partner shall be personal property for all purposes.

         Section II.2      Name.

         The name of the Partnership is UIRT-Town `N Country, L.P. The Partnership's business may be conducted under any other name or names deemed advisable by the General Partner, including the name of the General Partner or any Affiliate thereof. The words "Limited Partnership," "L.P.," "Ltd." or similar words or letters shall be included in the Partnership's name where necessary for the purposes of complying with the laws of any jurisdiction that so requires. The General Partner in its sole and absolute discretion may change the name of the Partnership at any time and from time to time and shall notify the Limited Partners of such change in the next regular communication to the Limited Partners.

         Section II.3      Registered Office and Agent; Principal Office.

         The registered office of the Partnership in the State of Delaware shall be located at The Corporation Trust Center, 1209 Orange Street, Wilmington, New Castle County, Delaware 19801 and the registered agent for service of process on the Partnership in the State of Delaware at such registered office shall be The Corporation Trust Company. The principal office of the Partnership shall be 5847 San Felipe, Suite 850, Houston, Texas 77057, or such other place as the General Partner may from time to time designate by notice to the Limited Partners. The Partnership may maintain offices at such other place or places within or outside the State of Delaware as the General Partner deems advisable.

         Section II.4      Power of Attorney.

         10 General. Each Limited Partner and each Assignee who accepts Partnership Units (or any rights, benefits or privileges associated therewith) is deemed to irrevocably constitute and appoint the General Partner, any Liquidator and authorized officers and attorneys-in-fact of each, and each of those acting singly, in each case with full power of substitution, as its true and lawful agent and attorney-in-fact, with full power and authority in its name, place and stead to:

                  (1) execute, swear to, acknowledge, deliver, file and record in the appropriate public offices (a) all certificates, documents and other instruments (including, without limitation, this Agreement and the Certificate and all amendments or restatements thereof) that the General Partner or any Liquidator deems appropriate or necessary to form, qualify or continue the existence or qualification of the Partnership as a limited partnership (or a partnership in which the limited partners have limited liability) in the State of Delaware and in all other jurisdictions in which the Partnership may or plans to conduct business or own property, (b) all instruments that the General Partner or any Liquidator deems appropriate or necessary to reflect any amendment, change, modification or restatement of this Agreement in accordance with its terms, (c) all deeds, other conveyance documents and other instruments or documents that the General Partner or any Liquidator deems appropriate or necessary to reflect the dissolution and liquidation of the Partnership pursuant to the terms of this Agreement, including, without limitation, a certificate of cancellation, (d) all instruments relating to the admission, withdrawal, removal or substitution of any Partner pursuant to, or other events described in,
Article XI, XII or XIII hereof or the  Capital  Contribution  of any Partner and
(e) all certificates, documents and other instruments relating to the determination of the rights, preferences and privileges of Partnership Interests; and

                  (2) execute, swear to, seal, acknowledge and file all ballots, consents, approvals, waivers, certificates and other instruments appropriate or necessary, in the sole and absolute discretion of the General Partner or any Liquidator, to make, evidence, give, confirm or ratify any vote, Consent, approval, agreement or other action which is made or given by the Partners hereunder or is consistent with the terms of this Agreement or appropriate or necessary, in the sole discretion of the General Partner or any Liquidator, to effectuate the terms or intent of this Agreement.

         20 Irrevocable Nature. The foregoing power of attorney is hereby declared to be irrevocable and a power coupled with an interest, in recognition of the fact that each of the Partners will be relying upon the power of the General Partner or any Liquidator to act as contemplated by this Agreement in any filing or other action by it on behalf of the Partnership, and it shall survive and not be affected by the subsequent Incapacity of any Limited Partner or Assignee and the transfer of all or any portion of such Limited Partner's or Assignee's Partnership Units and shall extend to such Limited Partner's or Assignee's heirs, successors, assigns and personal representatives. Each such Limited Partner or Assignee hereby agrees to be bound by any representation made by the General Partner or any Liquidator, acting in good faith pursuant to such power of attorney; and each such Limited Partner or Assignee hereby waives any and all defenses which may be available to contest, negate or disaffirm the action of the General Partner or any Liquidator, taken in good faith under such power of attorney. Each Limited Partner or Assignee shall execute and deliver to the General Partner or the Liquidator, within fifteen (15) days after receipt of the General Partner's or Liquidator's request therefor, such further designations, powers of attorney and other instruments as the General Partner or the Liquidator, as the case may be, deems necessary to effectuate this Agreement and the purposes of the Partnership.

         Section II.5      Term.

         The term of the Partnership commenced upon the date on which the Certificate was filed in the office of the Secretary of State of the State of Delaware in accordance with the Act, and shall continue until December 31, 2097, unless the Partnership is dissolved sooner pursuant to the provisions of Article XIII hereof or as otherwise provided by law.

                                  ARTICLE III.
                                     PURPOSE

         Section III.1     Purpose and Business.

         The purpose and nature of the business to be conducted by the Partnership is (i) to conduct any business that may be lawfully conducted by a limited partnership organized pursuant to the Act; provided, however, that such business shall be limited to and conducted in such a manner as to permit the General Partner at all times to be classified as a REIT, unless the General Partner ceases to qualify, or is not qualified, as a REIT for any reason or reasons not related to the business conducted by the Partnership; (ii) to enter into any partnership, joint venture, limited liability company or other similar arrangement to engage in any of the foregoing or the ownership of interests in any entity engaged, directly or indirectly, in any of the foregoing; and (iii) to do anything necessary or incidental to the foregoing. In connection with the foregoing, and without limiting the General Partner's right in its sole discretion to cease qualifying as a REIT, the Partners acknowledge that the status of the General Partner as a REIT inures to the benefit of all the Partners and not solely the General Partner or its Affiliates.

         Section III.2     Powers.

         The Partnership is empowered to do any and all acts and things necessary, appropriate, proper, advisable, incidental to or convenient for the furtherance and accomplishment of the purposes and business described herein and for the protection and benefit of the Partnership, including, without limitation, full power and authority, directly or through its ownership interest in other entities, to enter into, perform and carry out contracts of any kind, borrow money and issue evidences of indebtedness whether or not secured by mortgage, deed of trust, pledge or other lien, acquire, own, manage, improve and develop real property, and lease, sell, transfer and dispose of real property; provided, however, that the Partnership shall not take, or shall refrain from taking, any action which, in the judgment of the General Partner, in its sole and absolute discretion, (i) could adversely affect the ability of the General Partner to continue to qualify as a REIT, (ii) could subject the General Partner to any additional taxes under Section 857 or excise taxes under Section 4981 of the Code or (iii) could violate any law or regulation of any governmental body or agency having jurisdiction over the General Partner or its securities, unless such action (or inaction) shall have been specifically consented to by the General Partner in writing.

                                   ARTICLE IV.

                       CAPITAL CONTRIBUTIONS AND ISSUANCES
                            OF PARTNERSHIP INTERESTS

         Section IV.1      Capital Contributions of the Partners.

                  10 Capital Contributions to the Partnership. Upon the effective date hereof, (i) the General Partner shall make a cash contribution to the Partnership in the sum of $108,331.73 (the "GP Capital Contribution") and shall be issued such Class A Partnership Units and such Percentage Interest in the Partnership as set forth opposite its name on the attached Exhibit A, (ii) Town `N Country Plaza of Tampa, Ltd. and James H. Shimberg, as Trustee (the "Contributors"), shall contribute the Property to the Partnership, pursuant to the terms and provisions of the those certain Contribution Agreements dated May 15, 1998 by and among the Contributors and the Partnership (the "Contribution Agreements") and (iii) each Class A Limited Partner whose name is set forth in the attached Exhibit A shall be issued such Class A Partnership Units and such Percentage Interest in the Partnership as set forth opposite its name on the attached Exhibit A. Upon the effective date hereof (and after giving effect to any cash payments to the Contributors under the Contribution Agreements), the Partners' Capital Accounts, the Partnership Units assigned to each Partner and the Percentage Interest in the Partnership represented by such Partnership Units shall be as set forth in the attached Exhibit A.

                  20 General Partner Interest. A number of Partnership Units issued to the General Partner upon the effective date hereof equal to one percent (1%) of all outstanding Partnership Units from time to time shall be deemed to be the Partnership Units held by the General Partner as a general partner and shall be the General Partner Interest. All other Partnership Units originally issued the General Partner shall, for purposes of consents, approvals and voting hereunder, be deemed to be and treated as Class A Partnership Units originally issued the General Partner in its capacity as a Class A Limited Partner in the Partnership and shall entitle the General Partner to all of the rights as a Limited Partner hereunder (other than the right to receive Unpaid LP Return or Unreturned LP Capital); provided, however, that in the event that the General Partner shall acquire any Class A Partnership Units from any Class A Limited Partner hereunder, the General Partner shall be deemed with regard to such acquired Partnership Units to be a Class A Limited Partner and shall be entitled to all of the rights as a Class A Limited Partner with respect to such Class A Partnership Units (including the voting, approval and consent rights hereunder as well as the right to receive Unpaid LP Return and Unreturned LP Capital with regard to such Class A Partnership Units).

                  30 No Obligation to Make Additional Capital Contributions. Except as provided in Section 4.1.D and Section 10.5 hereof or the further provisions of this Section 4.1.C, the Partners shall have no obligation to make any additional Capital Contributions or provide any additional funding to the Partnership (whether in the form of loans, repayments of loans or otherwise). No Partner shall have any obligation to restore any deficit that may exist in its Capital Account, either upon a liquidation of the Partnership or otherwise; provided, however, upon reasonable request of a Class A Limited Partner, the General Partner may enter into a deficit restoration obligation pursuant to which such Class A Limited Partner shall agree to restore all or any portion of the deficit balance in its Capital Account upon the liquidation of the Partnership under Article XIII.

                  40 Additional Capital Contributions by General Partner. Notwithstanding the provisions of Section 4.1.C, the General Partner shall make such additional Capital Contributions to the Partnership as shall be necessary to provide the Partnership with sufficient Net Cash Flow from Operations to make quarterly distributions to the Class A Limited Partners during each quarterly period of the Partnership equal to Unpaid LP Return owing the Class A Limited Partners for such quarterly period.

         Section IV.2      Loans and Guarantees.

                  10 Loans by the General Partner. The General Partner may solicit and accept loans to the Partnership from such Persons (including Partners, Affiliates of the Partnership or any Partner), at such times, in such amounts and upon such terms as the General Partner, in its sole and absolute discretion, may determine to be advisable.

                  20 Partner Guarantees. Upon the reasonable request of a Class A Limited Partner, the General Partner shall allow such Class A Limited Partner to guarantee all or a portion of the indebtedness of the Partnership.

         Section IV.3      No Preemptive Rights.

         Except to the extent expressly granted by the Partnership pursuant to another agreement (as determined in good faith by the General Partner), no Person shall have any preemptive, preferential or other similar right with respect to (i) additional Capital Contributions or loans to the Partnership or
(ii) issuance or sale of any Partnership Units or other Partnership Interests.

         Section IV.4      Other Contribution Provisions.

         In the event that any Partner is admitted to the Partnership and is given a Capital Account in exchange for services rendered to the Partnership, such transaction shall be treated by the Partnership and the affected Partner as if the Partnership had compensated such Partner in cash, and the Partner had contributed such cash to the capital of the Partnership, unless the General Partner and such affected Partner specifically agree otherwise.

         Section IV.5      No Interest on Capital.

         No Partner shall be entitled to interest on its Capital Contributions or its Capital Account. Under no circumstances shall the Return on Capital to which a Partner may be entitled hereunder be construed as interest.

                                   ARTICLE V.
                                  DISTRIBUTIONS

         Section V.1       Requirement and Characterization of Distributions.

                  10 Net Cash Flow from Operations. The General Partner shall distribute at least quarterly Net Cash Flow from Operations in such amount as shall be determined by the General Partner in its reasonable discretion in the following manner: (i) first, to the Class A Limited Partners pro rata among them in proportion to the Unpaid LP Return owing each such Class A Limited Partner, in an amount equal to the Unpaid LP Return owing such Class A Limited Partners;
(ii) second, to the General Partner in repayment of any Unpaid GP Return owing the General Partner; (iii) third, to the General Partner in return of any Unreturned GP Capital due the General Partner; and (iv) finally, to the Partners in accordance with their Percentage Interests.

                  20 Net  Cash  Flow  from  Capital  Transactions.  The  General
Partner shall distribute at least quarterly Net Cash Flow from Capital Transactions in such amount as shall be determined by the General Partner in its reasonable discretion in accordance with the provisions of Section 13.2.A hereof.

                  30 Put/Call Distributions. If the exercise of the Put Right or Call Right entitles any Class A Limited Partner to any dividend on Shares owned or deemed owned by the Class A Limited Partner on or after the record date for such dividend, the distributions pursuant to this Article V with respect to any Unpaid LP Return to which such Class A Limited Partner would otherwise be entitled for the period including such record date shall be offset (and the LP Return reduced) by any such dividend to which such Class A Limited Partner is entitled.

         Section V.2       Amounts Withheld.

         All amounts withheld pursuant to the Code or any provisions of any state or local tax law and Section 10.5 hereof with respect to any allocation, payment or distribution to the General Partner, the Limited Partners or Assignees shall be treated as amounts distributed to the General Partner, Limited Partners or Assignees pursuant to Section 5.1 above for all purposes under this Agreement.

                                   ARTICLE VI.
                                   ALLOCATIONS

         Section VI.1      Allocations for Capital Account Purposes

         For purposes of maintaining the Capital Accounts and in determining the rights of the Partners among themselves, the Partnership's items of income, gain, loss and deduction (computed in accordance with Exhibit B hereto) shall be allocated among the Partners in each taxable year (or portion thereof) as provided herein below.

                  10 Net Income. After giving effect to the special allocations set forth in Section 1 of Exhibit C, and subject to the provisions of Sections 6.1.C, 6.1.D, 6.1.E, and 6.1.F, Net Income (and to the extent necessary to accomplish the purposes hereof, items of gross income and gain) shall be allocated (i) first, to the Class A Limited Partners in an amount equal to the cumulative LP Return paid to the Class A Limited Partners less the cumulative allocations of Net Income made previously to the Class A Limited Partners under this clause (i); (ii) second, to the General Partner in an amount equal to the cumulative GP Return paid or payable to the General Partner less the cumulative allocations of Net Income made previously to the General Partner under this clause (ii); (iii) third, to the General Partner in an amount equal to the cumulative Net Losses allocated to the General Partner pursuant to clause (v) of
Section 6.1.B below less the cumulative allocations of Net Income made previously to the General Partner under this clause (iii); (iv) fourth, to the General Partner in an amount equal to the cumulative Net Losses allocated to the General Partner pursuant to clause (iv) of Section 6.1.B below less the cumulative allocations of Net Income made previously to the General Partner under this clause (iv); (v) fifth, to the Class A Limited Partners in an amount equal to the cumulative Net Losses allocated to such Class A Limited Partners pursuant to clause (iii) of Section 6.1.B below less the cumulative allocations of Net Income made previously to the Limited Partners under this clause (v); and
(vi) finally, the balance, if any, shall be allocated to the Partners in accordance with and in proportion to their respective Percentage Interests in the Partnership.

                  20 Net Losses. After giving effect to the special allocations set forth in Section 1 of Exhibit C, and subject to the provisions of Sections 6.1.C, 6.1.D, 6.1.E and 6.1.F, Net Losses (and to the extent necessary to accomplish the purposes hereof, items of loss, expense and deduction) shall be allocated (i) first, to the Partners until the cumulative Net Losses allocated to each Partner under this clause (i) equals the cumulative Net Income allocated to each Partner under clause (vi) of Section 6.1.A.; (ii) second, to the Class A Limited Partners, in an amount equal to each Class A Limited Partner's Adjusted Capital Account balance prior to the allocation under this clause (ii); (iii) third, to the General Partner, in an amount equal to the General Partner's Adjusted Capital Account balance prior to the allocation under this clause
(iii); and (iv) fourth, to the General Partner, to the extent that any further allocation of Net Losses to Class A Limited Partners would result in such Class A Limited Partners having Adjusted Capital Account Deficits.

                  30 Allocation of Nonrecourse Debt. For purposes of Regulations
Section 1.752-3(a), the Partners agree that Nonrecourse Liabilities of the Partnership in excess of the sum of (i) the amount of Partnership Minimum Gain and (ii) the total amount of Nonrecourse Built-in Gain shall be allocated among the Partners in accordance with their respective Percentage Interests.

                  40 Recapture Income. Any gain allocated to the Partners upon the sale or other taxable disposition of any Partnership asset shall, to the extent possible after taking into account other required allocations of gain pursuant to Exhibit C hereto, be characterized as Recapture Income in the same proportions and to the same extent as such Partners have been allocated any deductions directly or indirectly giving rise to the treatment of such gains as Recapture Income.

                  50 Allocations by General Partner to Reflect Economic Rights. In the event the General Partner shall determine, in its good faith judgment, that it is necessary to modify the manner in which the Partnership's items of income, gain, loss and deduction shall be allocated among the Partners in a taxable year (or portion thereof) in order to cause such allocation to reflect accurately the relative economic rights of the Partners or to comply with the Code or the Regulations, the General Partner may make such a modification.

                                  ARTICLE VII.
                      MANAGEMENT AND OPERATIONS OF BUSINESS

         Section VII.1     Management.

                  10 Powers of General Partner. Except as otherwise expressly provided in this Agreement, all management powers over the business and affairs of the Partnership are and shall be exclusively vested in the General Partner, and no Limited Partner shall have any right to participate in or exercise control or management power over the business and affairs of the Partnership. The General Partner may not be removed by the Limited Partners with or without cause. In addition to the powers now or hereafter granted a general partner of a limited partnership under applicable law or which are granted to the General Partner under any other provision of this Agreement, the General Partner, subject to Section 7.3 below, shall have full power and authority to do all things deemed necessary or desirable by it to conduct the business of the Partnership, to exercise all powers set forth in Section 3.2 hereof and to effectuate the purposes set forth in Section 3.1 hereof, including, without limitation:

                  (1) the making of any expenditures, the lending or borrowing of money (including, without limitation, making prepayments on loans and borrowing money to permit the Partnership to make distributions to its Partners in such amounts as will permit the General Partner (as long as the General Partner qualifies as a REIT) to avoid the payment of any federal income tax (including, for this purpose, any excise tax pursuant to Section 4981 of the Code) and to make distributions to its shareholders sufficient to permit the General Partner to maintain REIT status), the assumption or guarantee of, or other contracting for, indebtedness and other liabilities, the issuance of evidences of indebtedness (including the securing of same by deed to secure debt, mortgage, deed of trust or other lien or encumbrance on the Partnership's assets) and the incurring of any obligations the General Partner deems necessary for the conduct of the activities of the Partnership and the granting of security interests in the assets of the Partnership in order to secure indebtedness of the Partnership, the General Partner or their respective Affiliates;

                  (2) the making of tax, regulatory and other filings, or rendering of periodic or other reports to governmental or other agencies having jurisdiction over the business or assets of the Partnership;

                  (3) the acquisition, disposition, mortgage, pledge, encumbrance, hypothecation or exchange of any or all of the assets of the Partnership (including the exercise or grant of any conversion, option, privilege or subscription right or other right available in connection with any assets at any time held by the Partnership) or the merger or other combination of the Partnership with or into another entity, on such terms as the General Partner deems proper (all of the foregoing subject to any prior approval only to the extent required by Section 7.3 hereof);

                  (4) the use of the assets of the Partnership (including, without limitation, cash on hand) for any purpose consistent with the terms of this Agreement and on any terms it sees fit, including, without limitation, the financing of the conduct of the operations of the General Partner, the Partnership or any of the Partnership's Subsidiaries, the lending of funds to other Persons (including, without limitation, the General Partner, and its Affiliates) and the repayment of obligations of the Partnership and its Affiliates and/or any other Person in which the Partnership has an equity investment and the making of capital contributions to its Affiliates;

                  (5) the management, operation, leasing, landscaping, repair, alteration, demolition or improvement of any real property or improvements owned by the Partnership or any Subsidiary of the Partnership;

                  (6) the negotiation, execution, and performance of any contracts, conveyances or other instruments that the General Partner considers useful or necessary to the conduct of the Partnership's operations or the implementation of the General Partner's powers under this Agreement, including contracting with contractors, developers, consultants, accountants, legal counsel, other professional advisors and other agents and the payment of their expenses and compensation out of the Partnership's assets;

                  (7) the distribution of Partnership cash or other Partnership assets in accordance with this Agreement;

                  (8) the holding, managing, investing and reinvesting of cash and other assets of the Partnership;

                  (9) the collection and receipt of revenues and income of the Partnership;

                  (10)  the  establishment  of  one  or  more  divisions  of the
Partnership, the selection and dismissal of employees of the Partnership, any division of the Partnership, or the General Partner (including, without limitation, employees having titles such as "president," "vice president,"
"secretary"  and  "treasurer")  and  agents,  outside  attorneys,   accountants,
consultants and contractors of the General Partner, the Partnership, or any division of the Partnership and the determination of their compensation and other terms of employment or hiring;

                  (11) the maintenance of such insurance for the benefit of the Partnership and the Partners as it deems necessary or appropriate;

                  (12) the formation of, or acquisition of an interest in, and the contribution of property to, any corporation, limited or general partnerships, joint ventures, limited liability companies or other relationships that it deems desirable (including, without limitation, the acquisition of interests in, and the contributions of property to its Subsidiaries and any other Person in which may have an equity investment from time to time);

                  (13) the control of any matters affecting the rights and obligations of the Partnership, including the settlement, compromise, submission to arbitration or any other form of dispute resolution or abandonment of any claim, cause of action, liability, debt or damages due or owing to or from the Partnership, the commencement or defense of suits, legal proceedings, administrative proceedings, arbitrations or other forms of dispute resolution, the representation of the Partnership in all suits or legal proceedings, administrative proceedings, arbitrations or other forms of dispute resolution, the incurring of legal expense and the indemnification of any Person against liabilities and contingencies to the extent permitted by law;

                  (14) the undertaking of any action in connection with the Partnership's direct or indirect investment in its Subsidiaries or any other Person (including, without limitation, the contribution or loan of funds by the Partnership to such Persons), incurring indebtedness on behalf of such Persons or the guarantee of the obligations of such Persons;

                  (15) the determination of the fair market value of any Partnership property distributed in kind, using such reasonable method of valuation as the General Partner may adopt;

                  (16) the exercise, directly or indirectly, through any attorney-in-fact acting under a general or limited power of attorney, of any right, including the right to vote, appurtenant to any assets or investment held by the Partnership;

                  (17) the exercise of any of the powers of the General Partner enumerated in this Agreement on behalf of or in connection with any Subsidiary of the Partnership or any other Person in which the Partnership has a direct or indirect interest, individually or jointly with any such Subsidiary or other Person;

                  (18) the exercise of any of the powers of the General Partner enumerated in this Agreement on behalf of any Person in which the Partnership does not have any interest pursuant to contractual or other arrangements with such Person;

                  (19) the making, executing and delivering of any and all deeds, leases, notes, deeds to secure debt, mortgages, deeds of trust, security agreements, conveyances, contracts, guarantees, warranties, indemnities, waivers, releases or other legal instruments or agreements in writing necessary or appropriate in the judgment of the General Partner for the accomplishment of any of the powers of the General Partner under this Agreement;

                  (20) the amendment and restatement of Exhibit A hereto to reflect accurately at all times the Capital Accounts, Partnership Units, and Percentage Interests of the Partners as the same are adjusted from time to time to the extent necessary to reflect redemptions, Capital Contributions, the issuance of Partnership Units, the admission of any Substituted Limited Partner or otherwise, as long as the matter or event being reflected in Exhibit A hereto otherwise is authorized by this Agreement; and

                  (21) the employment and compensation of Persons to provide goods and/or services to the Partnership and the adoption on behalf of the Partnership, of employee benefit plans for the benefit of employees of the General Partner, the Partnership or any Affiliate or Subsidiary of either of them in respect of services performed for the benefit of the Partnership or its Subsidiaries.

                  20 No Approval by Limited Partners. Each of the Limited Partners agrees that the General Partner is authorized to execute, deliver and perform the above-mentioned agreements and transactions on behalf of the Partnership without any further act, approval or vote of the Partners, notwithstanding any other provision of this Agreement (except as expressly provided to the contrary in Section 7.3), the Act or any applicable law, rule or regulation, to the full extent permitted under the Act or other applicable law. The execution, delivery or performance by the General Partner or the Partnership of any agreement authorized or permitted under this Agreement shall not constitute a breach by the General Partner of any duty that the General Partner may owe the Partnership or the Limited Partners or any other Persons under this Agreement or of any duty stated or implied by law or equity.

                  30 Insurance. At all times from and after the date hereof, the General Partner, at the expense of the Partnership, may cause the Partnership to obtain and maintain (i) casualty, liability and other insurance on the properties of the Partnership, (ii) liability insurance for the Indemnities hereunder and (iii) such other insurance as the General Partner, in its reasonable discretion, determines to be necessary.

                  40 Working Capital and Other Reserves. At all times from and after the date hereof, the General Partner may cause the Partnership to establish and maintain working capital reserves in such amounts as the General Partner, in its sole and absolute discretion, deems appropriate and reasonable from time to time.

                  50 No Obligations to Consider Tax Consequences of Limited Partners. In exercising its authority under this Agreement, the General Partner may, but shall be under no obligation to, take into account the tax consequences to any Partner (including the Limited Partners) of any action taken (or not taken) by it. The General Partner and the Partnership shall not have liability to any Limited Partner for monetary damages or otherwise for losses sustained, liabilities incurred or benefits not derived by such Limited Partner in connection with such decisions.

                  60 Limitation on Sale of Property. Notwithstanding any provision to the contrary herein, the General Partner shall not voluntarily sell, transfer, exchange or otherwise dispose of all or any part of the Partnership's interest in the Property during the period (the "Lockout Period") commencing on the date such Property is contributed to the Partnership (the "Closing Date") and ending upon the fourth anniversary of such Closing Date, except in connection with a like-kind exchange of the Property pursuant to
Section 1031 of the Code, or any other sale, transfer, exchange or disposition pursuant to which the Class A Limited Partners shall not recognize taxable gain for federal income tax purposes. Notwithstanding anything to the contrary set forth herein, the prohibition against the sale, transfer, exchange or other disposition by the Partnership of the Property or any portion thereof shall automatically terminate at such point in time that (i) the Class A Limited Partners or their successors shall have at any time exercised their Put Right in one or multiple transactions, with respect to 50 percent or more of the total number of Partnership Units originally issued to such Class A Limited Partners hereunder, or (ii) the Class A Limited Partners or their successors shall have effected a sale, transfer, assignment or other disposition (in one or multiple transactions) of 50 percent or more of the total number of Partnership Units originally issued to such Class A Limited Partners hereunder, other than pursuant to any gift, sale, transfer or assignment to a Permitted Transferee in accordance with Section 11.2.A.

                  70 Notice of Certain Events. In the event that the General Partner shall at any time cause the Partnership to voluntarily sell, transfer, exchange or otherwise dispose of all or any part of the Partnership's interest in the Property in any transaction other than a like-kind exchange of the Property pursuant to Section 1031 of the Code, or any other sale, transfer, exchange or disposition pursuant to which the Class A Limited Partners shall not recognize taxable gain for federal income tax purposes, the General Partner shall provide each Class A Limited Partner with written notice of such proposed transaction at least 90 days prior to the closing of such transaction.

         Section VII.2     Certificate of Limited Partnership.

         The General Partner shall use all reasonable efforts to cause to be filed a Certificate of Limited Partnership and such certificates or documents as may be reasonable and necessary or appropriate for the formation, qualification and operation of a limited partnership (or a partnership in which the limited partners have limited liability) in the State of Delaware and any other state, the District of Columbia or other jurisdiction in which the Partnership may elect to do business or own property. To the extent that such action is determined by the General Partner to be reasonable and necessary or appropriate, the General Partner shall file amendments to and restatements of the Certificate and do all the things to maintain the Partnership as a limited partnership (or a partnership in which the limited partners have limited liability) under the laws of the State of Delaware and each other state, the District of Columbia or other jurisdiction in which the Partnership may elect to do business or own property. The General Partner shall not be required, before or after filing, to deliver or mail a copy of the Certificate or any amendment thereto to any Limited Partner.

         Section VII.3 Restrictions on General Partner's Authority. The General Partner may not take any action in contravention of an express prohibition or limitation of this Agreement or any action that reasonably could be expected to cause the Partnership not to qualify as a "partnership" for federal income tax purposes without the written Consent of (i) all of the Class A Limited Partners or (ii) such lower percentage of the Limited Partner Interests as may be specifically provided for under a provision of this Agreement or the Act.

         Section VII.4     Reimbursement of the General Partner.

                  10 No Compensation. Except as provided in this Section 7.4 and elsewhere in this Agreement (including the provisions of Articles V and VI hereof regarding distributions, payments and allocations to which it may be entitled), the General Partner shall not be compensated for its services as general partner of the Partnership.

                  20 Responsibility for Partnership Expenses. The Partnership shall be responsible for and shall pay all expenses relating to the Partnership's organization, the ownership of its assets and its operations. The General Partner shall be reimbursed on a monthly basis, or such other basis as the General Partner may determine in its good faith discretion, for all expenses it, and/or its Affiliates incur relating to the operation of, or for the benefit of, the Partnership. The General Partner shall determine in good faith the amount of expenses incurred by the General Partner and its Affiliates related to the operation of, or for the benefit of, the Partnership. In the event that certain expenses are incurred for the benefit of both the Partnership and other entities (including the General Partner or any of its Affiliates), such expenses will be allocated to the Partnership and such other entities in such a manner as the General Partner in its good faith discretion deems fair and reasonable. Such reimbursements shall be in addition to any reimbursement to the General Partner, and/or its Affiliates pursuant to Section 10.3.C hereof and as a result of indemnification pursuant to Section 7.6 below. All payments and reimbursements hereunder shall be characterized for federal income tax purposes as expenses of the Partnership incurred on its behalf, and not as expenses of the General Partner, and/or its Affiliates.

                  30 Reimbursement not a Distribution. If and to the extent any reimbursement made pursuant to this Section 7.4 is determined for federal income tax purposes not to constitute a payment of expenses of the Partnership, the amount so determined shall constitute a guaranteed payment under Section 707(c) of the Code, shall be treated consistently therewith by the Partnership and all Partners and shall not be treated as a distribution for purposes of computing the Partners' Capital Accounts.

         Section VII.5     Outside Activities of the General Partner.

                  The General Partner shall devote to the Partnership such time as may be necessary for the proper performance of its duties as General Partner, but the General Partner is not required, and is not expected, to devote its full time to the performance of such duties. It is understood that the General Partner, and its officers, directors, employees, agents, trustees, Affiliates, Subsidiaries and shareholders shall have substantial business interests and engage in substantial business activities in addition to those relating to the Partnership, including, without limitation, engaging in other business interests and activities which are in direct or indirect competition with the Partnership. Neither the Partnership nor any Partners shall have any right by virtue of this Agreement or the partnership relationship established hereby in or to such other ventures or activities or to the income or proceeds derived therefrom, and the pursuit of such ventures, even if directly competitive with the business of the Partnership, shall not be deemed wrongful or improper in any manner. Neither the General Partner nor any Affiliate of the General Partner shall be obligated to present any particular opportunity to the Partnership even if such opportunity is of a character which, if presented to the Partnership, could be taken by the Partnership, and, regardless of whether or not such opportunity is competitive with the Partnership. The General Partner, and any Affiliate of the General Partner shall have the right to take for its own account (individually or as a shareholder, member, trustee, partner or fiduciary), or to recommend to others, any such particular opportunity. The General Partner, and its Affiliates may hold Limited Partner Interests and shall be entitled to exercise all rights of a Limited Partner relating to such Limited Partner Interests.

         Section VII.6     Indemnification.

                  10 GENERAL. THE PARTNERSHIP SHALL INDEMNIFY EACH INDEMNITEE FROM AND AGAINST ANY AND ALL LOSSES, CLAIMS, DAMAGES, LIABILITIES, JOINT OR SEVERAL, EXPENSES (INCLUDING, WITHOUT LIMITATION, ATTORNEYS' FEES AND OTHER LEGAL FEES AND EXPENSES), JUDGMENTS, FINES, SETTLEMENTS AND OTHER AMOUNTS ARISING FROM OR IN CONNECTION WITH ANY AND ALL CLAIMS, DEMANDS, ACTIONS, SUITS OR PROCEEDINGS, CIVIL, CRIMINAL, ADMINISTRATIVE OR INVESTIGATIVE INCURRED BY THE INDEMNITEE AND RELATING TO THE PARTNERSHIP, OR ITS OPERATIONS, AS SET FORTH IN THIS AGREEMENT, IN WHICH ANY SUCH INDEMNITEE MAY BE INVOLVED, OR IS THREATENED TO BE INVOLVED, AS A PARTY OR OTHERWISE, UNLESS IT IS ESTABLISHED BY A FINAL DETERMINATION OF A COURT OF COMPETENT JURISDICTION THAT: (I) THE ACT OR OMISSION OF THE INDEMNITEE WAS MATERIAL TO THE MATTER GIVING RISE TO THE PROCEEDING AND EITHER WAS COMMITTED IN BAD FAITH OR WAS THE RESULT OF ACTIVE AND DELIBERATE DISHONESTY, (II) THE INDEMNITEE ACTUALLY RECEIVED AN IMPROPER PERSONAL BENEFIT IN MONEY, PROPERTY OR SERVICES OR (III) IN THE CASE OF ANY CRIMINAL PROCEEDING, THE INDEMNITEE HAD REASONABLE CAUSE TO BELIEVE THAT THE ACT OR OMISSION WAS UNLAWFUL. WITHOUT LIMITATION, THE FOREGOING INDEMNITY SHALL EXTEND TO ANY
LIABILITY OF ANY INDEMNITEE, PURSUANT TO A LOAN GUARANTEE, CONTRACTUAL OBLIGATIONS FOR ANY INDEBTEDNESS OR OTHER OBLIGATIONS OR OTHERWISE, FOR ANY INDEBTEDNESS OF THE PARTNERSHIP OR ANY SUBSIDIARY OF THE PARTNERSHIP (INCLUDING, WITHOUT LIMITATION, ANY INDEBTEDNESS WHICH THE PARTNERSHIP OR ANY SUBSIDIARY OF THE PARTNERSHIP HAS ASSUMED OR TAKEN SUBJECT TO), AND THE GENERAL PARTNER IS HEREBY AUTHORIZED AND EMPOWERED, ON BEHALF OF THE PARTNERSHIP, TO ENTER INTO ONE OR MORE INDEMNITY AGREEMENTS CONSISTENT WITH THE PROVISIONS OF THIS SECTION 7.6.A IN FAVOR OF ANY INDEMNITEE HAVING OR POTENTIALLY HAVING LIABILITY FOR ANY SUCH INDEBTEDNESS. THE TERMINATION OF ANY PROCEEDING BY JUDGMENT, ORDER OR SETTLEMENT DOES NOT CREATE A PRESUMPTION THAT THE INDEMNITEE DID NOT MEET THE REQUISITE STANDARD OF CONDUCT SET FORTH IN THIS SECTION 7.6.A. THE TERMINATION OF ANY PROCEEDING BY CRIMINAL CONVICTION OR UPON A PLEA OF NOLO CONTENDERE OR ITS EQUIVALENT, OR AN ENTRY OF AN ORDER OF PROBATION PRIOR TO JUDGMENT, CREATES A REBUTTABLE PRESUMPTION THAT THE INDEMNITEE ACTED IN A MANNER CONTRARY TO THAT SPECIFIED IN THIS SECTION 7.6.A WITH RESPECT TO THE SUBJECT MATTER OF SUCH PROCEEDING. ANY INDEMNIFICATION PURSUANT TO THIS SECTION 7.6.A SHALL BE MADE ONLY OUT OF THE ASSETS OF THE PARTNERSHIP, AND ANY INSURANCE PROCEEDS FROM THE LIABILITY POLICY COVERING THE GENERAL PARTNER AND ANY INDEMNITIES, AND NEITHER THE GENERAL PARTNER NOR ANY LIMITED PARTNER SHALL HAVE ANY OBLIGATION TO CONTRIBUTE TO THE CAPITAL OF THE PARTNERSHIP OR OTHERWISE PROVIDE FUNDS TO ENABLE THE PARTNERSHIP TO FUND ITS OBLIGATIONS UNDER THIS SECTION 7.6.A.

                  20 Advancement of Expenses. Reasonable expenses expected to be incurred by an Indemnitee shall be paid or reimbursed by the Partnership in advance of the final disposition of any and all claims, demands, actions, suits or proceedings, civil, criminal, administrative or investigative made or threatened against an Indemnitee upon receipt by the Partnership of (i) a written affirmation by the Indemnitee of the Indemnitee's good faith belief that the standard of conduct necessary for indemnification by the Partnership as authorized in Section 7.6.A has been met and (ii) a written undertaking by or on behalf of the Indemnitee to repay the amount if it shall ultimately be determined that the standard of conduct has not been met.

                  30 No Limitation of Rights. The indemnification provided by this Section 7.6 shall be in addition to any other rights to which an Indemnitee or any other Person may be entitled under any agreement, pursuant to any vote of the Partners, as a matter of law or otherwise, and shall continue as to an Indemnitee who has ceased to serve in such capacity unless otherwise provided in a written agreement pursuant to which such Indemnitee is indemnified.

                  40 Insurance. The Partnership may purchase and maintain insurance on behalf of the Indemnities and such other Persons as the General Partner shall determine against any liability that may be asserted against or expenses that may be incurred by such Persons in connection with the Partnership's activities, regardless of whether the Partnership would have the power to indemnify such Persons against such liability under the provisions of this Agreement.

                  50 No Personal Liability for Limited Partners. In no event may an Indemnitee subject any of the Partners to personal liability by reason of the indemnification provisions set forth in this Agreement.

                  60 Interested Transactions. An Indemnitee shall not be denied indemnification in whole or in part under this Section 7.6 because the Indemnitee had an interest in the transaction with respect to which the indemnification applies if the transaction was otherwise permitted by the terms of this Agreement.

                  70 Benefit. The provisions of this Section 7.6 are for the benefit of the Indemnities, their heirs, successors, assigns and administrators and shall not be deemed to create any rights for the benefit of any other Persons. Any amendment, modification or repeal of this Section 7.6, or any provision hereof, shall be prospective only and shall not in any way affect the Partnership's obligation to any Indemnitee under this Section 7.6 as in effect immediately prior to such amendment, modification or repeal with respect to claims arising from or related to matters occurring, in whole or in part, prior to such amendment, modification or repeal, regardless of when such claims may arise or be asserted.

                  80 Indemnification Payments Not Distributions. If and to the extent any payments to any Partner pursuant to this Section 7.6 constitute gross income to such Partner (as opposed to the repayment of advances made on behalf of the Partnership), such amounts shall constitute guaranteed payments within the meaning of Section 707(c) of the Code, shall be treated consistently therewith by the Partnership and all Partners, and shall not be treated as distributions for purposes of computing the Partners' Capital Accounts.

         Section VII.7     Liability of the General Partner.

                  10 General. Notwithstanding anything to the contrary set forth in this Agreement, neither the General Partner, nor the trust managers, directors or officers of the General Partner, or any Affiliate of the General Partner, shall be liable for monetary damages to the Partnership, any Partners or any Assignees for losses sustained, liabilities incurred or benefits not derived as a result of errors in judgment or mistakes of fact or law or of any act or omission if the General Partner acted in good faith.

                  20 No Obligation to Consider Separate Interests of Limited Partners or Shareholders. The Limited Partners expressly acknowledge that the General Partner is acting on behalf of the Partnership, and the shareholders of the General Partner collectively, that the General Partner is under no obligation to consider the separate interests of the Limited Partners (including, without limitation, the tax consequences to Limited Partners or Assignees) in deciding whether to cause the Partnership to take (or decline to take) any actions, and that neither the General Partner, nor any of its Affiliates, shall be liable for monetary damages or otherwise for losses sustained, liabilities incurred or benefits not derived by Limited Partners in connection with such decisions, provided that the General Partner has acted in good faith.

                  30 Actions of Agents. The General Partner may exercise any of the powers granted to it by this Agreement and perform any of the duties imposed upon it hereunder either directly or by or through its agents. Neither the General Partner, nor any of its Affiliates, shall be responsible for any misconduct or negligence on the part of any such agent appointed by the General Partner in good faith.

                  4. Effect of Amendment. Any amendment, modification or repeal of this Section 7.7 or any provision hereof shall be prospective only and shall not in any way affect the limitations on the liability of the General Partner, or any Affiliate of the General Partner, to the Partnership and the Limited
Partners under this Section 7.7 as in effect immediately prior to such amendment, modification or repeal with respect to claims arising from or relating to matters occurring, in whole or in part, prior to such amendment, modification or repeal, regardless of when such claims may arise or be asserted.

         Section VII.8     Other Matters Concerning the General Partner.

                  1. Reliance on Documents. The General Partner may rely and shall be protected in acting or refraining from acting upon any resolution, certificate, statement, instrument, opinion, report, notice, request, consent, order, bond, debenture or other paper or document believed by it in good faith to be genuine and to have been signed or presented by the proper party or parties.

                  2. Reliance on Advisors. The General Partner may consult with legal counsel, accountants, appraisers, management consultants, investment bankers, architects, engineers, environmental consultants and other consultants and advisors selected by it, and any act taken or omitted to be taken in reliance upon the opinion of such Persons as to matters which the General Partner reasonably believes to be within such Persons' professional or expert competence shall be conclusively presumed to have been done or omitted in good faith and in accordance with such opinion.

                  3. Action Through Agents. The General Partner shall have the right, in respect of any of its powers or obligations hereunder, to act through any of its duly authorized officers and a duly appointed attorney or attorneys-in-fact. Each such attorney shall, to the extent provided by the General Partner in the power of attorney, have full power and authority to do and perform each and every act and duty which is permitted or required to be done by the General Partner hereunder.

                  4. Actions to Maintain REIT Status or Avoid Taxation of the General Partner. Notwithstanding any other provisions of this Agreement or the Act, any action of the General Partner on behalf of the Partnership or any decision of the General Partner to refrain from acting on behalf of the Partnership undertaken in the good faith belief that such action or omission is necessary or advisable in order (i) to protect the ability of the General Partner to continue to qualify as a REIT or (ii) to allow the General Partner to avoid incurring any liability for taxes under Section 857 or 4981 of the Code, is expressly authorized under this Agreement and is deemed approved by all of the Limited Partners.

         Section VII.9     Title to Partnership Assets.

         Title to Partnership assets, whether real, personal or mixed and whether tangible or intangible, shall be deemed to be owned by the Partnership as an entity, and no Partner, individually or collectively, shall have any ownership interest in such Partnership assets or any portion thereof. Title to any or all of the Partnership assets may be held in the name of the Partnership, the General Partner or one or more nominees, as the General Partner may determine, including Affiliates of the General Partner. The General Partner hereby declares and warrants that any Partnership assets for which legal title is held in the name of the General Partner or any nominee or Affiliate of the General Partner shall be held by the General Partner for the use and benefit of the Partnership in accordance with the provisions of this Agreement. All Partnership assets shall be recorded as the property of the Partnership in its books and records, irrespective of the name in which legal title to such Partnership assets is held.

         Section VII.10    Reliance by Third Parties.

         Notwithstanding anything to the contrary in this Agreement, any Person dealing with the Partnership shall be entitled to assume that the General Partner has full power and authority, without consent or approval of any other Partner or Person, to encumber, sell or otherwise use in any manner any and all assets of the Partnership, to enter into any contracts on behalf of the Partnership and to take any and all actions on behalf of the Partnership, and such Person shall be entitled to deal with the General Partner as if the General Partner were the Partnership's sole party in interest, both legally and beneficially. Each Limited Partner hereby waives any and all defenses or other remedies which may be available against such Person to contest, negate or disaffirm any action of the General Partner in connection with any such dealing. In no event shall any Person dealing with the General Partner or its representatives be obligated to ascertain that the terms of this Agreement have been complied with or to inquire into the necessity or expedience of any act or action of the General Partner or its representatives. Each and every certificate, document or other instrument executed on behalf of the Partnership by the General Partner or its representatives shall be conclusive evidence in favor of any and every Person relying thereon or claiming thereunder that (i) at the time of the execution and delivery of such certificate, document or instrument, this Agreement was in full force and effect, (ii) the Person executing and delivering such certificate, document or instrument was duly authorized and empowered to do so for and on behalf of the Partnership, and
(iii) such certificate, document or instrument was duly executed and delivered in accordance with the terms and provisions of this Agreement and is binding upon the Partnership.

                                  ARTICLE VIII.

                   RIGHTS AND OBLIGATIONS OF LIMITED PARTNERS

         Section VIII.1    Limitation of Liability.

         The Limited Partners shall have no liability under this Agreement except as expressly provided in this Agreement, including Section 10.5 hereof, or under the Act.

         Section VIII.2    Management of Business.

         No Limited Partner or Assignee (other than the General Partner, any of its Affiliates or any trustee, officer, director, employee, partner, agent or trustee of the General Partner, the Partnership or any of their Affiliates, in their capacity as such) shall take part in the operation, management or control (within the meaning of the Act) of the Partnership's business, transact any business in the Partnership's name or have the power to sign documents for or otherwise bind the Partnership. The transaction of any such business by the General Partner, any of its Affiliates or any trust manager, officer, director, employee, partner, agent or trustee of the General Partner, the Partnership or any of their Affiliates, in their capacity as such, shall not affect, impair or eliminate the limitations on the liability of the Limited Partners or Assignees under this Agreement.

         Section VIII.3    Outside Activities of Limited Partners.

         Any Limited Partner and any trust manager, officer, director, employee, agent, trustee, Affiliate or shareholder of any Limited Partner shall be entitled to and may have business interests and engage in business activities in addition to those relating to the Partnership, including business interests and activities in direct or indirect competition with the Partnership. Neither the Partnership nor any Partners shall have any rights by virtue of this Agreement in any business ventures of any Limited Partner or Assignee. None of the Limited Partners nor any other Person shall have any rights by virtue of this Agreement or the partnership relationship established hereby in any business ventures of any other Person, and such Person shall have no obligation pursuant to this
Agreement  to  offer  any  interest  in  any  such  business   ventures  to  the
Partnership, any Limited Partner or any such other Person, even if such opportunity is of a character which, if presented to the Partnership, any Limited Partner or such other Person, could be taken by such Partnership, Limited Partner or Person.

         Section VIII.4    Return of Capital.

         No Limited Partner shall be entitled to the withdrawal or return of its Capital Contributions, except to the extent of distributions made pursuant to this Agreement or upon termination of the Partnership as provided herein. Except to the extent expressly provided to the contrary by Exhibit C hereto or as permitted by Sections 5.1., 6.1 and 13.2 hereof or otherwise expressly provided in this Agreement, no Limited Partner or Assignee shall have priority over any other Partner or Assignee either as to the return of Capital Contributions or as to profits, losses, distributions or credits.

         Section VIII.5    Rights of Limited Partners Relating to the
Partnership.

         1. General. In addition to other rights provided by this Agreement or by the Act, each Limited Partner shall have the right, for a purpose reasonably related to such Limited Partner's Partnership Interest, upon written demand with a statement of the purpose of such demand and at such Limited Partner's own expense:

                  (10      to obtain a copy of the  Partnership's  federal,
         state and local income tax returns for each Partnership Year; and

                  (20      to obtain a copy of this Agreement and the
         Certificate and all amendments thereto.

         Section VIII.6    Put Right.

         1.       General.

                  (10 Subject to Section 8.6.A(6) and Section 8.6.C hereof, upon the first Business Day following the one- year anniversary of the effective date hereof, each Class A Limited Partner shall have the right (the "Put Right") to require the Partnership to redeem all of the Class A Partnership Units held by such Class A Limited Partner at a price equal to and in the form of the Consideration. The Put Right shall be exercised pursuant to a Put Notice delivered to the General Partner by the Class A Limited Partner. A Class A Limited Partner may not exercise the Put Right for less than its entire interest in the Partnership.

                  (20 A Class A Limited Partner shall have no right with respect to any interest in the Partnership after providing the Put Notice described above, other than the right to receive payment for its interest in the Partnership in accordance with this Section 8.6.

                  (30 The Assignee of a Class A Limited Partner may exercise the rights of such Class A Limited Partner pursuant to this Section 8.6, and such Class A Limited Partner shall be deemed to have assigned such rights to such Assignee and shall be bound by the exercise of such rights by such Class A Limited Partner's Assignee. In connection with any exercise of such rights by such Assignee on behalf of a Class A Limited Partner, the Consideration shall be paid by the Partnership directly to such Assignee and not to the Class A Limited Partner.

                  (40 Each Class A Limited Partner shall be unable to exercise the Put Right and the Put Right shall lapse following the expiration of the Extended Option Period after the occurrence of a Liquidating Event unless and until the Partners shall continue the business of the Partnership under Article XIII.

                  (50 Notwithstanding the provisions of this Section 8.6.A to the contrary, upon the occurrence of a Liquidating Event, the General Partner shall provide each Class A Limited Partner with a Dissolution Notice in accordance with Section 13.6; and following the occurrence of any such Liquidating Event, a Class A Limited Partner may exercise the Put Right hereunder by providing the General Partner with a Put Notice during the thirty
(30) day period (the "Extended Option Period") following delivery of the Dissolution Notice to such Class A Limited Partner.

                  (60 Notwithstanding the first sentence of Section 8.6.A(1), if the General Partner shall breach the provisions of Section 7.1.F hereof, the Put Right granted to each Class A Limited Partner hereunder shall immediately become exercisable by each such Class A Limited Partner hereunder in accordance with the further provisions of this Section 8.6.

         2.       Payment of Consideration.

                  (10 Within thirty (30) days after the delivery of a Put Notice by a Class A Limited Partner under this Section 8.6 the Partnership (subject to the limitations set forth in Section 8.6.C) shall transfer and deliver the Consideration to such Class A Limited Partner or, as applicable, his Assignee whereupon the Partnership (or its designee) shall redeem the Partnership Units offered by such Class A Limited Partner or, as applicable, his Assignee.

                  (20 In the event that the Partnership elects to pay the Consideration to a Class A Limited Partner in the form of the Share Consideration and such Share Consideration is not a whole number of Shares, such Class A Limited Partner shall be paid (i) that number of Shares which equals the nearest whole number less than such amount plus (ii) an amount of cash which the General Partner determines, in its reasonable discretion, to represent the fair value of the remaining fractional Share which would otherwise be payable to such Class A Limited Partner.

                  (30 Each Class A Limited Partner agrees to deliver to the Partnership the Partnership Unit Certificate(s) representing its Limited Partner Interest and to execute such documents as the General Partner may reasonably require in connection with the transfer of Shares upon exercise of the Put Right (including without limitation an assignment of Partnership Units pursuant to the terms of which such Class A Limited Partner agrees to indemnify and hold the Partnership and the General Partner harmless from and all liabilities, charges, costs and expenses relating to such Class A Limited Partner's Partnership Units which are subject to the Put Right or the exercise of the Put Right).

                  (40 Notwithstanding the provisions of this Section 8.6.A to the contrary, a Class A Limited Partner that exercises the Put Right shall be deemed to have offered to sell the Class A Partnership Units described in the Put Notice to the General Partner and the General Partner may, in its sole and absolute discretion, elect to purchase directly and acquire such Class A
Partnership Units by paying to the Class A Limited Partner the Consideration within the applicable period of time further set forth in Section 8.6.B(1) whereupon the General Partner shall acquire the Class A Partnership Units offered to the General Partner in connection with the exercise of the Put Right and shall be treated for all purposes of this Agreement as the owner of such Class A Partnership Units (and a Class A Limited Partner with respect to such Class A Partnership Units) and the provisions of Section 8.6.A and this Section 8.6.B shall apply to and for the benefit of the General Partner in lieu of the Partnership. If the General Partner shall elect to exercise its right to purchase Class A Partnership Units under this section 8.6.B(4) with respect to a Put Notice, it shall so notify the Class A Limited Partner within five Business Days after the receipt by the General Partner of such Put Notice from such Class A Limited Partner. Unless the General Partner (in its sole and absolute discretion) shall exercise its right to purchase Class A Partnership Units from such Class A Limited Partner pursuant to this Section 8.6.B(4), the General Partner shall not have any obligation to the Class A Limited Partner or the Partnership with respect to such Class A Limited Partner's exercise of the Put Right. In the event that the General Partner shall exercise its right to purchase Class A Partnership Units with respect to the exercise of a Put Right in the manner described in the first sentence of this Section 8.6.4(B), the Partnership shall have no obligation to pay any amount to the Class A Limited Partner with respect to such Class A Limited Partner's exercise of such Put Right, (or with respect to the Class A Partnership Units subject to such Put Notice) and each of the Partnership, the General Partner and the Limited Partner shall treat the transaction between the General Partner and the Class A Limited Partner for federal income tax purposes as a sale of the Class A Limited Partner's Class A Partnership Units to the General Partner. Each Class A Limited Partner agrees to execute such documents as the General Partner may reasonably require in connection with the exercise of the Put Right and the delivery of the Consideration by the General Partner to such Class A Limited Partner.

         3.       Exceptions to Exercise of Put Right.

         Notwithstanding the provisions of Sections 8.6.A and 8.6.B above, no Class A Limited Partner shall be entitled to exercise the Put Right above if (i) a Liquidating Event has occurred and such Class A Limited Partner's Put Right shall have lapsed under Section 8.6.A(4) and the Partners shall fail to continue the Partnership under Article XIII hereof; or (ii) the delivery of Shares to the Class A Limited Partner (a) would be prohibited under the Declaration of Trust of the General Partner, (b) would adversely affect the ability of the General Partner to continue to qualify as a REIT or subject the General Partner to any additional taxes under Section 857 or Section 4981 of the Code, or (c) would be prohibited under applicable federal or state securities laws or regulations.

         4.       No Liens on Partnership Units Delivered.

         Each Class A Limited Partner covenants and agrees with the Partnership and the General Partner that all Class A Partnership Units delivered in connection with the exercise of the Put Right shall be delivered to the Partnership or the General Partner, respectively, free and clear of all liens and encumbrances and, notwithstanding anything contained herein to the contrary, neither the Partnership nor the General Partner shall be under any obligation to acquire a Class A Limited Partner's Class A Partnership Units, (1) to the extent that any such Class A Partnership Units are subject to any liens or encumbrances, or (2) in the event that such Class A Limited Partner shall fail to give the General Partner adequate assurances that such Class A Partnership Units are not subject to any such liens or encumbrances or shall fail to agree to fully indemnify the General Partner from any such liens or encumbrances as well as the liabilities, charges, costs and expenses referenced in the last sentence of Section 8.6.B(3). Each Class A Limited Partner further agrees that, in the event any state or local transfer tax is payable as a result of the transfer of its Class A Partnership Units to the Partnership or General Partner, respectively, such Class A Limited Partner shall assume and pay such transfer tax.

         Section VIII.7    Call Right.

         1.       General.

                  (1) Subject to Section 8.7.C below, on or after the fifth anniversary of the effective date hereof, the General Partner shall have the right (the "Call Right") to purchase all of the Partnership Units held by each Class A Limited Partner at a price equal to and in the form of the Consideration. The Call Right shall be exercised pursuant to a Call Notice delivered by the General Partner to any such Class A Limited Partner. The General Partner may not exercise the Call Right for less than the entire interest of a Class A Limited Partner in the Partnership.

                  (2) No Class A Limited Partner shall have any right with respect to any interest in the Partnership after receiving the Call Notice described above, other than the right to receive payment for its interest in the Partnership in accordance with this Section 8.7.

                  (3) The Assignee of a Class A Limited Partner shall be bound by and subject to the Call Right of the General Partner pursuant to this Section
8.7. In connection with any exercise of such Call Right by the General Partner with respect to an Assignee, the Consideration shall be paid by the General Partner directly to such Assignee and not to the Class A Limited Partner from which such Assignee acquired its Class A Partnership Units.

                  (4) The General Partner shall be unable to exercise the Call Right and the Call Right shall lapse upon the occurrence of a Liquidating Event unless and until the Partners shall continue the business of the Partnership under Article XIII.

         2.       Payment of Consideration.

                  (1) Within [thirty (30)] days after the delivery of the Call Notice by the General Partner to a Class A Limited Partner under this Section 8.7, the General Partner (subject to the limitations set forth in Section 8.7.C) shall transfer and deliver the Consideration to such Class A Limited Partner or as applicable his Assignee whereupon the General Partner (or its designee) shall acquire the Class A Partnership Units of such Class A Limited Partner or as applicable his Assignee and shall be treated for all purposes of this Agreement as the owner of such Class A Partnership Units (and a Class A Limited Partner with respect to such Class A Partnership Units).

                  (2) In the event that the General Partner elects to pay the Consideration to such Class A Limited Partner in the form of the Share Consideration and such Share Consideration is not a whole number of Shares, the Class A Limited Partner shall be paid (i) that number of Shares which equals the nearest whole number less than such amount plus (ii) an amount of cash which the General Partner determines, in its reasonable discretion, to represent the fair value of the remaining fractional Share which would otherwise be payable to the Class A Limited Partner.

                  (3) Each  Class A Limited  Partner  agrees to  deliver  to the
General Partner the Partnership Unit Certificate(s) representing its Limited Partner Interest and to execute such documents as the General Partner may reasonably require in connection with the issuance of Shares upon exercise of the Call Right (including without limitation an assignment of Class A Partnership Units pursuant to the terms of which such Class A Limited Partner agrees to indemnify and hold General Partner harmless from and all liabilities, charges, costs and expenses relating to such Class A Limited Partner's Class A Partnership Units which are subject to the Call Right or the exercise of the Call Right).

         3.       Exceptions to Exercise of Call Right.

                  Notwithstanding the provisions of Sections 8.7.A and 8.7.B above, the General Partner shall not be entitled to exercise the Call Right pursuant to the Section 8.7.A above if (i) a Liquidating Event has occurred with regard to the Partnership and the Partnership has not been continued under
Article XIII hereof; or (ii) the delivery of Shares to the Class A Limited Partner (a) would be prohibited under the Declaration of Trust of the General Partner, (b) would adversely affect the ability of the General Partner to continue to qualify as a REIT or subject the General Partner to any additional taxes under Section 857 or Section 4981 of the Code, or (c) would be prohibited under applicable federal or state securities laws or regulations.

         4.       No Liens on Partnership Units Delivered.

         Each Class A Limited Partner covenants and agrees with the General Partner that all Class A Partnership Units delivered in connection with the Call Right shall be delivered to the General Partner, free and clear of all liens and encumbrances and, notwithstanding anything contained herein to the contrary, the General Partner shall not be under any obligation to acquire a Class A Limited Partner's Class A Partnership Units, (1) to the extent that any such Partnership Units are subject to any liens or encumbrances, or (2) in the event that the Class A Limited Partner shall fail to give the General Partner adequate assurances that such Class A Partnership Units are not subject to any such liens or encumbrances or shall fail to agree to fully indemnify the General Partner from any such liens or encumbrances as well as the liabilities, charges, costs and expenses referenced in the last sentence of Section 8.7.B(3). Each Class A Limited Partner further agrees that, in the event any state or local transfer tax is payable as a result of the transfer of its Partnership Units to the General Partner, such Class A Limited Partner shall assume and pay such transfer tax.


                                   ARTICLE IX.
                     BOOKS, RECORDS, ACCOUNTING AND REPORTS

         Section IX.1      Records and Accounting.

         The General Partner shall keep or cause to be kept at the principal office of the Partnership appropriate books and records with respect to the Partnership's business. Any records maintained by or on behalf of the Partnership in the regular course of its business may be kept on, or be in the form of, punch cards, magnetic tape or other media, photographs, micro graphics or any other information storage device, provided that the records so maintained are convertible into clearly legible written form within a reasonable period of time. The books of the Partnership shall be maintained on an accrual basis in accordance with generally accepted accounting principles for financial reporting purposes and in accordance with tax accounting principles for tax reporting purposes.

         Section IX.2      Fiscal Year.

         The fiscal year of the Partnership shall be the calendar year.

         Section IX.3      Reports.

         As soon as practicable after the conclusion of each Partnership Year, the General Partner shall cause to be mailed to each Limited Partner an annual report, as of the close of such Partnership Year, containing financial statements of the Partnership, or of the General Partner if such statements are prepared on a consolidated basis with the Partnership, for such Partnership Year.

                                   ARTICLE X.

                                   TAX MATTERS

         Section X.1       Preparation of Tax Returns.

         The General Partner shall arrange for the preparation and timely filing of all returns of Partnership income, gains, deductions, losses and other items required of the Partnership for federal and state income tax purposes and shall use all reasonable efforts to furnish, within ninety (90) days of the close of each taxable year, the tax information reasonably required by Limited Partners for federal and state income tax reporting purposes.

         Section X.2       Tax Elections.

         Except as otherwise provided herein, the General Partner shall, in its sole and absolute discretion, determine whether to make any available election pursuant to the Code (including, without limitation, the election available under Section 754 of the Code). The General Partner shall have the right to seek to revoke any such election upon the General Partner's determination in its sole and absolute discretion that such revocation is in the best interests of the Partners.

         Section X.3       Tax Matters Partner.

         1. General. The General Partner shall be the "tax matters partner" of the Partnership for federal income tax purposes. Pursuant to Section 6223(c)(3) of the Code, upon receipt of notice from the IRS of the beginning of an administrative proceeding with respect to the Partnership, the tax matters partner shall furnish the IRS with the name, address, taxpayer identification number and profit interest of each of the Limited Partners and any Assignees; provided, however, that such information is provided to the Partnership by the Limited Partners.

         2. Powers. The tax matters partner is authorized, but not required:

                  (10 to enter into any settlement with the IRS with respect to any administrative or judicial proceedings for the adjustment of Partnership items required to be taken into account by a Partner for income tax purposes (such administrative proceedings being referred to as a "tax audit" and such judicial proceedings being referred to as "judicial review"), and in the settlement agreement the tax matters partner may expressly state that such agreement shall bind all Partners, except that such settlement agreement shall not bind any Partner (i) who (within the time prescribed pursuant to the Code and Regulations) files a statement with the IRS providing that the tax matters partner shall not have the authority to enter into a settlement agreement on behalf of such Partner or (ii) who is a "notice partner" (as defined in Section 6231(a)(8) of the Code) or a member of a "notice group" (as defined in Section 6223(b)(2) of the Code);

                  (20 in the event that a notice of a final administrative adjustment at the Partnership level of any item required to be taken into account by a Partner for tax purposes (a "final adjustment") is mailed to the tax matters partner, to seek judicial review of such final adjustment, including the filing of a petition for readjustment with the Tax Court or the filing of a complaint for refund with the United States Claims Court or the District Court of the United States for the district in which the Partnership's principal place of business is located;

                  (30      to intervene in any action  brought by any other
Partner for judicial  review of a final adjustment;

                  (40 to file a request for an administrative adjustment with the IRS at any time and, if any part of such request is not allowed by the IRS, to file an appropriate pleading (petition or complaint) for judicial review with respect to such request;

                  (50 to enter into an agreement with the IRS to extend the period for assessing any tax which is attributable to any item required to be taken into account by a Partner for tax purposes, or an item affected by such item; and

                  (60 to take any other action on behalf of the Partners of the Partnership in connection with any tax audit or judicial review proceeding to the extent permitted by applicable law or regulations.

         The taking of any action and the incurring of any expense by the tax matters partner in connection with any such proceeding, except to the extent required by law, is a matter in the sole and absolute discretion of the tax matters partner and the provisions relating to indemnification of the General Partner set forth in Section 7.6 hereof shall be fully applicable to the tax matters partner in its capacity as such.

         3.       Reimbursement.

         The tax matters partner shall receive no compensation for its services. All costs and expenses incurred by the tax matters partner in performing its duties as such (including legal and accounting fees and expenses and expenses reimbursable under Section 7.4 hereof) shall be borne by the Partnership. Nothing herein shall be construed to restrict the Partnership from engaging an accounting firm or a law firm to assist the tax matters partner in discharging its duties hereunder.

         Section X.4       Organizational Expenses.

         The Partnership shall elect to deduct expenses, if any, incurred by it in organizing the Partnership ratably over a sixty (60) month period as provided in Section 709 of the Code.

         Section X.5       Withholding.

         Each Limited Partner hereby authorizes the Partnership to withhold from or pay on behalf of or with respect to such Limited Partner any amount of federal, state, local, or foreign taxes that the General Partner determines that the Partnership is required to withhold or pay with respect to any amount distributable or allocable to such Limited Partner pursuant to this Agreement, including, without limitation, any taxes required to be withheld or paid by the Partnership pursuant to Section 1441, 1442, 1445, or 1446 of the Code. Any amount paid on behalf of or with respect to a Limited Partner shall constitute a recourse loan by the Partnership to such Limited Partner, which loan shall be repaid by such Limited Partner within fifteen (15) days after notice from the General Partner that such payment must be made unless (i) the Partnership withholds such payment from a distribution which would otherwise be made to the Limited Partner or (ii) the General Partner determines, in its sole and absolute discretion, that such payment may be satisfied out of the available funds of the Partnership which would, but for such payment, be distributed to the Limited Partner. Any amounts withheld pursuant to the foregoing clauses (i) or (ii) shall be treated as having been distributed to such Limited Partner. Each Limited Partner hereby unconditionally and irrevocably grants to the Partnership a security interest in such Limited Partner's Partnership Interest to secure such Limited Partner's obligation to pay to the Partnership any amounts required to be paid pursuant to this Section 10.5. In the event that a Limited Partner fails to pay any amounts owed to the Partnership pursuant to this Section 10.5 when due, the General Partner may, in its sole and absolute discretion, elect to make the payment to the Partnership on behalf of such defaulting Limited Partner, and in such event shall be deemed to have loaned such amount to such defaulting Limited Partner and shall succeed to all rights and remedies of the Partnership as against such defaulting Limited Partner. In such event the General Partner shall have the right to receive distributions that would otherwise be distributable to such defaulting Limited Partner until such time as such loan, together with all interest thereon, has been paid in full, and any such distributions so received by the General Partner shall be treated as having been distributed to the defaulting Limited Partner and immediately paid by the defaulting Limited Partner to the General Partner in repayment of such loan. Any amounts payable by a Limited Partner hereunder shall bear interest at the lesser of (A) the base rate on corporate loans at large United States money center commercial banks, as published from time to time in the Wall Street Journal, plus four (4) percentage points or (B) the maximum lawful rate of interest on such obligation, such interest to accrue from the date such amount is due (i.e., fifteen (15) days after demand) until such amount is paid in full. Each Limited Partner shall take such actions as the Partnership or the General Partner shall request in order to perfect or enforce the security interest created hereunder.

                                   ARTICLE XI.

                            TRANSFERS AND WITHDRAWALS

         Section XI.1      Transfer.

         1. Definition. The term "transfer," when used in this Article XI with respect to a Partnership Interest or a Partnership Unit, shall be deemed to refer to a transaction by which a Partner purports to assign all or any part of its interest in the Partnership to another Person, and includes a sale, assignment, gift, pledge, encumbrance, hypothecation, mortgage, exchange or any other disposition by law or otherwise. However, the term "transfer" when used in this Article XI does not include any purchase of Partnership Units by the General Partner from a Limited Partner pursuant to the exercise of the Put Right or the Call Right in accordance with the provisions of Section 8.6 or 8.7 hereof.

         2. General. No Partnership Interest held by a Limited Partner may be transferred, in whole or in part, except in accordance with the terms and conditions set forth in this Article XI. Any transfer or purported transfer of a Limited Partner Interest not made in accordance with this Article XI shall be null and void.

         3. Transfer by General Partner. The General Partner may not transfer its General Partner Interest in the Partnership without the Consent of all of the Class A Limited Partners unless (1) the transfer of the General Partner Interest is to an Affiliate of the General Partner, or (2) the transfer of the General Partner Interest is pursuant to or in connection with a merger (including a triangular merger), consolidation or other combination with or into another Person, reclassification, recapitalization or change of outstanding Shares (a "Business Combination"), and either (a) the Business Combination has been approved by the Consent of all Class A Limited Partners, or (b) an Equity Adjustment is made to the Consideration to be received by the Class A Limited Partners.

         Section XI.2      Limited Partners' Rights to Transfer.

         1. General. Except to the extent expressly permitted in Section 11.2.B or in connection with the exercise of the Put Right or the Call Right pursuant to Sections 8.6 or 8.7 hereof, a Limited Partner may not transfer all or any portion of its Limited Partner Interest, or any of such Limited Partner's economic rights as a Limited Partner, without the prior written consent of the General Partner, which consent may be withheld by the General Partner, in its sole and absolute discretion, for any reason or for no reason; provided, however, that a Limited Partner may transfer all or any portion of its Limited Partner Interest to a Permitted Transferee without the prior written consent of the General Partner, as long as at least 90 days prior to such transfer, the Limited Partner shall provide the General Partner with written notice of such transfer. Any transfer otherwise permitted under Section 11.2.B (including without limitation any transfer by a Limited Partner to a Permitted Transferee) shall be subject to the conditions set forth in Sections 11.2.C and 11.2.D, and all permitted transfers shall be subject to Section 11.3 and Section 11.4.

         2. Incapacitated Limited Partners. If a Limited Partner is Incapacitated, the executor, administrator, trustee, committee, guardian, conservator or receiver of such Limited Partner's estate shall have all the rights of a Limited Partner, but not more rights than those enjoyed by other Limited Partners for the purpose of settling or managing the estate and such power as the Incapacitated Limited Partner possessed to transfer all or any part of its interest in the Partnership. The Incapacity of a Limited Partner, in and of itself, shall not dissolve or terminate the Partnership.

         3. No Transfers Violating Securities Laws. The General Partner may in its sole discretion, prohibit any transfer of Partnership Units by a Limited Partner if, in the opinion of legal counsel to the Partnership, such transfer would require filing of a registration statement under the Securities Act or would otherwise violate any federal, or state securities laws or regulations applicable to the Partnership or the Partnership Units.

         4. General Partner Authority with Regard to Other Transfers. The General Partner may, in its sole discretion, prohibit any transfer of Partnership Units by a Limited Partner, if (i) in the opinion of legal counsel it would result in the termination of the Partnership of the Partnership for federal income tax purposes, (ii) in the opinion of legal counsel for the Partnership, it would adversely affect the ability of the General Partner to continue to qualify as a REIT or would subject the General Partner to any additional taxes under Section 857 or Section 4981 of the Code or (iii) such transfer is effectuated through an "established securities market" or a "secondary market (or the substantial equivalent thereof)" within the meaning of
Section 7704 of the Code.

         Section XI.3      Substituted Limited Partners.

         1. Consent of General Partner. No Limited Partner shall have the right to substitute a transferee as a Limited Partner in its place (whether or not the transfer of the Limited Partner's Partnership Interest is permitted under
Section 11.2). The General Partner shall, however, have the right to consent to the admission of a transferee of the interest of a Limited Partner pursuant to this Section 11.3 as a Substituted Limited Partner, which consent may be given or withheld by the General Partner in its sole and absolute discretion and for any reason or no reason. The General Partner's failure or refusal to permit a transferee of any such interests to become a Substituted Limited Partner shall not give rise to any cause of action against the Partnership, the General Partner or any other Partner.

         2. Rights of Substituted Limited Partner. A transferee who has been admitted as a Substituted Limited Partner in accordance with this Article XI shall have all the rights and powers and be subject to all the restrictions and liabilities of a Limited Partner under this Agreement. The admission of any transferee as a Substituted Limited Partner shall be conditioned upon the transferee executing and delivering to the Partnership an acceptance of all the terms and conditions of this Agreement (including, without limitation, the provisions of Section 2.4) and such other documents or instruments as may be required to effect the admission.

         3. Amendment and Restatement of Exhibit A. Upon the admission of a Substituted Limited Partner, the General Partner shall amend and restate Exhibit A hereto to reflect the name, address, Capital Account, number of Partnership Units, and Percentage Interest of such Substituted Limited Partner and to eliminate or adjust, if necessary, the name, address, Capital Account and Percentage Interest of the predecessor of such Substituted Limited Partner (and any other Partner, as necessary).

         Section XI.4      Assignees.

         If the General Partner, in its sole and absolute discretion, does not consent to the admission of any permitted transferee under Section 11.3 as a Substituted Limited Partner, such transferee shall be considered an Assignee for purposes of this Agreement. An Assignee shall be entitled to all of the rights of an assignee of a limited partner interest under the Act, including the right to receive distributions from the Partnership and the share of Net Income, Net Losses, gain, loss and Recapture Income attributable to the Partnership Units assigned to such transferee, and, as applicable shall have the rights granted to the Limited Partner from which it received its Partnership Units under Section
8.6 (and be subject to the Call Right granted to the General Partner under Section 8.7), but shall not be deemed to be a holder of Partnership Units for any other purpose under this Agreement, and shall not be entitled to vote such Partnership Units in any matter presented to the Limited Partners for a vote (such Partnership Units being deemed to have been voted in the same manner as the Partnership Units held by the General Partner). In the event any such transferee desires to make a further assignment of any such Partnership Units, such transferee shall be subject to all the provisions of this Article XI to the same extent and in the same manner as any Limited Partner desiring to make an assignment of Partnership Units. The General Partner shall have no liability under any circumstances with respect to any Assignee as to which it does not have actual notice.

         Section XI.5      General Provisions.

          1. Withdrawal of Limited Partner. No Limited Partner may withdraw from the Partnership other than as a result of a permitted transfer of all of such Limited Partner's Partnership Units in accordance with this Article XI or, as applicable, pursuant to the transfer of all of its Partnership Units under
Section 8.6 or 8.7 hereof.

         2. Termination of Status as Limited Partner. Any Limited Partner who shall transfer all of its Partnership Units in a transfer permitted pursuant to this Article XI or pursuant to Section 8.6 or 8.7 hereof shall immediately cease to be a Limited Partner.

         3. Allocations. If any Partnership Interest is transferred in compliance with the provisions of this Article XI or, as applicable, transferred pursuant to Section 8.6 or 8.7 hereof, Net Income, Net Losses, each item thereof and all other items attributable to such interest shall be divided and allocated between the transferor Partner and the transferee Partner by taking into account their varying interests during the fiscal year in accordance with Section 706 of the Code, using any permissible method of allocation under such Code Section.

                                  ARTICLE XII.

                              ADMISSION OF PARTNERS

         Section XII.1     Admission of Successor General Partner.

         A successor to, or transferee of, all of the General Partner's General Partner Interest pursuant to Section 11.1.C hereof who is proposed to be admitted as a successor General Partner shall be admitted to the Partnership as the General Partner. Any such transferee shall carry on the business of the Partnership without dissolution. In each case, the admission shall be subject to the successor General Partner's executing and delivering to the Partnership an acceptance of all of the terms and conditions of this Agreement and such other documents or instruments as may be reasonably required by the Limited Partners to effect the admission.

         Section XII.2 Amendment of Agreement and Certificate of Limited Partnership.

         For the admission to the Partnership of any Partner, the General Partner shall take all steps necessary and appropriate under the Act to amend the records of the Partnership (including an amendment and restatement of Exhibit A hereto) and, if necessary, to prepare as soon as practicable an amendment of this Agreement and, if required by law, shall prepare and file an amendment to the Certificate and may for such purpose exercise the power of attorney granted pursuant to Section 2.4 hereof.

                                  ARTICLE XIII.

                           DISSOLUTION AND LIQUIDATION

         Section XIII.1    Dissolution.

         The Partnership shall not be dissolved by the admission of a Substituted Limited Partner or by the admission of a successor General Partner in accordance with the terms of this Agreement. Upon the withdrawal of the General Partner, any successor General Partner shall continue the business of the Partnership. The Partnership shall dissolve, and its affairs shall be wound up, upon the first to occur of any of the following ("Liquidating Events") :

                  (10      the expiration of its term as provided in Section
2.5 hereof;

                  (2) an event of withdrawal of the General Partner, as defined in the Act (other than an event of bankruptcy), unless, within ninety (90) days after the withdrawal a "majority in interest" (as defined below) of the remaining Partners Consent in writing to continue the business of the Partnership and to the appointment, effective as of the date of withdrawal, of a substitute General Partner;

                  (3) the sale of all or substantially all of the assets of the Partnership;

                  (4) the entry of a decree of judicial dissolution of the Partnership pursuant to the provisions of the Act;

                  (5)      the sale of the Property;

                  (6) a final and non-appealable judgment is entered by a court of competent jurisdiction ruling that the General Partner is bankrupt or insolvent, or a final and non-appealable order for relief is entered by a court with appropriate jurisdiction against the General Partner, in each case under any federal or state bankruptcy or insolvency laws as now or hereafter in effect, unless prior to or within ninety days after of the entry of such order or judgment a "majority in interest" (as defined below) of the Class A Limited Partners Consent in writing to continue the business of the Partnership and to the appointment, effective as of a date prior to the date of such order or judgment, of a substitute General Partner.

As used herein, a "majority in interest" shall refer to Partners who hold more than fifty percent (50%) of the outstanding Percentage Interests.

         Section XIII.2    Winding Up.

          1. General. Upon the occurrence of a Liquidating Event, and as applicable, the failure of the Partners to continue the business of the Partnership, the Partnership shall continue solely for the purposes of winding up its affairs in an orderly manner, liquidating its assets, and satisfying the claims of its creditors and Partners. No Partner shall take any action that is inconsistent with, or not necessary to or appropriate for, the winding up of the Partnership's business and affairs. The General Partner (or, in the event there is no remaining General Partner, any Person elected by a majority in interest of the Limited Partners (the "Liquidator")) shall be responsible for overseeing the winding up and dissolution of the Partnership and shall take full account of the Partnership's liabilities and property and the Partnership property shall be liquidated as promptly as is consistent with obtaining the fair value thereof, and the proceeds therefrom shall be applied and distributed in the following order:

                  (1) first, to the payment and discharge of all of the Partnership's debts and liabilities to creditors other than the Partners;

                  (2) second, to the payment and discharge of all of the Partnership's debts and liabilities to the Partners;

                  (3) third, to the Class A Limited Partners pro rata among them in proportion to the Unpaid LP Return owing each such Class A Limited Partner in an amount equal to any Unpaid LP Return owing such Class A Limited Partners;

                  (4) fourth, to the General Partner in an amount equal to any Unpaid GP Return owing the General Partner;

                  (5) fifth, to the General Partner in an amount equal to the Unreturned GP Capital owing the General Partner;

                  (6) sixth, to the Class A Limited Partners pro rata among them in proportion to the Unreturned LP Capital owing each such Class A Limited Partner, in an amount equal to the Unreturned Capital owing such Class A Limited Partners; and

                  (7) finally, the balance, if any, shall be distributed to the General Partner and the Class A Limited Partners pro rata, in accordance with their respective Percentage Interests.

         2. Deferred Liquidation. Notwithstanding the provisions of Section 13.2.A above which require liquidation of the assets of the Partnership, but subject to the order of priorities set forth therein, if prior to or upon dissolution of the Partnership the Liquidator determines that an immediate sale of part or all of the Partnership's assets would be impractical or would cause undue loss to the Partners, the Liquidator may, in its sole and absolute discretion, defer for a reasonable time the liquidation of any assets except those necessary to satisfy liabilities of the Partnership (including to those Partners as creditors) or distribute to the Partners, in lieu of cash, as tenants in common and in accordance with the provisions of Section 13.2.A above, undivided interests in such Partnership assets as the Liquidator deems not suitable for liquidation. Any such distributions in kind shall be made only if, in the good faith judgment of the Liquidator, such distributions in kind are in the best interest of the Partners, and shall be subject to such conditions relating to the disposition and management of such properties as the Liquidator deems reasonable and equitable and to any agreements governing the operation of such properties at such time. The Liquidator shall determine the fair market value of any property distributed in kind using such reasonable method of valuation as it may adopt.

         3. Liquidating Trust. In the discretion of the General Partner, a pro rata portion of the distributions that would otherwise be made to the General Partner and Limited Partners pursuant to this Article XIII may be: (A) distributed to a trust established for the benefit of the General Partner and Limited Partners for the purposes of liquidating Partnership assets, collecting amounts owed to the Partnership and paying any contingent or unforeseen liabilities or obligations of the Partnership or of the General Partner arising out of or in connection with the Partnership (in which case the assets of any such trust shall be distributed to the General Partner and Limited Partners from time to time, in the reasonable discretion of the General Partner, in the same proportions as the amount distributed to such trust by the Partnership would otherwise have been distributed to the General Partner and Limited Partners pursuant to this Agreement); or (B) withheld to provide a reasonable reserve for Partnership liabilities (contingent or otherwise) and to reflect the unrealized portion of any installment obligations owed to the Partnership, provided that such withheld amounts shall be distributed to the General Partner and Limited Partners in the manner and order of priority set forth in Section 13.2.A as soon as practicable.

         Section XIII.3    Deficit Capital Accounts.

         Unless provided to the contrary pursuant to any deficit restoration obligation arising under Section 4.1.C or similar written agreement, if any Partner has a deficit balance in its Capital Account (after giving effect to all contributions, distributions and allocations for all taxable years, including the year during which such liquidation occurs), such Partner shall have no obligation to make any contribution to the capital of the Partnership with respect to such deficit, and such deficit shall not be considered a debt owed to the Partnership or to any other Person for any purpose whatsoever.

         Section XIII.4    Deemed Distribution and Recontribution.

         Notwithstanding any other provision of this Article XIII, in the event the Partnership is deemed liquidated within the meaning of Regulations Section 1.704-1(b)(2)(ii)(g) but no Liquidating Event has occurred, the Partnership's property shall not be liquidated, the Partnership's liabilities shall not be paid or discharged and the Partnership's affairs shall not be wound up. Instead, for federal income tax purposes and for purposes of maintaining Capital Accounts pursuant to Exhibit B hereto, the Partnership shall be deemed to have distributed its assets in kind to the General Partner and Limited Partners, who shall be deemed to have assumed and taken such assets subject to all Partnership liabilities, all in accordance with their respective Capital Accounts. Immediately thereafter, the General Partner and Limited Partners shall be deemed to have recontributed the Partnership assets in kind to the Partnership, which shall be deemed to have assumed and taken such assets subject to all such liabilities.

         Section XIII.5    Rights of Limited Partners.

         Except as otherwise provided in this Agreement, each Limited Partner shall look solely to the assets of the Partnership for the return of its Capital Contributions and shall have no right or power to demand or receive property other than cash from the Partnership. Except as otherwise provided in this Agreement, no Limited Partner shall have priority over any other Partner as to the return of its Capital Contributions, distributions, or allocations.

         Section XIII.6    Notice of Dissolution.

         In the event a Liquidating Event occurs or an event occurs that would, but for provisions of an election or objection by one or more Partners pursuant to Section 13.1 above, result in a dissolution of the Partnership, the General Partner shall, within thirty (30) days thereafter, provide written notice thereof to each of the Partners (a "Dissolution Notice").

         Section XIII.7 Termination of Partnership and Cancellation of Certificate of Limited Partnership.

         Upon the completion of the liquidation of the Partnership cash and property as provided in Section 13.2 above, all Partnership Units shall be canceled and all rights relating thereto, including the Call Right and the Put Right shall lapse, the Partnership shall be terminated, the Certificate and all qualifications of the Partnership as a foreign limited partnership in jurisdictions other than the State of Delaware shall be canceled, and such other actions as may be necessary to terminate the Partnership shall be taken.

         Section XIII.8    Reasonable Time for Winding Up.

         A reasonable time shall be allowed for the orderly winding up of the business and affairs of the Partnership and the liquidation of its assets pursuant to Section 13.2 above, in order to minimize any losses otherwise attendant upon such winding-up, and the provisions of this Agreement shall remain in effect among the Partners during the period of liquidation.

         Section XIII.9    Waiver of Partition.

         Each Partner hereby waives any right to partition of the Partnership property.

         Section XIII.10   Liability of Liquidator.

         THE LIQUIDATOR SHALL BE INDEMNIFIED AND HELD HARMLESS BY THE PARTNERSHIP FROM AND AGAINST ANY AND ALL CLAIMS, LIABILITIES, COSTS, DAMAGES, AND CAUSES OF ACTION OF ANY NATURE WHATSOEVER ARISING OUT OF OR INCIDENTAL TO THE LIQUIDATOR'S TAKING OF ANY ACTION AUTHORIZED UNDER OR WITHIN THE SCOPE OF THIS AGREEMENT; PROVIDED, HOWEVER, THAT THE LIQUIDATOR SHALL NOT BE ENTITLED TO INDEMNIFICATION, AND SHALL NOT BE HELD HARMLESS, WHERE THE CLAIM, DEMAND, LIABILITY, COST, DAMAGE OR CAUSE OF ACTION AT ISSUE ARISES OUT OF (I) A MATTER ENTIRELY UNRELATED TO THE LIQUIDATOR'S ACTION OR CONDUCT PURSUANT TO THE
PROVISIONS OF THIS AGREEMENT OR (II) THE PROVEN WILLFUL MISCONDUCT OR GROSS NEGLIGENCE OF THE LIQUIDATOR.

                                  ARTICLE XIV.

                  AMENDMENT OF PARTNERSHIP AGREEMENT; MEETINGS

         Section XIV.1     Amendments.

         1. General. Amendments to this Agreement may be proposed by the General Partner or by any Partners holding twenty-five percent (25%) or more of the Class A Partnership Units. Following such proposal (except an amendment pursuant to Section 14.1.B below), the General Partner shall submit any proposed amendment to the Class A Limited Partners. The General Partner shall seek the written vote of the Class A Limited Partners on the proposed amendment or shall call a meeting to vote thereon and to transact any other business that it may deem appropriate. For purposes of obtaining a written vote, the General Partner may require a response within a reasonable specified time, but not less than five (5) days, and failure to respond in such time period shall constitute a vote which is consistent with the General Partner's recommendation with respect to the proposal. Except as provided in Section 14.1.B, 14.1.C or 14.1.D below, a proposed amendment shall be adopted and be effective as an amendment hereto if it is approved by the General Partner and it receives the Consent of Partners holding a majority of the Class A Partnership Units then held by Partners.

         2. Amendments Not Requiring Limited Partner  Approval.  Notwithstanding
Section 14.1.A or Section 14.1.C hereof, the General Partner shall have the power, without the Consent of any Limited Partner, to amend this Agreement as may be required to facilitate or implement any of the following purposes:

                  (1) to add to the obligations of the General Partner or surrender any right or power granted to the General Partner or any Affiliate of the General Partner for the benefit of the Limited Partners;

                  (2) to reflect the admission, substitution, termination, or withdrawal of any Partner in accordance with this Agreement;

                  (3) to reflect a change that does not adversely affect any of the Limited Partners in any material respect, or to cure any ambiguity, correct or supplement any provision in this Agreement not inconsistent with law or with other provisions, or make other changes with respect to matters arising under this Agreement that will not be inconsistent with law or with the provisions of this Agreement or as may be expressly provided by any other provisions of this Agreement; and

                  (4) to satisfy any requirements, conditions, or guidelines contained in any order, directive, opinion, ruling or regulation of a federal, state or local agency or contained in federal, state or local law.

The General Partner shall notify the Limited Partners when any action under this
Section 14.1.B is taken.

         3. Other Amendments Requiring Certain Limited Partner Approval. Notwithstanding anything in this Section 14.1 to the contrary, this Agreement shall not be amended without the Consent of such Partner adversely affected if such amendment would (i) convert a Limited Partner's interest in the Partnership into a general partner's interest, (ii) modify the limited liability of a Limited Partner, (iii) alter rights of Partners to receive distributions pursuant to Article V or XIII or the allocations specified in Article VI, (iv) amend Section 8.6 or 8.7 or any defined terms set forth in Article I that relate to the Put Right or the Call Right, or (v) amend this Section 14.1.C.

         4. Amendment and Restatement of Exhibit A Not An Amendment. Notwithstanding anything in this Article XIV or elsewhere in this Agreement to the contrary, any amendment and restatement of Exhibit A hereto by the General Partner to reflect events or changes otherwise authorized or permitted by this Agreement, whether pursuant to Section 7.1.A(20) hereof or otherwise, shall not be deemed an amendment of this Agreement and may be done at any time and from time to time, as necessary by the General Partner without the Consent of any Limited Partner.

         Section XIV.2     Meetings of the Partners.

         1. General. Meetings of the Partners may be called by the General Partner and shall be called upon the receipt by the General Partner of a written request by Class A Limited Partners holding twenty-five percent (25%) or more of the Partnership Interests. The call shall state the nature of the business to be transacted. Notice of any such meeting shall be given to all Partners not less than five (5) days nor more than thirty (30) days prior to the date of such meeting. Partners who are entitled to vote may vote in person or by proxy at such meeting. Whenever the vote or Consent of Partners is permitted or required under this Agreement, such vote or Consent may be given at a meeting of Partners or may be given in accordance with the procedure prescribed in Section 14.1.A above. Except as otherwise expressly provided in this Agreement, the Consent of holders of a majority of the Class A Partnership Units (including Limited Partner Interests held by the General Partner) shall control.

         2. Actions Without a Meeting. Any action required or permitted to be taken at a meeting of the Partners may be taken without a meeting if a written consent setting forth the action so taken is signed by Partners whose consent is required by this Agreement. Such consent may be in one instrument or in several instruments, and shall have the same force and effect as a vote of such Partners. Such consent shall be filed with the General Partner. An action so taken shall be deemed to have been taken at a meeting held on the effective date so certified.

         3.  Proxy.  Each Class A Limited  Partner may  authorize  any Person or
Persons to act for him by proxy on all matters in which a Class A Limited Partner is entitled to participate, including waiving notice of any meeting, or voting or participating at a meeting. Every proxy must be signed by the Class A Limited Partner or its attorney-in-fact. No proxy shall be valid after the expiration of eleven (11) months from the date thereof unless otherwise provided in the proxy. Every proxy shall be revocable at the pleasure of the Limited Partner executing it, such revocation to be effective upon the Partnership's receipt of written notice thereof.

         4. Conduct of Meeting. Each meeting of Partners shall be conducted by the General Partner or such other Person as the General Partner may appoint pursuant to such rules for the conduct of the meeting as the General Partner or such other Person deems appropriate in its sole discretion.


                                   ARTICLE XV.

                               GENERAL PROVISIONS

         Section XV.1      Addresses and Notice.

         Any notice, demand, request or report required or permitted to be given or made to a Partner or Assignee under this Agreement shall be in writing and shall be deemed given or made when delivered in person or when sent by first class United States mail or by other means of written communication to the Partner or Assignee at the address set forth in Exhibit A hereto or such other address as the Partners shall notify the General Partner in writing. Such communications shall be deemed sufficiently given, served, sent or received for all purposes at such time as delivered to the addressee (with the return receipt or delivery receipt being deemed conclusive evidence of such delivery) or at such time as delivery is refused by the addressee upon presentation.

         Section XV.2      Title and Captions.

         All article or section titles or captions in this Agreement are for convenience only. They shall not be deemed part of this Agreement and in no way define, limit, extend or describe the scope or intent of any provisions hereof. Except as specifically provided otherwise, references to "Articles" and "Sections" are to Articles and Sections of this Agreement.

         Section XV.3      Pronouns and Plurals.

         Whenever the context may require, any pronoun used in this Agreement shall include the corresponding masculine, feminine or neuter forms, and the singular form of nouns, pronouns and verbs shall include the plural and vice versa.

         Section XV.4      Further Action.

         The parties shall execute and deliver all documents, provide all information and take or refrain from taking action as may be necessary or appropriate to achieve the purposes of this Agreement.

         Section XV.5      Binding Effect.

         This Agreement shall be binding upon and inure to the benefit of the parties hereto and their heirs, executors, administrators, successors, legal representatives and permitted assigns.

         Section XV.6      Creditors.

         Other than as expressly set forth herein with regard to any Indemnitee, none of the provisions of this Agreement shall be for the benefit of, or shall be enforceable by, any creditor of the Partnership.

         Section XV.7      Waiver.

         No failure by any party to insist upon the strict performance of any covenant, duty, agreement or condition of this Agreement or to exercise any right or remedy consequent upon a breach thereof shall constitute waiver of any such breach or any other covenant, duty, agreement or condition.

         Section XV.8      Counterparts.

         This Agreement may be executed in counterparts, all of which together shall constitute one agreement binding on all the parties hereto, notwithstanding that all such parties are not signatories to the original or the same counterpart. Each party shall become bound by this Agreement immediately upon affixing its signature hereto.

         Section XV.9      Applicable Law.

         This Agreement shall be governed by and construed in accordance with the laws, including choice of law rules, of the State of Delaware. The federal and state courts of competent jurisdiction located in Dallas County, Texas, shall have exclusive personal jurisdiction over the parties to this Agreement. Each party agrees to process being effected upon it by registered mail sent to the address and in the manner specified in Section 15.1. Each party hereby irrevocably waives, to the fullest extent permitted by law, any objection which it may now or hereafter have to any suit, action or proceeding arising out of or relating to this Agreement being brought in the federal or state courts of competent jurisdiction located in Dallas County, Texas, and hereby further irrevocably waives any claim that any such suit, action or proceeding brought in any such court has been brought in an inconvenient forum. In any litigation between the parties to this Agreement, the prevailing party shall be entitled to recover from the non-prevailing party all costs and expenses (including, without limitation, fees and expenses of advisors and attorneys and related court costs) incurred by the prevailing party in such litigation. All obligations to be performed under this Agreement shall be performed in Dallas County, Texas.

         Section XV.10     Invalidity of Provisions.

         If any provision of this Agreement is or becomes invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not be affected thereby.

         Section XV.11     Entire Agreement.

         This Agreement contains the entire understanding and agreement among the Partners with respect to the subject matter hereof and supersedes the Prior Agreement and any prior written oral understandings or agreements among them with respect thereto.

         Section XV.12     No Rights as Shareholders.

         Nothing contained in this Agreement shall be construed as conferring upon the holders of the Partnership Units any rights whatsoever as shareholders of the General Partner, including, without limitation, any right to receive dividends or other distributions made to shareholders of the General Partner or to vote or to consent or receive notice as shareholders in respect to any meeting of shareholders for the election of directors of the General Partner or any other matter.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.

GENERAL PARTNER:

UNITED INVESTORS REALTY TRUST, a
Texas real estate investment trust



By:
         -----------------------------------
Name:
         -----------------------------------
Title:
         -----------------------------------

CLASS A LIMITED PARTNERS:

TOWN `N COUNTRY PARK, INC.,
a Florida corporation



By:
   -----------------------------------------
Name: James H. Shimberg
Title:
      --------------------------------------

PSK, INC., a Florida Corporation,



By:
   -----------------------------------------
Name: H. Sarah Golding Scher
Title:   President

MANDELL SHIMBERG, JR. REVOCABLE TRUST



By:
   -----------------------------------------
Name:
     ---------------------------------------
Title: Trustee

JAMES H. SHIMBERG REVOCABLE TRUST



By:
   -----------------------------------------
Name:
      --------------------------------------
Title: Trustee

Robert Pomerance

Richard N. Pomerance

Charles Snitow

Loren Pollack

PSK ASSOCIATES, LTD.

By:      Stuart S. Golding Company,
         Authorized Agent

         By:
            --------------------------------
         Name:
              ------------------------------
         Title:
               -----------------------------


MANDELL SHIMBERG JR. IRREVOCABLE TRUST



By:
    ----------------------------------------
Name:
     ---------------------------------------
Its: Trustee

JANET R. SHIMBERG PERSONAL TRUST



By:
   -----------------------------------------
Name:
     ---------------------------------------
Its: Trustee

                                    EXHIBIT A

              PARTNERS, CAPITAL ACCOUNTS AND PARTNERSHIP INTERESTS

                                             Initial
                                             Capital      Number of
                    Name                     Account     Partnership  Percentage
                 and Address                 Balance        Units      Interest

GENERAL PARTNER:

United Investors Realty Trust .......   $   108,331.73     10,833         99%

CLASS A LIMITED PARTNERS:

Mandell Shimberg, Jr
Irrevocable Trust ...................   $    95,720.00      9,572      0.040%
611 W. Bay St
Tampa, Fl 33606

Richard N. Pomerance ................   $    27,710.00      2,771      0.012%
45 Metacomet Rd
Waban, MA 02168-1418

Charles Snitow ......................   $   123,330.00     12,333      0.052%
4 Sniffen Ct
New York, NY 10016

Janet R. Shimberg
Personal Trust ......................   $    20,150.00      2,015      0.008%
611 W. Bay Street
Tampa, FL 33606

PSK, Inc. ...........................   $    22,420.00      2,242      0.009%
27001 US Highway 19 North
Clearwater, FL 34616

Mandell Shimberg, Jr
Revocable Trust .....................   $   426,050.00     42,605      0.179%
611 W. Bay St
Tampa, FL 33606

James H. Shimberg
Revocable Trust .....................   $   426,050.00     42,605      0.178%
611 W. Bay St
Tampa, FL 33606

Robert Pomerance ....................   $   123,330.00     12,333      0.052%
Mizzentop Rd. RR Box 300
Pawling, NY 12564

Loren Pollack .......................   $   112,120.00     11,212      0.047%
27001 US Highway 19 North
Clearwater, FL 34616

PSK Associates, Ltd. ................   $   986,640.00     98,664      0.414%
27001 US Highway 19 North
Clearwater, FL 34616

Town `N Country Park, Inc. ..........   $    22,420.00      2,242      0.009%
                                        --------------      -----      -----

611 West Bay St
Tampa, FL 33606

                  TOTAL .............   $ 2,494,271.73    249,427       100%
                                        ==============    =======       ===

                                    EXHIBIT B

                        CAPITAL ACCOUNT MAINTENANCE RULES

1.       Capital Accounts of the Partners.

         A. The Partnership shall maintain for each Partner a separate Capital Account in accordance with the rules of Regulations Section l.704-l(b)(2)(iv). Such Capital Account shall be increased by (i) the amount of all Capital Contributions and any other deemed contributions made by such Partner to the Partnership pursuant to this Agreement and (ii) all items of Partnership income and gain (including income and gain exempt from tax) computed in accordance with
Section 1.B hereof and allocated to such Partner pursuant to Section 6.1 of the Agreement and Exhibit C of the Agreement, and decreased by (x) the amount of cash or Agreed Value of all actual and deemed distributions of cash or property made to such Partner pursuant to the Agreement and (y) all items of Partnership deduction and loss computed in accordance with Section 1.B hereof and allocated to such Partner pursuant to Section 6.1 of the Agreement and Exhibit C of the Agreement.

         B. For purposes of computing the amount of any item of income, gain, deduction or loss to be reflected in the Partners' Capital Accounts, unless otherwise specified in the Agreement, the determination, recognition and classification of any such item shall be the same as its determination, recognition and classification for federal income tax purposes determined in accordance with Section 703(a) of the Code (for this purpose all items of income, gain, loss or deduction required to be stated separately pursuant to
Section 703(a)(1) of the Code shall be included in taxable income or loss), with the following adjustments:

                  (1) Except as otherwise provided in Regulations Section 1.704-1(b)(2)(iv)(m), the computation of all items of income, gain, loss and deduction shall be made without regard to any election under Section 754 of the Code which may be made by the Partnership, provided that the amounts of any adjustments to the adjusted bases of the assets of the Partnership made pursuant to Section 734 of the Code as a result of the distribution of property by the Partnership to a Partner (to the extent that such adjustments have not previously been reflected in the Partners' Capital Accounts) shall be reflected in the Capital Accounts of the Partners in the manner and subject to the limitations prescribed in Regulations Section l.704-1(b)(2)(iv) (m)(4).

                  (2) The computation of all items of income, gain, and deduction shall be made without regard to the fact that items described in Sections 705(a)(l)(B) or 705(a)(2)(B) of the Code are not includable in gross income or are neither currently deductible nor capitalized for federal income tax purposes.

                  (3) Any income, gain or loss attributable to the taxable disposition of any Partnership property shall be determined as if the adjusted basis of such property as of such date of disposition were equal in amount to the Partnership's Carrying Value with respect to such property as of such date.

                  (4) In lieu of the depreciation, amortization, and other cost recovery deductions taken into account in computing such taxable income or loss, there shall be taken into account Depreciation for such fiscal year.

                  (5) In the event the Carrying Value of any Partnership Asset is adjusted pursuant to Section 1.D hereof, the amount of any such adjustment shall be taken into account as gain or loss from the disposition of such asset.

                  (6) Any items specially allocated under Section 2 of Exhibit C of the Agreement shall not be taken into account.

         C. Generally, a transferee (including any Assignee) of a Partnership Unit shall succeed to a pro rata portion of the Capital Account of the transferor.

         D. (1) Consistent with the provisions of Regulations Section 1.704-1(b)(2)(iv)(f), and as provided in Section 1.D(2), the Carrying Values of all Partnership assets shall be adjusted upward or downward to reflect any Unrealized Gain or Unrealized Loss attributable to such Partnership property, as of the times of the adjustments provided in Section 1.D(2) hereof, as if such Unrealized Gain or Unrealized Loss had been recognized on an actual sale of each such property and allocated pursuant to Section 6.1 of the Agreement.

                  (2) Such adjustments  shall be made as of the following times:
(a) immediately prior to the acquisition of an additional interest in the Partnership by any new or existing Partner in exchange for more than a de minimis Capital Contribution; (b) immediately prior to the distribution by the Partnership to a Partner of more than a de minimis amount of property as consideration for an interest in the Partnership; and (c) immediately prior to the liquidation of the Partnership within the meaning of Regulations Section 1.704-l(b)(2)(ii)(g), provided however that adjustments pursuant to clauses (a) and (b) above shall be made only if the General Partner determines that such adjustments are necessary or appropriate to reflect the relative economic interests of the Partners in the Partnership.

                  (3) In accordance with Regulations Section 1.704-l(b)(2)(iv)(e), the Carrying Value of Partnership assets distributed in kind shall be adjusted upward or downward to reflect any Unrealized Gain or Unrealized Loss attributable to such Partnership property, as of the time any such asset is distributed.

                  (4) In determining Unrealized Gain or Unrealized Loss for purposes of this Exhibit B, the aggregate cash amount and fair market value of all Partnership assets (including cash or cash equivalents) shall be determined by the General Partner using such reasonable method of valuation as it may adopt, or in the case of a liquidating distribution pursuant to Article XIII of the Agreement, shall be determined and allocated by the Liquidator using such reasonable methods of valuation as it may adopt. The General Partner, or the Liquidator, as the case may be, shall allocate such aggregate fair market value among the assets of the Partnership in such manner as it determines in its sole and absolute discretion to arrive at a fair market value for individual properties.

         E. The provisions of the Agreement (including this Exhibit B and the other Exhibits to the Agreement) relating to the maintenance of Capital Accounts are intended to comply with Regulations Section 1.704-1(b), and shall be interpreted and applied in a manner consistent with such Regulations. In the event the General Partner shall determine that it is prudent to modify the manner in which the Capital Accounts, or any debits or credits thereto (including, without limitation, debits or credits relating to liabilities which are secured by contributed or distributed property or which are assumed by the Partnership, the General Partner, or the Limited Partners) are computed in order to comply with such Regulations, the General Partner may make such modification without regard to Article XIV of the Agreement, provided that it is not likely to have a material effect on the amounts distributable to any Person pursuant to
Article XIII of the Agreement upon the dissolution of the Partnership. The General Partner also shall (i) make any adjustments that are necessary or appropriate to maintain equality between the Capital Accounts of the Partners and the amount of Partnership capital reflected on the Partnership's balance sheet, as computed for book purposes, in accordance with Regulations Section l.704-l(b)(2)(iv)(q), and (ii) make any appropriate modifications in the event unanticipated events might otherwise cause this Agreement not to comply with Regulations Section l.704-1(b).

2.       No Interest.

         No interest shall be paid by the Partnership on Capital Contributions or on balances in Partners' Capital Accounts.

3.       No Withdrawal.

         No Partner shall be entitled to withdraw any part of its Capital Contribution or Capital Account or to receive any distribution from the Partnership, except as provided in Articles V and XIII of the Agreement.

                                    EXHIBIT C
                            SPECIAL ALLOCATION RULES

1.       Special Allocation Rules.

         Notwithstanding any other provision of the Agreement or this Exhibit C, the following special allocations shall be made in the following order:

         A. Minimum Gain Chargeback.  Notwithstanding  the provisions of Section
6.1 of the Agreement or any other provisions of this Exhibit C, if there is a net decrease in Partnership Minimum Gain during any Partnership Year, each Partner shall be specially allocated items of Partnership income and gain for such year (and, if necessary, subsequent years) in an amount equal to such Partner's share of the net decrease in Partnership Minimum Gain, as determined under Regulations Section 1.704-2(g). Allocations pursuant to the previous sentence shall be made in proportion to the respective amounts required to be allocated to each Partner pursuant thereto. The items to be so allocated shall be determined in accordance with Regulations Section 1.704-2(f)(6). This Section 1.A is intended to comply with the minimum gain chargeback requirements in Regulations Section 1.704-2(f) and for purposes of this Section 1.A only, each Partner's Adjusted Capital Account Deficit shall be determined prior to any other allocations pursuant to Section 6.1 of this Agreement with respect to such Partnership Year and without regard to any decrease in Partner Minimum Gain during such Partnership Year.

         B. Partner Minimum Gain Chargeback. Notwithstanding any other provision of Section 6.1 of this Agreement or any other provisions of this Exhibit C (except Section 1.A hereof), if there is a net decrease in Partner Minimum Gain attributable to a Partner Nonrecourse Debt during any Partnership Year, each Partner who has a share of the Partner Minimum Gain attributable to such Partner Nonrecourse Debt, determined in accordance with Regulations Section 1.704-2(i)
(5), shall be specially allocated items of Partnership income and gain for such year (and, if necessary, subsequent years) in an amount equal to such Partner's share of the net decrease in Partner Minimum Gain attributable to such Partner Nonrecourse Debt, determined in accordance with Regulations Section 1.704-2(i)
(5). Allocations pursuant to the previous sentence shall be made in proportion to the respective amounts required to be allocated to each General Partner and Limited Partner pursuant thereto. The items to be so allocated shall be determined in accordance with Regulations Section 1.704-2(i) (4). This Section 1.B is intended to comply with the minimum gain chargeback requirement in such Section of the Regulations and shall be interpreted consistently therewith. Solely for purposes of this Section 1.B, each Partner's Adjusted Capital Account Deficit shall be determined prior to any other allocations pursuant to Section
6.1 of the Agreement or this Exhibit C with respect to such Partnership Year, other than allocations pursuant to Section 1.A hereof.

         C. Qualified Income Offset. In the event any Partner unexpectedly receives any adjustments, allocations or distributions described in Regulations
Sections       1.704-l(b)(2)(ii)(d)(4),        l.704-1(b)(2)(ii)(d)(5),       or
1.704-l(b)(2)(ii)(d)(6), and after giving effect to the allocations required under Sections 1.A and 1.B hereof with respect to such Partnership Year, such Partner has an Adjusted Capital Account Deficit, items of Partnership income and gain (consisting of a pro rata portion of each item of Partnership income, including gross income and gain for the Partnership Year) shall be specially allocated to such Partner in an amount and manner sufficient to eliminate, to the extent required by the Regulations, its Adjusted Capital Account Deficit created by such adjustments, allocations or distributions as quickly as possible. This Section 1.C is intended to constitute a "qualified income offset" under Regulations Section 1.704-1(b)(2)(ii)(d) and shall be interpreted consistently therewith.

         D. Gross Income Allocation. In the event that any Partner has an Adjusted Capital Account Deficit at the end of any Partnership Year (after taking into account allocations to be made under the preceding paragraphs hereof with respect to such Partnership Year), each such Partner shall be specially allocated items of Partnership income and gain (consisting of a pro rata portion of each item of Partnership income, including gross income and gain for the Partnership Year) in an amount and manner sufficient to eliminate, to the extent required by the Regulations, its Adjusted Capital Account Deficit.

         E. Nonrecourse Deductions. Nonrecourse Deductions for any Partnership Year shall be allocated to the Partners in accordance with their respective Percentage Interests. If the General Partner determines in its good faith discretion that the Partnership's Nonrecourse Deductions must be allocated in a different ratio to satisfy the safe harbor requirements of the Regulations promulgated under Section 704(b) of the Code, the General Partner is authorized, upon notice to the Limited Partners, to revise the prescribed ratio for such Partnership Year to the numerically closest ratio which would satisfy such requirements.

         F. Partner Nonrecourse Deductions. Any Partner Nonrecourse Deductions for any Partnership Year shall be specially allocated to the Partner who bears the economic risk of loss with respect to the Partner Nonrecourse Debt to which such Partner Nonrecourse Deductions are attributable in accordance with Regulations Sections 1.704-2(b)(4) and 1.704-2(i).

         G. Code Section 754 Adjustments. To the extent an adjustment to the adjusted tax basis of any Partnership asset pursuant to Section 734(b) or 743(b) of the Code is required, pursuant to Regulations Section 1.704-l(b)(2)(iv)(m), to be taken into account in determining Capital Accounts, the amount of such adjustment to the Capital Accounts shall be treated as an item of gain (if the adjustment increases the basis of the asset) or loss (if the adjustment decreases such basis), and such item of gain or loss shall be specially allocated to the Partners in a manner consistent with the manner in which their Capital Accounts are required to be adjusted pursuant to such Section of the Regulations.

2.       Allocations for Tax Purposes.

         A. Except as otherwise provided in this Section 2, for federal income tax purposes, each item of income, gain, loss and deduction shall be allocated among the Partners in the same manner as its correlative item of "book" income, gain, loss or deduction is allocated pursuant to Section 6.1 of the Agreement and Section 1 of this Exhibit C.

         B. In an attempt to eliminate Book-Tax Disparities attributable to a Contributed Property or Adjusted Property, items of income, gain, loss, and deduction shall be allocated for federal income tax purposes among the Partners as follows:

                  (1) (a) In the case of a Contributed Property, such items attributable thereto shall be allocated among the Partners consistent with the principles of Section 704(c) of the Code to take into account the variation between the 704(c) Value of such property and its adjusted basis at the time of contribution; and

                      (b) any item of  Residual  Gain or  Residual
Loss  attributable  to a  Contributed
Property shall be allocated among the Partners in the same manner as its correlative item of "book" gain or loss is allocated pursuant to Section 6.1 of the Agreement and Section 1 of this Exhibit C.

                  (2) (a)  In the case of an Adjusted Property, such items shall

                           (i)....first,  be  allocated  among the Partners in
a manner  consistent  with
the principles of Section 704(c) of the Code to take into account the Unrealized Gain or Unrealized Loss attributable to such property and the allocations thereof pursuant to Exhibit B;

                                    (ii)....second,  in the  event  such
property  was  originally  a  Contributed
Property, be allocated among the Partners in a manner consistent with Section 2.B(1) of this Exhibit C; and

                           (b)       any  item of  Residual  Gain or  Residual
Loss  attributable  to an  Adjusted
Property shall be allocated among the Partners in the same manner its correlative item of "book" gain or loss is allocated pursuant to Section 6.1 of the Agreement and Section 1 of this Exhibit C.

         C. To the extent Regulations promulgated pursuant to Section 704(c) of the Code permit a Partnership to utilize alternative methods to eliminate the disparities between the Carrying Value of property and its adjusted basis, the General Partner shall have the authority in its sole discretion to elect the method to be used by the Partnership and such election shall be binding on all Partners.

                                    EXHIBIT D

                               FORM OF PUT NOTICE

         The undersigned hereby irrevocably (i) exercises its Put Right with regard to all of its Class A Partnership Units in UIRT-Town `N Country, L.P. in accordance with the terms of the Agreement of Limited Partnership of UIRT-Town `N Country, L.P., as amended, (the "Partnership Agreement") and the Put Right referred to therein, (ii) surrenders such Partnership Units and all right, title and interest therein and (iii) directs that the Consideration (as determined in accordance with the provisions of the Partnership Agreement) deliverable upon exercise of the Put Right be delivered to the address specified below, and if Shares are to be delivered, such Shares be registered or placed in the name(s) and at the address(es) specified below. The undersigned hereby represents, warrants, and certifies that the undersigned (a) has marketable and unencumbered title to such Class A Partnership Units, free and clear of the rights of or interests of any other person or entity, (b) has the full right, power and authority to transfer and surrender such Partnership Units as provided herein and (c) has obtained the consent or approval of all persons or entities, if any, having the right to consult or approve such redemption and surrender.

Dated:


                                                     By:
                                      Name:
                                     Title:

IF CONSIDERATION PAID
IN SHARES, SUCH
SHARES ARE TO BE ISSUED TO:

Name:
Address:

Please insert social security or taxpayer identification number:

                                    EXHIBIT E

                               FORM OF CALL NOTICE


         The undersigned hereby irrevocably exercises its Call Right with regard to all of the Class A Partnership Units owned by in UIRT-Town `N Country, L.P. in accordance with the terms of the Agreement of Limited Partnership of UIRT-Town `N Country, L.P., as amended (the "Partnership Agreement") and the Call Right referred to therein. The undersigned shall pay the [Cash Amount/Share Consideration] (as determined in accordance with the provisions of the Partnership Agreement) to __________ at the notice address of __________ provided in the Partnership Agreement upon receipt of (1) the duly executed Partnership Unit Certificate of __________ transferring all right, title and interest in __________ to the undersigned, (2) if Shares are to be delivered, instructions as to the name and address and taxpayer identification number of the person to whom such Shares will be registered or placed, and (3) the representation, warranty and certification of __________ that __________ (a) has marketable and unencumbered title to such Partnership Unit, free and clear of the rights of or interests of any other person or entity, (b) has the full right, power and authority to transfer and surrender such Partnership Unit as provided herein, and (c) has obtained the consent or approval of all persons or entities, if any, having the right to consult or approve such redemption and surrender.

UNITED INVESTORS REALTY TRUST,
a Texas real estate investment trust



By:
Name:
Title:

                                    EXHIBIT F

                      FORM OF PARTNERSHIP UNIT CERTIFICATE

Number Units


                           UIRT-TOWN `N COUNTRY, L.P.

         This Certifies that is the owner of Class A Partnership Units of the above Limited Partnership transferable only on the books of the Limited Partnership by the holder hereof in person or by a duly authorized Attorney upon surrender of this Certificate properly endorsed. Transfer of these Units is subject to substantial restrictions as set forth in the Amended and Restated Agreement of Limited Partnership of UIRT-Town `N Country, L.P. (the "Partnership Agreement").

         The Partnership will furnish without charge to each rightful holder hereof who so requests, a copy of the Partnership Agreement which sets forth the powers, designations, preferences and relative participation rights of Partners and the qualifications, limitations or restrictions of such rights.

         In Witness Whereof, the said Limited Partnership has caused this Certificate to be signed by and to be sealed with the Seal of the Limited Partnership if one is adopted.

Dated: