Form 10QSB
period 1998-03-31
UNITED INVESTORS REALTY TRUST
filed 1998-08-28
CIK 868196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1998

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number 0-23391

                       INTERNATIONAL CAPITAL FUNDING, INC.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

                 COLORADO                              84-1434313
          ------------------------               ----------------------
          (State of Incorporation)                   (IRS Employer
                                                 Identification Number)

                             3140 So. Peoria Street
                                   Suite K230
                                  Aurora, Colo             80014
             -----------------------------------------------------
             (Address of Principal Executive Offices(   (Zip Code)

                                 (303) 755-9832
               ---------------------------------------------------
               (Registrant's Telephone Number Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes __X__ No_____

The number of shares outstanding of the issuer's classes of common shares, as of the latest practicable date:

       Class                               Outstanding at March 31, 1998
Common Stock, $.0001                              500,000 shares.
     par value                             -----------------------------
                                               Outstanding Securities

                       INTERNATIONAL CAPITAL FUNDING, INC.

                                   FORM 10-QSB

                                 MARCH 31, 1998

                                TABLE OF CONTENTS

                                                                        Page No.

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Financial Statements

          Condensed Balance Sheets as of March 31,1998.....................3

          Condensed Statements of Operations for the Six
          Months Ended March 31, 1998......................................4

          Condensed Statements of Cash Flows for the Six Months
          Ended March 31, 1998.............................................5

          Note to Financial Statements.....................................6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................7

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings...............................................10

Item 2.   Changes in Securities...........................................10

Item 3.   Defaults Upon Senior Securities.................................10

Item 4.   Submission of Matters to a Vote of Security-Holders.............10

Item 5.   Other Information...............................................10

Item 6.   Exhibits and Reports on Form 8-K................................10

International Capital Funding, Inc.
(A Development Stage Company)
Balance Sheet

--------------------------------------------------------------------------------
                                                  Unaudited       Audited
                                                    March         September
                                                   31, 1998       30, 1997
ASSETS

Current Assets:

Total Current Assets                                    $0             $0
                                                    ------         ------
TOTAL ASSETS                                            $0             $0
                                                    ------         ------
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES - Accounts Payable                       2,005              0
                                                    ------         ------
SHAREHOLDERS' EQUITY:

Preferred Stock, Par Value $.01 Per Share;
 Authorized 100,000,000 Shares; Issued
 and outstanding -0-

Common Stock, $.0001 Par Value;
 Authorized 500,000,000 Shares; Issued
 and outstanding 500,000 shares.                        50             50

Additional Paid-In Capital                           5,768          1,450

Deficit Accumulated During The Development Stage    (7,823)        (1,500)

TOTAL SHAREHOLDERS' EQUITY                          (2,005)             0
                                                    ------         ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $0             $0


         See Accompanying Notes To These Unaudited Financial Statements.

International Capital Funding, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations

--------------------------------------------------------------------------------

                                                     3 Months       3 Months
                                                      Ended          Ended
                                                      March          March
                                                     31, 1998       31, 1997
                                                     --------       --------
Revenue:                                                  $0             $0


Consulting                                                 0              0
Office                                                   705              0
Legal & Accounting                                     1,250              0
                                                      ------         ------
Total Expenses                                         1,955              0
                                                      ------         ------
Net (Loss)                                            (1,955)             0
                                                      ------         ------
Basic (Loss) Per Common Share                         ($0.00)         $0.00
                                                      ------         ------
Weighted Average Common Shares Outstanding           500,000        500,000
                                                     =======        =======

         See Accompanying Notes To These Unaudited Financial Statements.

International Capital Funding, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations

--------------------------------------------------------------------------------

                                                                                           June 10,
                                                                                             1991
                                                              6 Months       6 Months    (Inception)
                                                               Ended          Ended        Through
                                                               March          March         March
                                                              31, 1998       31, 1997      31, 1998
                                                              --------       --------    -----------
Revenue:                                                           $0             $0           $0

Consulting                                                          0              0        1,500
Office                                                          1,230              0        1,230
Legal & Accounting                                              5,093              0        5,093
                                                               ------         ------       ------
Total Expenses                                                  6,323              0        7,823
                                                               ------         ------       ------
Net (Loss)                                                     (6,323)             0       (7,823)
                                                               ======         ======       ======
Basic (Loss) Per Common Share                                  ($0.01)         $0.00
                                                               ======         ======
Weighted Average Common Shares Outstanding                    500,000        500,000
                                                              =======        =======


         See Accompanying Notes To These Unaudited Financial Statements.

International Capital Funding, Inc.
(A Development Stage Company)
Unaudited Statement Of Cash Flow

--------------------------------------------------------------------------------

                                                                                           June 10,
                                                                                             1991
                                                              6 Months       6 Months    (Inception)
                                                                Ended         Ended        Through
                                                                March         March        December
                                                              31, 1998       31, 1997      31, 1997
Cash Flows From Operating Activities:                         --------       --------    -----------

Net (Loss)                                                    ($5,798)            $0       ($7,823)

Stock Issued For Services                                           0              0         1,500
Expenses Paid By Shareholder On Behalf Of Company               4,318              0         4,318

Increase In Accounts Payable                                    2,005              0         2,005
                                                              -------            ---       -------
Net Cash Flows From Operations                                    525              0             0
                                                              -------            ---       -------
Cash Flows From Investing Activities:

Net Cash Flows Provided By Investing:                               0              0             0
                                                              -------            ---       -------
Cash Flows From Financing Activities:

Net Cash Flows Provided By Financing                                0              0             0
                                                              -------            ---       -------
Net Increase (Decrease) In Cash                                   525              0             0
                                                              -------            ---       -------
Cash At Beginning Of Period                                         0              0             0
                                                              -------            ---       -------

Cash At End Of Period                                            $525             $0            $0
                                                              =======            ===       =======
Supplementary Disclosure Of Cash Flow Information:

Noncash Financing Activities: - Stock Issued For Services          $0             $0        $1,500
                                                              =======            ===       =======
Expenses Paid By Shareholder On Behalf Of Company              $4,318             $0        $4,318
                                                              =======            ===       =======


         See Accompanying Notes To These Unaudited Financial Statements.

International Capital Funding, Inc.
(A Development Stage Company)
Unaudited Statement Of Shareholders' Equity

--------------------------------------------------------------------------------

                                                                                                             Net (Loss)
                                                                                                             Accumulated
                                         Number Of     Number Of                 Capital Paid                During The
                                          Shares        Shares         Common    In Excess Of   Preferred    Development
                                          Common       Preferred       Stock       Par Value      Stock         Stage      Total
                                         ---------     ---------       ------    ------------   ---------    -----------   -----
Balance At June 10, 1991                        0          0             $0            $0           $0            $0         $0

January 13, 1995 issued
 500,000 Shares Of $.0001 Par Value
 Common Stock for services valued at
 $1,500 or $.003 per share                500,000          0             50         1,450            0                    1,500

Net (Loss)                                                                                                    (1,500)    (1,500)
                                         --------      -----          -----        ------       ------        ------     ------
Balance At September 30, 1995, 1996       500,000          0             50         1,450            0        (1,500)         0
 And 1997

Expenses Paid By Shareholder                                                        4,318                                 4,318

Net (Loss)                                                                                                    (6,323)    (6,323)
                                         --------      -----          -----        ------       ------        ------     ------
Balance At March 31, 1998                 500,000          0            $50        $5,768           $0       ($7,823)   ($2,005)
                                         ========      =====          =====        ======       ======        ======     ======


         See Accompanying Notes To These Unaudited Financial Statements.

International Capital Funding, Inc.
Notes To Unaudited Financial Statements
For The Nine Month Period Ended June 30, 1998

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and six month periods ended March 31, 1998 and June 30, 1997 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the nine month period ended March 31, 1998 are not necessarily indicative of the results expected for the year ended September 30, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS.

Forward-Looking Statements May Not Prove Accurate


     When used in this Form 10-QSB, the words "anticipate," "estimate," "expect," "project," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company's Internet backbone will fail to generate projected revenues or the Company will be unable to satisfy certain settlement agreements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.


Liquidity and Capital Resources

     The Company is in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of services valued in the amount of $1,500. The Company's balance sheet as of March 31, 1998, reflects no assets and no liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals or affiliates of the Company.

     The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

Results of Operations

     During the period from June 1991 (inception) through March 31, 1998, the Company has engaged in no significant operations other than organizational activities and the preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues have been received by the Company during this period.

     The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

     The Company believes that its existing capital will not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially, however, there currently exists no plan or understanding by which the Company will raise capital, either debt or equity, over the next twelve (12) months..

     No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

     The Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Impact of the Year 2000 Issue

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on a recent assessment, the Company, in its present status, determined that it will not be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999.

                                    PART II

Item 1.        Legal Proceedings
               -----------------
                    Not Applicable

Item 2.        Changes in Securities
               ---------------------
                    Not Applicable

Item 3.        Defaults Upon Senior Securities
               -------------------------------
                    Not Applicable

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
                    Not Applicable

Item 5.        Other Information
               -----------------
                    Not Applicable

Item 7.        Exhibits and Reports on Form 8-K
               --------------------------------
                    (a) No reports on Form 8-K were filed during the six
                        months ended March 31, 1998.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

International Capital Funding, Inc.

By: /s/ Matthew J. Kavanaugh                              Date: August 20, 1998
        -------------------------------                         ----------------
        Matthew J. Kavanaugh
        President