Form 10-Q
period 1998-11-10
UNITED INVESTORS REALTY TRUST
filed 1998-11-12
CIK 868196

TYPE 10-Q
 SEQUENCE:  1
 DESCRIPTION:  THIRD QUARTER REPORT FOR 1998

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended September 30, 1998

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

Number of shares outstanding of the issuer's Common Share, no par value, as of October 30, 1998: 9,481,889 shares.

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

                                    ASSETS


                                                                     September 30,
                                                                         1998         December 31,
                                                                      (Unaudited)          1997
                                                                     -------------    -------------
Operating properties, at cost
    Land .........................................................   $  35,698,499    $   8,118,723
    Buildings and improvements ...................................      97,313,647       31,616,008
                                                                     -------------    -------------
                                                                       133,012,146       39,734,731

Less accumulated depreciation ....................................      (6,813,992)      (4,861,957)
                                                                     -------------    -------------
                                                                       126,198,154       34,872,774
Cash and cash equivalents ........................................       7,106,483          346,149
Accounts receivable, net of allowance ............................       1,781,504          797,696
Prepaid expenses and other assets ................................       3,018,834        3,270,350
                                                                     -------------    -------------
    Total Assets .................................................   $ 138,104,975    $  39,286,969
                                                                     =============    =============

                   LIABILITIES, MINORITY INTEREST, REDEEMABLE
                PREFERED SHARES, AND COMMON SHAREHOLDERS' EQUITY

Liabilities:
Mortgage notes payable ...........................................   $  48,312,043    $  24,926,499
Redeemable convertible subordinated notes ........................            --            212,400
Short-term notes and lines of credit .............................            --          3,225,000
Accounts payable, accrued expenses, and other liabilities ........       3,350,611        1,429,233
                                                                     -------------    -------------
Total liabilities ................................................      51,662,654       29,793,132
                                                                     -------------    -------------
Minority interest in consolidated partnerships. ..................       2,434,464        1,571,018
                                                                     -------------    -------------
Redeemable  preferred shares of beneficial  interest,$100 par value;
50,000,000 shares authorized;10,737 shares issued and outstanding
at December 31, 1997 .............................................          --            1,068,226
                                                                     -------------    -------------
Common shareholders' equity: common shares of beneficial interest, no par value; 500,000,000 shares authorized; 9,514,889 and 914,889 shares  issued; and 9,504,889 and 914,889 shares outstanding in 1998
and 1997....................................... ..................      87,081,264        8,345,077

Accumulated deficit ..............................................      (3,073,407)      (1,490,484)
                                                                     -------------    -------------
Total common shareholders' equity ................................      84,007,857        6,854,593
                                                                     -------------    -------------
Total liabilities, minority interest,redeemable preferred shares,
and common shareholders' equity ..................................   $ 138,104,975    $  39,286,969
                                                                     =============    =============

                          United Investors Realty Trust
                      Consolidated Statements of Operations
                                   (unaudited)

                                                           Three Months Ended           Nine Months Ended
                                                      --------------------------------------------------------
                                                        30-Sept-98    30-Sept-97     30-Sept-98       30-Sept-97
Revenues:
  Rental                                              $ 3,835,777    $ 1,268,430    $ 9,262,001    $ 3,725,857
  Recoveries from tenants                               1,118,663        272,618      2,610,559        873,054
  Interest and other income                                73,180          4,313        364,826         20,870
                                                      -----------    -----------    -----------    -----------
     Total revenues                                     5,027,620      1,545,361     12,237,386      4,619,781

Property operating                                        553,722        164,402      1,282,944        423,565
Property taxes                                            682,127        188,566      1,637,342        565,698
Property management fees                                   85,150         42,144        212,098        133,410
General and administrative                                326,194        102,782        696,947        322,770
Advisory fees (FCA)                                       223,624         78,000        545,609        258,750
Depreciation and amortization                             854,964        298,721      2,043,550        870,972
Interest (including write-off of $2,240,652
 in unamortized bridge financing costs in
 March, 1998)                                           1,018,714        606,837      5,009,675      1,825,810
                                                      -----------    -----------    -----------    -----------
      Total expenses                                    3,744,495      1,481,452     11,428,165      4,400,975
                                                      -----------    -----------    -----------    -----------
       Income before minority interest,
        extraordinary item,and preferred share
        distribution requirement                        1,283,125         63,909        809,221        218,806

Minority interest in income of consolidated
 partnerships                                             (31,033)       (16,626)       (92,494)       (38,482)
                                                      -----------    -----------    -----------    -----------
       Income before extraordinary item and
        preferred share distribution requirement        1,252,092         47,283        716,727        180,324

Extraordinary item-prepayment penalties incurred on
 early extinguishment of debt                               --             --          (232,532)          --
                                                      -----------    -----------     -----------    -----------
       Net income                                       1,252,092         47,283        484,195        180,324

Preferred share distribution requirement                     --          (24,158)       (20,670)       (72,474)
                                                      -----------    -----------    -----------    -----------
Net income available
 for common shareholders                              $ 1,252,092    $    23,125    $   463,525  $     107,850
                                                      ===========    ===========    ===========    ===========

Basic and diluted per share amounts:
 Income before extraordinary item
 and preferred share distribution requirement         $      0.13    $      0.05    $      0.10  $        0.20

Extraordinary item - prepayment penalties
 incurred on early extinguishment of debt                    --             --            (0.03)          --

Preferred share distribution requirement                     --            (0.03)             -          (0.08)
                                                      -----------    -----------    -----------    -----------
Net income available for common
 shareholders                                         $      0.13    $      0.02    $      0.07           0.12
                                                      ===========    ===========    ===========    ===========
Weighted average shares outstanding:
  Basic                                                 9,513,639        912,489      7,102,747        912,489
  Diluted                                               9,513,639        912,489      7,102,747        912,489

                        United Investors Realty Trust
                     Consolidated Statements of Cash Flows
                                 (unaudited)


                                                                       Nine Months Ended
                                                                   -----------------------
                                                                 30-Sept-98        30-Sept-97
                                                                 ----------        ----------
Cash flows from operating activities:
  Net income                                                   $    484,195         180,324

  Adjustments to reconcile  net income to net cash
    provided by operating
    activities:
    Depreciation                                                  1,952,035         812,653
    Amortization                                                     91,515          58,319
    Extraordinary item                                              232,532               -
    Amortization of bridge financing costs                        2,240,652               -
    Minority interest in income of consolidated partnerships         92,494          51,188
    Equity in income of investment in real estate venture                 -           4,668
    Changes in operating assets and liabilities                    (750,528)       (239,679)
                                                               ------------    ------------

       Net cash provided by operating activities                  4,342,895         867,473
                                                               ------------    ------------
Cash flows from investing activities:
    Purchase of and capital improvements to investment
     real estate                                                (50,232,910)       (343,805)
    Application of escrow deposits                                1,493,389               -
                                                               ------------    ------------

       Net cash used in investing activities                    (48,739,521)       (343,805)
                                                               ------------    ------------
Cash flows from financing activities:
    Proceeds from bridge financing                               53,689,913               -
    Payments on bridge financing                                (53,689,913)              -
    Proceeds from borrowings                                              -         133,859
    Proceeds from short-term notes payable                           50,000         250,000
    Principal payments on mortgage notes payable                (16,738,923)       (607,444)
    Principal payments on short-term notes payable               (3,275,000)        (40,000)
    Preferred share retirement                                   (1,068,226)              -
    Convertible note retirement                                    (212,400)              -
    Net proceeds from public offering                            78,810,250               -
    Payment of prepayment penalty                                  (232,532)              -
    Payment of bridge financing costs                            (2,240,652)              -
    Preferred share distributions                                   (20,670)        (72,474)
    Payment of distributions                                     (2,046,166)              -
    Distribution to holders of minority interests                (1,646,869)        (50,442)
    Purchase of treasury shares                                     (74,063)              -
    Payment of loan acquisition costs                              (147,789)              -
                                                               ------------    ------------
       Net cash provided by (used in) financing
        activities                                               51,156,960        (386,501)
                                                               ------------    ------------
Increase in cash and cash equivalents                             6,760,334         137,167

Cash and cash equivalents at beginning of period                    346,149         119,316
                                                               ------------    ------------
Cash and cash equivalents at end of period                     $  7,106,483    $    256,483
                                                               ============    ============
     Supplemental disclosures:
       Cash paid for for interest (including $2,240,652
       in cash paid in 1998 for bridge financing costs)        $  5,009,675    $  1,825,810
       Assumption of mortgage debt in connection with
       acquisition of properties                                 40,124,467               -
       Assumption of property tax and security deposit
       liabilities in connection with acquisition of
       properties                                                   641,834               -
       Purchase price adjustments held by third party               172,356               -
       Issuance of downREIT units for property acquisition        2,385,940               -


                     United Investors Realty Trust
                   Notes to Consolidated Financial Statements

1.        Organization and Basis of Presentation

Organization

United Investors Realty Trust (the "Company") was organized on December 1,1988 as a Massachusetts business trust and subsequently converted to a Texas real estate investment trust ("REIT"). The Company operates community shopping centers in the sun belt states of Texas, Arizona, Florida and Tennessee. On March 13, 1998, the Company completed an initial public offering (the "IPO") of 7,600,000 common shares of beneficial interest (the "Common Shares").

Basis of Presentation

These unaudited consolidated financial statements include the accounts of the Company, its subsidiaries and partnerships in which it owns controlling interests. The accompanying consolidated financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Prospectus dated March 6, 1998 associated with its IPO. In the opinion of management, the financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of financial results for the interim periods.

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

2.        Investment in Properties

At December 31, 1997, the Company owned eight shopping center properties containing approximately 754,563 square feet of gross leasable area ("GLA").

During the nine months ended September 30, 1998, the Company acquired 11 properties for a total purchase price of approximately $93,000,000 including assumed debt of approximately $40,000,000. These acquisition properties include approximately 1,694,000 square feet of GLA, of which 488,350 square feet are anchors that are owned by third parties. As of September 30, 1998, the geographic diversification of the Company's portfolio on the basis of GLA owned reflected 24% in the Houston, Texas area, 27% throughout the balance of Texas, 24% in Florida, 17% in Arizona, and 8% in Tennessee.

During the third quarter ended September 30, 1998, the Company acquired the following neighborhood shopping centers.

Colony Plaza Shopping Center

Colony Plaza is located in Sugar Land, Texas, a southern suburb of Houston, and includes approximately 26,800 square feet. An approximately 53,000 square foot Albertson's Grocery Store, which is owned by a third party, anchors the center. The Company acquired Colony Plaza with cash and the assumption of debt. As of September 30, 1998, the center is approximately 84% leased.

Highland Village Shopping Center

Highland Village is located in Sugar Land, Texas, a southern suburb of Houston, and includes approximately 64,200 square feet. Major tenants, which include The Education Station, Half Price Books and Mattress Giant, occupy approximately 16,600 square feet. The Company acquired Highland Village with cash and the assumption of debt. As of September 30, 1998, the center was approximately 99% leased.

The following properties were acquired in the three months ended June 30, 1998.

Town `N Country Plaza

Town `N Country Plaza is a 158,104 square foot shopping center located in Tampa, Florida. The center is anchored by Big Lots (30,000 square feet) and T.J. Maxx (24,000 square feet). As of September 30, 1998, the center is 100% leased.

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

Rosemeade Park Shopping Center

Rosemeade Park is a 49,554 square foot shopping center located in Carrollton, Texas, a northern suburb of Dallas. The center is adjacent to a 58,900 square foot Kroger Supermarket, which is owned by a third party. The center was acquired with cash and assumption of debt, and as of September 30, 1998 is approximately 58% leased.

Big Curve Shopping Center

Big Curve Shopping Center is located in Yuma, Arizona and includes approximately 226,400 square feet of GLA. The center is anchored by a 28,000 square-foot Walgreens, as well as by Miller's Outpost, Albertson's and Michaels. The latter two stores occupy an aggregate GLA of approximately 100,000 square feet that are owned by third parties. The center is approximately 94% leased at September 30, 1998. The Company acquired Big Curve with cash and the assumption of debt.

The following properties were acquired in the three months ended March 31, 1998.

Mason Park

Mason Park is a 218,847 square foot community shopping center located in Houston, and is anchored by Kroger Supermarket, Walgreen's Drug Store, Palais Royal, Cinemark and Petco. A third party owns the 58,800 square foot Kroger store. As of September 30, 1998, the center is approximately 97% leased.

The Market at First Colony

The Market at First Colony is a 156,241 square foot community shopping center located in Houston, and is anchored by a 62,000 square foot Kroger Supermarket, which is owned by a third party. Major tenants in the Company's space include T.J. Maxx, Home Savings, and Eckerd Drugs. A Taco Bell is also part of the center and is owned by the Company. As of September 30, 1998, the center is approximately 97% leased.

Hedwig Shopping Centers

Hedwig Shopping Centers is a 225,204 square foot shopping center located in Houston, and is anchored by Target (120,000 square feet) and Marshall's (35,650 square feet), each of which is owned by third parties. The three separate buildings owned by the Company include approximately 69,500 square feet. As of September 30, 1998, the center is approximately 98% leased.

Benchmark Crossing

Benchmark Crossing is a 58,384 square foot neighborhood shopping center located in Houston, and is anchored by Bally's Total Fitness, which occupies almost 41,000 square feet. The balance of the center is occupied by Click's Billiards, the International House of Pancakes, Burger King and Jack in the Box. The center is 100% leased as of September 30, 1998.

Southwest/Walgreen's Shopping Center

Southwest/Walgreen's Shopping Center is an 83,698 square foot neighborhood shopping center anchored by Southwest Supermarkets and Walgreen's Drug Store. The center is located in Phoenix, Arizona. As of September 30, 1998, the center is 98% leased.

University Mall Shopping Center

The University Mall Shopping Center is s 315,596 square foot shopping center located in Pembroke Pines, Florida (an independent municipality near Ft. Lauderdale). The center is anchored by Uptons, Sports Authority, Ross Stores, Office Max and Eckerd Drugs. Separate buildings are also leased to TGI Fridays, WAG's and Taco Bell. Additionally, Pollo Tropical and Red Lobster are situated on out parcels that are owned by third parties. As of September 30, 1998, the center is approximately 98% leased.

Pending Acquisitions

As of September 30, 1998, the Company was under contract to purchase one additional shopping center, the Twelve Oaks Plaza located in Tampa, Florida.


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

On March 13, 1998, the Company completed its IPO of 7,600,000 shares of the Company's Common Shares at a price of $10.00 per share. The net proceeds from the offering, after deducting the related issuance costs, amounted to approximately $69.4 million. The proceeds of the offering were applied to pay off the bridge loan, acquire properties, purchase all but 3.6% of the outstanding limited partners' interests in the partnership that owns the University Park Shopping Center, purchase the minority interest in Centennial/Park Northern, L.P., repurchase existing short-term and convertible debt, repurchase all outstanding preferred share, and for working capital.

During the second quarter of 1998, the Company purchased the minority interest in Centennial/Park Northern, L.P. for approximately $900,000. In addition, the Company completed the acquisitions of all but 3.6% of the minority interests in University Park, L.P.

Effective April 6, 1998, the Company completed the sale of 1,000,000 Common Shares to the Underwriters in connection with the exercise of their overallotment option. The sale of these 1,000,000 shares at $10.00 per share provided net proceeds to the Company of $9,300,000, which were used for acquisitions and working capital.

4.    Notes and Mortgages Payable

The following table sets forth certain information regarding the indebtedness of the Company as of September 30, 1998:

                                                                   Projected
                                                                     Annual
                                                                    Interest
                               Balance                               As of
                             September 30,   Interest   Maturity  September 30,
       DESCRIPTION               1998          Rate      Date         1998
----------------------------   -------      ----------- --------   ----------

MORTGAGE PAYABLE:
University Park              $ 4,728,992         9.30%   4/1/18      $   435,915
McMinn Plaza I                   344,942         8.25%   7/1/03           25,785
McMinn Plaza W                   613,208         7.63%   11/1/02          42,107
Park Northern                  2,692,473         8.37%   12/1/06         222,868
Hedwig Village II              1,247,588        10.75%   6/10/99          89,165
Hedwig III                     2,303,589        10.75%   6/10/99         164,637
Benchmark                      3,657,170         9.25%   8/1/05          345,183
University Mall               13,254,587         8.44%   12/1/06       1,114,103
Rosemeade                      3,464,204         8.295%  12/1/07         289,589
Town 'N Country                2,462,713         7.50%   12/10/02        181,998
Big Curve                      5,934,381         9.19%   10/1/06         534,490
Colony Plaza                   3,181,333         7.54%   1/1/08          242,256
Highland Square                4,426,863         8.87%   12/1/06         390,238
                             -----------         -----   --------    -----------
Total                        $48,312,043         8.76%               $ 4,078,334
                             ===========         ====                ===========



The Company's indebtedness has interest rates ranging from 7.50% to 10.75%, with a weighted average interest rate of 8.76%, and will mature between 1999 and 2018, with a weighted average remaining term to maturity of 8.47 years.

The Company has executed an agreement with a bank for a $30,000,000 revolving line-of-credit at 150 basis points over LIBOR. The term is for two years, with a one year extension. The line will be secured by first liens on the Market at First Colony, Mason Park, Autobahn, Bandera and Centennial shopping centers.

5.    Per Share Data

The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("Statement 128"), which specifies the computation, presentation and disclosure requirements for basic earnings per share and diluted earnings per share. Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. The number of diluted shares related to outstanding share options is computed by application of the Treasury share method. The following table sets forth the computation of basic and diluted earnings per share:


                                             Three Months                  Nine Months
                                          Ended September 30,          Ended September 30,
                                    ----------------------------   --------------------------
Weighted Average Shares                 1998           1997           1998        1997
-----------------------                 ----           ----           ----        ----

Basic EPS                             9,513,639     912,489         7,102,747      912,489
Effect of dilutive securities:
 Employee share options                  --            --             --            --
                                      ---------     -------         ---------     -------
Diluted EPS                           9,513,639     912,489         7,102,747     912,489
                                      =========     =======         =========     =======
Distributions per share declared      $   0.215     $ 0.047         $   0.430     $ 0.445
                                      =========     =======         =========     =======


The computations above do not assume the conversion of the Company's redeemable debt and redeemable preferred shares in 1997 as they would be antidilutive to earnings per share.

6.    Advisory Agreement

The Company is managed and advised by an entity ("FCA Corp"), affiliated with one of the trust managers (the "Advisor"). The advisory agreement currently provides for a fee based on 6.8% of adjusted funds from operations, as defined. During the three and nine months ended September 30, 1998, the Company incurred fees to the Advisor in the amounts of $224,000 and $545,000, respectively. For the corresponding periods in 1997, the Advisor fees were $103,000 and $259,000, respectively.

7.    Incentive Share Option Plan

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

                                                  Nine Months Ended
                                                  -----------------
                                                9/30/98       9/30/97
                                                -------       -------
Revenue                                       $15,641,000   $15,225,000
                                              ===========   ===========

Income before extraordinary item              $ 1,583,000   $ 3,232,000
                                              ===========   ===========

Net income                                    $ 1,583,000   $ 3,232,000
                                              ===========   ===========

Basic and diluted net income per share
 amounts                                      $    0.15     $     0.34
                                              ===========   ==========



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

United Investors Realty Trust owned 19 community and neighborhood shopping centers at September 30, 1998. Of the Company's properties, 12 are located in Texas (including seven in Houston). The remaining properties are located in Arizona (three), Florida (two), and Tennessee (two). The Company has approximately 350 leases and 315 different tenants. Leases for the Company's properties range from less than a year for smaller spaces to over 25 years for larger tenants. Leases generally provide for minimum lease payments plus payments for the tenants' portion of taxes, insurance, and common area maintenance expenses; some leases also provide for contingent payments based on a tenant's sales volume. Most of the Company's properties are anchored by grocery stores, drug stores, or other national or regional credit tenants.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1998

Net income was $1,252,000 or $.013 per share for the third quarter of 1998, up from $23,000, or $.02 per share, for the same quarter of 1997. The increase in net income from 1997 to 1998 is due primarily to the Company's acquisitions since December 31, 1997.

Rental revenues were $4,954,000 for the third quarter of 1998, as compared to $1,541,000 for the third quarter of 1997. This increase relates almost totally to acquisitions.

Interest expense increased by $412,000 from $607,000 in 1997 to $1,019,000 in 1998. This increase was due mainly to the increase in the average debt outstanding between periods, from $25,000,000 for 1997 to $44,500,000 for 1998. The increase in debt outstanding is primarily a result of expenditures for acquisitions since December 31, 1997. The increases in depreciation and amortization, operating expenses, and property taxes were primarily the result of the Company's acquisitions.

NINE MONTHS ENDED SEPTEMBER 30, 1998

Net income was $464,000 or $0.10 per share in 1998, compared to net income in 1997 of $108,000, or $0.12 per share. Included in net income for 1998 is $2,241,000 in non-recurring amortization of bridge financing costs and $232,000 of extraordinary charges, or an aggregate $0.35 per share in non-recurring and extraordinary expenses. Earnings in 1998 before such charges were $2,936,709 or $0.41 per share. There were no non-recurring or extraordinary charges in 1997. The increase in earnings before non-recurring and extraordinary charges is primarily a result of operating income generated by properties acquired since December 31, 1997.

Rental revenues increased 156% to $11,873,000 in 1998, compared with $4,599,000 for the same period of the prior year. This increase relates almost totally to acquisitions since December 31, 1997.

Interest expense, before non-recurring amortization of bridge financing costs, increased by $943,000 from $1,826,000 in 1997 to $2,769,000 in 1998. Weighted average debt outstanding increased from $25,000,000 for 1997 to $40,000,000 for 1998. The increase in weighted average debt outstanding is primarily a result of expenditures for acquisitions, including the amounts borrowed and repaid under the bridge financing arrangement.

The increases in depreciation and amortization, operating expenses and property taxes were primarily the result of the Company's acquisitions since December 31, 1997.

Liquidity and Capital Resources

The Company acquired four shopping centers for approximately $35,000,000 and refinanced approximately $16,000,000 in mortgage debt in February 1998 with the proceeds of a $53,700,000 bridge financing arrangement. In March and April 1998, the Company sold 8,600,000 Common Shares through the IPO and raised approximately $79,000,000 net of offering costs. Such proceeds were used to repay the bridge financing, acquire partnership units from minority interest holders, retire preferred shares and convertible debt, and acquire five additional properties for approximately $45,000,000 (including $32,000,000 in assumed debt). At September 30, 1998, cash and cash equivalents of approximately $7,106,000 were comprised of remaining IPO proceeds and cash flow from operations for the nine months then ended.

Cash flows provided by operations for the nine months ended September 30, 1998 were $4,343,000 versus $867,000 for the year earlier period. Substantially all of the year to year difference is the result of operating income from properties acquired since December 31, 1997 and the effect of changes in the amounts of and interest rates on mortgage debt as a result of the refinancing (described below) and the assumption of debt in connection with the acquisitions.

The 11 properties acquired since December 31, 1997 comprise approximately 1,206,000 square feet of GLA, and were acquired subject to approximately $40,000,000 in mortgage debt. In addition, one of the properties was acquired by a limited partnership in which the Company is the sole general and a majority limited partner; the limited partnership issued limited partnership units to the sellers of the property in consideration of the sellers contributing the property to the partnership. Such limited partnership units were valued at approximately $2,386,000, and are convertible to 238,600 Common Shares after one year.

In connection with its intention to continue to qualify as a REIT for Federal income tax purposes, the Company expects to continue paying regular dividends to its shareholders. These distributions will be paid from operating cash flows that are expected to increase due to property acquisitions and growth in rental revenues in the existing portfolio and from other sources. Since cash used to pay distributions reduces amounts available for capital investment, the Company generally intends to maintain a conservative distributions payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, and the acquisition of interests in new properties as suitable opportunities arise.

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

During the third quarter of 1998, the Company's Board of Directors approved a plan to repurchase 75,000 shares of the Company's common shares of beneficial interest. As of September 30, 1998 the Company had repurchased 10,000 shares at the market price on the date of repurchase. Subsequent to the end of the quarter the Company has repurchased an additional 18,000 shares.


The Company executed a revolving line of credit agreement during the third quarter of 1998. The line of credit, which initially will be collateralized by five existing Texas properties, will provide for borrowings of up to $30,000,000 at approximately 150 basis points over a London Interbank Offered Rate.

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

Funds From Operations

The Company considers funds from operations to be an alternate measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization of real estate assets as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The National Association of Real Estate Investment Trusts defines funds from operations as net income plus depreciation and amortization of real estate assets, less gains and losses on sales of properties. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from operations increased to $2,205,000 for the third quarter of 1998, as compared to $284,000 for the same period of 1997. For the nine months ended September 30, 1997, funds from operations totaled $5,023,000, up $4,179,000 from the same period of the prior year. This increase relates almost totally to the impact of the Company's acquisitions since
December 31,1997.

                          United Investors Realty Trust
                      Calculation of Funds From Operations
                      and Funds Available for Distribution

                                                      Three Months Ended                  Nine Months Ended
                                                 30-Sept-98     30-Sept-97        30-Sept-98           30-Sept-97
                                                --------------------------------------------------------------------
Funds from operations:
Net income                                     $ 1,252,092    $    23,125         $   463,525          $ 107,850
  Plus depreciation expense                        808,468        260,883           1,922,346            736,854
  Plus write-off of costs associated with
   unsuccessful acquisition                        115,000           --               115,000               --
  Plus loss on early extinguishment of debt           --             --               232,532               --
  Plus write-off of unamortized bridge
   financing costs                                    --             --             2,240,652               --
  Plus minority interest
   (Town 'N Country)                                29,280           --                49,280               --
                                                 ---------        -------           ---------            -------

Funds from operations                          $ 2,204,840    $   284,008         $ 5,023,335          $ 844,704
                                                 =========        =======           =========            =======

Funds from operations per share and downReit
 unit                                          $      0.23    $      0.31         $     0.70           $    0.93
                                                 =========        =======           =========            =======


Funds available for distribution:
Funds from operations                          $ 2,204,840    $   284,008         $ 5,023,335          $ 844,704
Plus amortization of financing costs and
 leasing costs                                      45,014         18,341              91,258             47,394
Less tenant improvements                           (60,379)      (138,820)           (124,366)          (306,286)
Less leasing commissions                           (43,581)       (27,163)            (71,320)           (95,853)
Less capital improvements                          (49,440)          --               (67,470)              --
Less straight line rents                           (42,472)       (44,933)           (176,823)           (68,581)
Other                                               57,352           --                91,915               --
                                               -----------    -----------          -----------         -----------

Funds available for distribution               $ 2,111,334    $    91,433         $ 4,766,529          $ 421,378
                                                 =========        =======           =========          ===========
Funds available for distribution per share
 and downReit unit                             $      0.22    $      0.10         $      0.66          $    0.46
                                                 =========        =======           =========          ===========

Basic and diluted weighted average number of
 shares and downReit partnership units           9,752,233        912,489           7,223,355            912,489




PART II - Other Information

Item 1 - Legal Proceedings - None

Item 2 - Changes in Securities

     On March 13, 1998, the Company completed its IPO of 7,600,000 of the Company's Common Shares at a price of $10.00 per share. Net proceeds from the offering, after deducting the related issuance costs, amounted to approximately $69.3 million. On March 18, 1998, the Company repurchased all outstanding preferred shares at a 3% premium, plus accrued dividends. The total repurchase cost was $1.138 million. The following information is furnished pursuant to Item 701 (f) of Regulation S-K in connection with the Company's IPO:

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

     The number of shares registered: 8,740,000 shares (including 1,140,000 shares subject to the underwriters' overallotment option).

     Aggregate price of the offering amount registered: $87,400,000.

     The number of shares sold: 7,600,000. (in addition, 1,000,000 shares subject to the underwriters' overallotment option were sold in April 1998 and the offering terminated prior to the sale of the remaining 140,000 shares which were subject to the overallotment option.)

     Aggregate offering price of the securities sold: $76,000,000 (upon the sale
of  the  underwriters'   overallotment  option  in  April  1998,  an  additional
$10,000,000 of securities were sold.)

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

        Net offering proceeds excluding the overallotment were: $69,323,895 Net offering proceeds including the overallotment were: $78,819,001

     From the effective date of the Securities Act registration to the end of the current reporting period, the amount of net offering proceeds used for any purpose for which at least 5% of the issuer's total offering proceeds has been used, were:

            Repay Bridge loan                                   $53,683,912
            Break-up fee on bridge loan                             939,468
            Cash portion of University Mall (1)                   4,891,837
            Cash portion of Benchmark Crossing                    1,979,876
            Cash portion of Rosemeade                             1,118,383
            Cash portion of Town 'N Country                         203,489
            Cash portion of Big Curve                             2,884,871
            Cash portion of Colony Plaza                            872,241
            Cash portion of Highland Square                       3,209,287
            Purchase of University Park minority interests (2)      891,800
            Purchase preferred share                              1,138,210
            Repay 10% and 11% short-term notes                      700,000
            Repay unsecured lines-of-credit                         300,000
            Repay 9% Redeemable Convertible Subordinated Notes      218,004
            Fee to Southwest Securities, Inc.                       184,000
            Working Capital                                         190,045
                                                                -----------
                                                                $73,405,423

     (1) Of this amount, $1,400,000 was applied to the repayment of a loan from First Commonwealth Mortgage Trust ("FCMT"), a mortgage trust that is also externally advised by FCA Corp, the Company's advisor. The loan had been used to facilitate the acquisition of the University Mall shopping center.

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

         Not Applicable.

Item 4.  Submisson of Matters to a Vote of Security Holders-None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
                              INDEX TO EXHIBITS

  10.1 Contract of Sale dated October 15, 1997 by and between the Company, Town N' Country Plaza of Tampa, Ltd. and trustee,James H. Shimberg on behalf of land owner (incorporated by reference to Exhibit 10.30 to Company's Quarterly Report on Form 10-Q dated August 14, 1998)

  10.2 Promissory Note Dated December 16, 1997 between South Trust Bank, National Association and Town 'N Country Plaza of Tampa, Ltd. (incorporated by reference to Exhibit 10.31 to Company's Quarterly Report on Form 10-Q dated August 14, 1998)


  10.3 Amended and Restated Partnership Agreement dated May 15, 1998 of UIRT Town 'N Country, L.P.(incorporated by reference to Exhibit 10.32 to Company's Quarterly Report on Form 10-Q dated August 14, 1998)

  10.4 Contract of Sale dated March 23, 1998, by and between the Company and Dermot Big Curve, LLC (incorporated by reference to Exhibit 10.28 to the Company's Current Report on Form 8-K dated June 11, 1998)

  10.5 Promissory Note dated as of September 20, 1996 made by Dermot Big Curve, LLC to Liberty Mortgage Acceptance Corporation, as beneficiary in the principal amount of $6,072,000 (incorporated by reference to Exhibit 10.29 to the Company's Current Report on Form 8-K dated June 11, 1998)

  10.6 Contract of Sale dated June 4, 1998, by and between the Company and Highland Square Partners Ltd. (incorporated by reference to Exhibit
         10.35 to the  Company's  Current  Report on Form 8-K dated  October  7,
         1998)

  10.7 Promissory note dated as of November 26, 1996 made by Highland Square Partners, Ltd. to Belgravia Capital Corporation, as beneficiary in the principal amount of $4,525,000. (incorporated by reference to Exhibit
         10.36 to the  Company's  Current  Report on Form 8-K dated  October  7,
         1998)

**10.8 Contract of Sale dated April 17, 1998 by and between the Company and Veriquest Colony Plaza One 1997.

**10.9 Promissory note dated November 26, 1997 made by Veriquest Colony Plaza One 1997 to Holliday Fenoglio, L.P., as beneficiary in the principal amount of $3,200,000.

**10.10 Revolving Credit Agreement dated August 25, 1998 made by and among the Company and Wells Fargo Bank, National Association.

27.1     Financial Data Schedule (filed herewith)

         (b) Reports on 8-K

             The  Company's  Current  Report on Form 8-K dated July 31, 1998 and
             filed on    August 4, 1998 for   the   purpose   of  reporting the
             acquisition of the Colony Plaza Shopping Center.

             The Company's Current Report on Form 8-K/A for the purpose of providing financial statements and pro forma financial information with respect to the acquisition of the Colony Plaza Shopping Center.

             The Company's Current Report on Form 8-K dated October 7, 1998 for the purpose of reporting the acquisition of the Highland Square Shopping Center.

**       Filed as an exhibit hereto.


                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          UNITED INVESTORS REALTY TRUST

      Dated: November 10, 1998         /s/ R. Steven Hamner
                                       ----------------------------
                                       R. Steven Hamner,
                                       Vice President,Chief Financial Officer

                               INDEX TO EXHIBITS

  10.1 Contract of Sale dated October 15, 1997 by and between the Company, Town N' Country Plaza of Tampa, Ltd. and trustee,James H. Shimberg on behalf of land owner (incorporated by reference to Exhibit 10.30 to Company's Quarterly Report on Form 10-Q dated August 14, 1998)

  10.2 Promissory Note Dated December 16, 1997 between South Trust Bank, National Association and Town 'N Country Plaza of Tampa, Ltd. (incorporated by reference to Exhibit 10.31 to Company's Quarterly Report on Form 10-Q dated August 14, 1998)

  10.3 Amended and Restated Partnership Agreement dated May 15, 1998 of UIRT - Town 'N Country, L.P. (incorporated by reference to Exhibit 10.32 to Company's Quarterly Report on Form 10-Q dated August 14, 1998)

  10.4 Contract of Sale dated March 23, 1998, by and between the Company and Dermot Big Curve, LLC (incorporated by reference to Exhibit 10.28 to the Company's Current Report on Form 8-K dated June 11, 1998)

  10.5 Promissory Note dated as of September 20, 1996 made by Dermot Big Curve, LLC to Liberty Mortgage Acceptance Corporation, as beneficiary in the principal amount of $6,072,000 (incorporated by reference to Exhibit 10.29 to the Company's Current Report on Form 8-K dated June 11, 1998)


  10.6 Contract of Sale dated June 4, 1998, by and between the Company and Highland Square Partners Ltd. (incorporated by reference to Exhibit
         10.35 to the  Company's  Current  Report on Form 8-K dated  October  7,
         1998)

  10.7 Promissory note dated as of November 26, 1996 made by Highland Square Partners, Ltd. to Belgravia Capital Corporation, as beneficiary in the principal amount of $4,525,000. (incorporated by reference to Exhibit
         10.36 to the  Company's  Current  Report on Form 8-K dated  October  7,
         1998)

**10.8 Contract of Sale dated April 17, 1998 by and between the Company and Veriquest Colony Plaza One 1997.

**10.9 Promissory note dated November 26, 1997 made by Veriquest Colony Plaza One 1997 to Holliday Fenoglio, L.P., as beneficiary in the principal amount of $3,200,000.

**10.10 Revolving Credit Agreement dated August 25, 1998 made by and among the Company and Wells Fargo Bank, National Association.

  27.1  Financial Data Schedule (filed herewith)

** Filed as an exhibit hereto.

                                CONTRACT OF SALE

                                     between



                         VERIQUEST COLONY PLAZA ONE 1997

                                     SELLER


                                       AND


                          UNITED INVESTORS REALTY TRUST

                                      BUYER


                     pertaining to the sale and purchase of


                          Colony Plaza Shopping Center
                              Missouri City, Texas

                                CONTRACT OF SALE

         This Contract of Sale (the "Contract") is made and entered into by and between VERIQUEST-COLONY PLAZA ONE 1997, a Texas joint venture having its principal office at 7676 Woodway, Suite 280, Houston, Texas 77067 ("Seller"), and UNITED INVESTORS REALTY TRUST, a Texas real estate investment trust having its principal office at 5847 San Felipe, Suite 850, Houston, Texas 77057 ("Buyer").

                                    ARTICLE I
                                  DEFINED TERMS

          1.1 Definitions. As used herein, the following terms shall have the meanings set forth below:

         "Business Day" means any day other than a Saturday or Sunday on which Federal Savings Banks in Houston, Texas are open for business.

         "Closing" means consummation of the purchase of the Project by Buyer from Seller in accordance with the terms and conditions of Article VIII.

         "Closing Date" means the date specified in Section 8.1 on which the closing will be held.

         "Contract Date" means the later of the two dates set forth immediately above each of the signatures of the parties hereto, on the signature page hereof.

         "Delivery  Date" means the date on which the last to be received of the
(1) Title Commitment in accordance with paragraph 4.1 herein; (2) the Existing Survey in accordance with paragraph 4.2 herein; and (3) the Ownership Documents required by paragraph 5.2(a) herein, are received by Buyer.

         "Earnest Money Deposit" means the moneys deposited by Buyer in escrow with the Title Company at the time and in the amount specified in Section 3.2.
,
         "Improvements" means the neighborhood shopping center (the "Shopping Center") known as Colony Plaza Shopping Center, containing approximately 26,513 square feet of improved retail space, located in Missouri City, Texas, the fixtures and other improvements now or hereafter situated upon the tract of land described on Exhibit "A".

         "Inspection Period" means the period commencing on the Delivery Date and ending 15 days thereafter.

         "Land" means that certain tract of land located in Fort Bend County, Texas, and being more fully described on Exhibit "A", together with all rights appurtenant thereto.

         "Leases" means all currently effective leases for space in the Improvements, including all amendments and modifications thereto and any and all other agreements with Tenants.

         "Permitted Exceptions" means those exceptions or conditions that affect or may affect title to the Project that are approved or deemed to be approved by Buyer in accordance with Section 4.3 or Section 4.4.

         "Personal Property" means (a) all tangible personal property owned by Seller and located on, attached to, or used in connection with, the operation of the Real Property (but not including any tangible personal property owned or leased by Tenants), (b) Seller's interest in all personal property leases, licenses, permits, plans, studies, and utility arrangements with respect to the Real Property, (c) Seller's interest in all service, maintenance, management or other contracts relating to the ownership or operation of the Real Property, and
(d) Seller's interest in all warranties and guaranties, if any, relating to the Real Property.

         "Project" means, collectively, the Real Property, the Leases, and the Personal Property for the Shopping Center.

         "Purchase Price" means the total consideration to be paid by Buyer to Seller for the purchase of the Project.

         "Real Property" means the Land and the Improvements for the Shopping Center.

         "Rent Roll" means a schedule for the Project identifying the Tenants at the Project and providing certain information with respect to the Leases in accordance with Section 5.2 (a)(iii).

         "Tenants" means those persons holding rights as tenants of the Shopping Center.

         "Title Company" means Safeco Land Title Company, having its principal office at 8080 North Central Expressway, Suite 500,
Dallas, Texas 75206, Attention: Maggie Fielding, Executive Vice President and Escrow Officer.

         "Title Underwriter" means Lawyer's Title Insurance Corporation.

         "Trade Name" means the name "Colony Plaza Shopping Center", as well as any other name utilized in conjunction with the operation of the Project.

         1.2 Other Defined Terms. Certain other defined terms shall have the respective meanings assigned to them elsewhere in this Contract.

                                   ARTICLE II
                         AGREEMENT OF PURCHASE AND SALE

          On the terms and conditions stated in this Contract, Seller hereby agrees to sell and convey to Buyer, and Buyer hereby agrees to purchase and acquire from Seller, the Project.

                                   ARTICLE III
                                 PURCHASE PRICE

         3.1 Purchase Price. The Purchase Price (herein so called) to be paid by Buyer to Seller equals Four Million Two Hundred Thousand and No/100 Dollars ($4,200,000.00). The Purchase Price, net of all prorations set forth in this Contract, shall be payable to Seller through the Title Company at the Closing as follows:

         (a) The agreement of Buyer to assume (except for the matters described in Section 5.3 hereof), the then current balance of that certain first lien promissory note (the "Existing Note") as of the Closing Date, which is described below, which note is secured by the following described existing first lien created by that certain deed of trust (the "Existing Lien") of even date therewith, to-wit:

         Promissory Note in the original principal sum of $3,200,000.00, executed by VeriQuest-Colony Plaza One 1997, a Texas joint venture, made payable to the order of Holliday Fenoglio, L.P. (the "Lender"), dated as of November 26, 1997, secured by a deed of trust to William Campbell, Trustee, also dated as of November 26, 1997, against the Project, such deed of trust having been recorded in the Deed of Trust Records of Fort Bend County, Texas.

Seller represents that the unpaid principal balance of the Existing Note equals approximately $3,200,000.00 as of the Closing Date.

         (b) The difference between the Purchase Price and the aggregate unpaid principal balance of the Existing Note as of the Closing Date shall be paid in cash to Seller at the Closing, subject to prorations and other credits provided for in this Contract. The cash portion of the Purchase Price, net of all prorations set forth in this Contract, shall be payable to Seller through the Title Company at the Closing in cash or in good federal funds.

         3.2 Earnest Money Deposit. Within three (3) business days after the Contract Date, Buyer shall deliver the sum of One Hundred Thousand and No/100 Dollars ($100,000.00) as an earnest money deposit (the "Earnest Money Deposit") in cash to the Title Company. The Earnest Money Deposit shall thereafter be held by the Title Company in escrow to be applied or disposed of by it as is provided in this Contract. The Earnest Money Deposit shall be invested in short-term commercial paper having a maturity of thirty (30) days or less and rated P-1 by Moody's Investor Service, Inc. or A-1 by Standard & Poor's Corp., or in some other interest-bearing investment acceptable to the Buyer. All interest earned thereon shall become part of the Earnest Money Deposit. If the purchase and sale hereunder are consummated in accordance with the terms and conditions hereof, the Earnest Money Deposit shall be applied to the Purchase Price at the Closing. In all other events, the Earnest Money Deposit shall be disposed of by the Title Company as provided elsewhere in this Contract.

                                   ARTICLE IV
                         TITLE AND SURVEY AND INSPECTION

         4.1 Title Commitment. Within three (3) days after the Contract Date, Seller agrees to order, at the sole cost and expense of Buyer, a current commitment for Title Insurance for the Project (the "Title Commitment") countersigned by the Title Company, as agent for the Title Underwriter, which Title Commitment shall be furnished to Buyer. The Title Commitment shall contain the express commitment of the Title Company to issue a Texas Form T-1 Owner's Policy of Title Insurance to the extent permitted by Texas law for the Project, which shall otherwise be in form and content consistent with Section 4.5 below. The Title Commitment shall be accompanied by legible copies of all instruments that create or evidence title exceptions affecting the Real Property.

         4.2 Survey. Within three (3) days after the Contract Date, Seller agrees to furnish to Buyer a copy of the boundary and improvement survey for the Project, dated November 19, 1997, in its possession prepared by Gary Boles of Clark Surveyors (the "Existing Survey"). Buyer has the right to obtain, at Buyer's sole cost and expense, an update of the Existing Survey to a date subsequent to the Contract Date as certified to Buyer and the Title Company (the "Survey"). The Survey certification shall be in such form as Buyer may require. The metes and bounds description of the Land contained in the Survey, if different from that attached as Exhibit "A" hereto, shall be used for purposes of describing the Real Property in the Special Warranty Deed conveying title to the Real Property from Seller to Buyer.

         4.3 Review of Title Commitment and Survey. Buyer shall have a period of fifteen (15) days (the "Title Review Period") after delivery to Buyer of both the Title Commitment and the Existing Survey in accordance with paragraphs 4.1 and 4.2 above in which to review the Title Commitment and the Survey and give written notice to Seller specifying Buyer's objections (the "Objections"), if any, to the Title Commitment and the Survey. If Buyer shall fail to give written notice of Objections to Seller prior to the expiration of the Title Review Period, then all exceptions to title shown on Schedules B and C of the Title Commitment shall be deemed to be Permitted Exceptions.

         4.4 Seller's Obligation to Cure; Buyer's Right to Terminate. If Buyer shall have timely notified Seller in writing of Objections to the Title Commitments or the Survey, then Seller may, but shall not be obligated to, at any time prior to the expiration of the Inspection Period (the "Cure Period"), give written notice ("Seller's Title Cure Notice") to Buyer of Seller's intention to satisfy the Objections prior to the Closing Date. If Seller fails to timely give Buyer the Seller's Title Cure Notice, then Buyer shall have the option, prior to Closing, to either (i) waive the unsatisfied Objections, in which event those unsatisfied Objections shall become Permitted Exceptions, or
(ii) terminate this Contract, in which event the Earnest Money Deposit shall be returned to Buyer and Seller and Buyer shall have no further obligations, one to the other, with respect to the subject matter of this Contract.

         4.5 Title Policy. At the Closing, Seller shall cause, provided that Buyer pays the cost thereof, a standard T-1 form Owner's Policy of Title Insurance (the "Owner's Title Policy") to be furnished to Buyer by the Title Company. The Owner's Title Policy shall be issued by the Title Underwriter and shall insure that Buyer has good and indefeasible fee simple title to the Project, subject only to the Permitted Exceptions. The Owner's Title Policy shall contain no exceptions other than (i) rights of tenants in possession, as tenants only, (ii) visible and apparent easements, as shown on the Survey, and
(iii) Permitted Exceptions. At Buyer's option and cost, the "survey exception" in the Owner's Title Policy shall be modified to read "shortages in area only". The tax exception shall be limited to taxes for the year of Closing and subsequent years not yet due and payable and subsequent assessments for prior years due to change in land usage or ownership.

         4.6      Inspection.

         (a) Buyer shall have the right, during the Inspection Period, to make such examinations, studies, tenant credit checks, appraisals, inspections, engineering, environmental and insurance underwriting tests and investigations (the "Inspections") of the Project as Buyer may deem advisable. Such Inspections shall include, without limitation, review of current operating statements, operating statements for the year 1997 and year-to-date 1998, current rent roll, true copies of the latest real estate tax bills, true and complete copies of all service contracts affecting the Project, and any and all other contracts and agreements relating to the Project. Seller shall cooperate with Buyer in making available the Project for Buyer's Inspections, including any and all books and records relating thereto. Buyer may also reinspect the Project prior to Closing to verify that the Project has remained in the same physical shape, ordinary wear and tear excepted, as the Project was during the Inspection Period.

         (b) If Buyer elects for this Contract to remain in full force and effect beyond the Inspection Period, then Buyer, at its sole option, shall deliver written notice (the "Notice to Continue") thereof to Seller and Title Company, on or before the expiration of the Inspection Period. Once the Notice to Continue has been given, the Earnest Money Deposit shall become at risk. If, however, Buyer does not timely deliver the Notice to Continue prior to the expiration of the Inspection Period, or if Buyer notifies Seller and Title Company that Buyer has no further interest in purchasing the Project, then, in either event, the Earnest Money Deposit shall be returned to Buyer, and thereafter Seller and Buyer shall have no further obligations, one to the other, with respect to the subject matter of this Contract. Failure to deliver the notice to the Seller herein prior to the expiration of the inspection period shall be deemed to be Buyer's election to terminate the contract.

         (c) Buyer shall indemnify and hold harmless the Seller from and against all loss, liability, damage, injury and claims resulting from Buyer's testing or inspection of the Project; provided, however, this indemnity shall not include, and shall specifically exclude, any loss, liability, damage etc. arising out of or resulting from Seller's negligence, gross negligence or willful misconduct and the discovery of any condition that may require remediation under applicable environmental laws. This indemnity shall survive the Closing or termination of this Contract for a period of six months, after which this indemnity shall automatically terminate.

         4.7 Additional Delivery Requirements. Buyer has advised Seller that it is a "reporting" company under the Securities Exchange Act of 1934, and by reason thereof, Buyer is required to conduct an audit of the Project in conformity with the rules and regulations promulgated by the Securities and Exchange Commission. To this end, Seller agrees to cooperate with Buyer to grant access to Buyer's auditors and authorized representatives in order to permit them to conduct an audit of the books and records of the Project and to furnish to Buyer and its authorized agents financial statements, rent rolls and federal income tax returns associated with the Project for the last three fiscal years, or since its completion date, if less than three years. Upon completion of the audit, Seller also agrees to sign a representation letter to Buyer that, to Seller's best information, all information furnished to Buyer in this regard is true and complete in all material respects.

                                    ARTICLE V
                     REPRESENTATIONS, WARRANTIES, COVENANTS,
                            AND AGREEMENTS OF SELLER

         5.1 Representations and Warranties of Seller. Seller's representations and warranties set forth in this Contract are true and correct in all material respects as of the Contract Date and will be true and correct in all material respects on the Closing Date. Such representations and warranties shall survive for a period of six months after the Closing Date and shall not be merged therein. Seller hereby represents and warrants to Buyer as follows:

         (a) Seller has the full right, power, and authority to sell and convey to Buyer the Project as provided in this Contract and to carry out Seller's obligations hereunder, and all requisite action necessary to authorize Seller to enter into this Contract and to carry out Seller's obligations hereunder has been, or on the Closing Date will have been, taken;

         (b) There are no adverse or other parties in possession of the Project, or of any part thereof as lessees, tenants at sufferance, or trespassers, except Tenants referenced in the Rent Roll to be delivered pursuant to Section 5.2(a);

         (c) Seller has not received written notice from any governmental or quasi-governmental agency or insurance underwriter requiring or suggesting that Seller should correct any condition with respect to the Project, which condition remains uncorrected;

         (d) Seller has not received written notice of any pending condemnation action with respect to all or any portion of the Project and there are no existing condemnation or other legal proceedings affecting the existing use of the Project by any governmental authority having jurisdiction over or affecting all or any part of the Project;

         (e) There is no litigation pending or threatened, affecting the Project other than as incurred in the normal course of business and with respect to which Seller's insurance underwriter(s) is responsible or with respect to which Seller shall indemnify and hold harmless Buyer from and after the Closing Date;

         (f) There are no unpaid assessments (governmental or otherwise) for sewers, water, paving, electrical power or otherwise affecting the Project (matured or unmatured) and no such assessments are threatened;

         (g) This Contract constitutes a valid and binding obligation of the Seller, enforceable in accordance with its terms;

         (h) The Seller has good and indefeasible title to the Project, free and clear of any claim, lien, encumbrance, easement, restriction or other charge, other than the Permitted Exceptions;

         (i) The current use of the Project complies with all currently applicable zoning ordinances and governmental requirements;

         (j) Except as expressly referred to herein, there are no licenses or security interest against the Land, the Improvements, or the Personal Property or against any other portion of the Project, nor are there any liens or actions pending which would result in the creation of any lien against the Land, the Improvements or against any other portion of the Project, including, but not limited to water, sewage, street paving, electrical or power improvements, which give rise to any lien completed or in progress. At the Closing, there will be no unpaid bills or claims in connection with any repair of the Improvements or other work performed or material purchased in connection with the Improvements;

         (k) The Service Contracts, Leases and other agreements delivered to Buyer pursuant to this Contract constitute all contracts, leases or agreements affecting the Project (and the ownership and use thereof); the Ownership Documents delivered pursuant to Section 5.2 herein are true and correct copies of the originals and no other amendments or modifications exist thereto; and no defaults, or events which with notice and/or passage of time would constitute default, exist thereunder; and each of the Service Contracts (as that term is defined in Section 5.2(a)(vi)) pertaining to the Project is terminable without cause prior to the Closing Date;

         (l) To Seller's best information, there are no circumstances existing that would adversely affect the use or value of the Project as a shopping center;

         (m) No permission, approval or consent by any other person, including any of partners, shareholders, directors or officers of any of the Seller, or governmental authorities is required in order for Seller to consummate this Contract, except the holder of the Existing Note;

         (n) The existing water, sewer, gas and electricity lines, storm sewer and other utility systems on the Land as of the date hereof are not impaired and are sufficient to serve the Project for its current uses. All existing utilities enter the Land through adjoining public streets or private land in accordance with valid public or private easements that will inure to the benefit of Seller and its successors and assigns. All of said utilities have been installed and are operating, with all installation and connection charges paid in full;

         (o) Based on currently applicable taxes, Seller has paid all taxes, charges, and assessments (special or otherwise) required to be paid to any taxing authority with respect to the Project (except for taxes and assessments for the current year not yet due and payable); and no action or proceeding currently exists by a governmental agency or authority for the assessment or collection of currently applicable taxes, charges, or assessments with respect to the Project;

         (p) The executed Leases, which are to be delivered by Seller to Buyer at Buyer's principal office in accordance with the terms of this Contract, are and shall be true and correct copies, and no Tenants are or shall be entitled to any rebates, allowances, rent concessions or free rent for any period subsequent to the Closing. All obligations and items of an inducement nature to be performed by the Seller as landlord under any of the Leases or to which Seller otherwise agreed to perform have been fully performed and no commitments have been made to any Tenant for repairs or improvements other than a general landlord requirement for normal maintenance in the future. No Leases shall be further modified or amended without the prior written consent of Buyer, which consent shall not be unreasonably withheld. Except as reflected on the current Rent Roll to be delivered to Buyer pursuant to the provisions of Section 5.2 below, no Tenant has given Seller notice of its intention to vacate its leased premises prior to the end of the primary term (or any current renewal or extended term). All of the Leases are in full force and effect without current default by Seller or the respective Tenants. There are no pending claims asserted by any past or present Tenants for offsets against rent or any other claims (whether monetary or otherwise) made against Seller, as landlord, under the Leases or otherwise. There are no fees or commissions payable to any person or entity in regard to the Leases or the Project, except as specifically set out in the Rent Roll;

         (q) All financial and operating statements, rent rolls, contracts, agreements and books and records delivered by Seller to Buyer relating to Seller and its business are true and correct in all respects; and there are no omissions of any material facts relating thereon;

         (r) The Project is not in violation of any applicable laws, rules, regulations, ordinances, contracts or agreements, including, without limitation, any and all state, local, city or federal environmental laws, rules and regulations, any restrictive use agreements, or reciprocal easement or other similar agreements filed of record in Fort Bend County, Texas and applicable to the Project;

         (s) Seller has full right, title and authority to enter into this Contract, without the joinder or consent of any other party, and that no other party has any right, option, interest, or claim to all or any part of the Project, whether subject to earnest money contract, option agreement, right of first refusal, reversionary or future interests, or right of reverter; and

         (t) Seller is not a foreign person or entity pursuant to the Foreign Investment in Real Property Tax Act or the Tax Reform Act of 1986, and Buyer is not obligated to withhold any portion of the Purchase Price for the benefit of the Internal Revenue Service.

         5.2 Covenants and Agreements of Seller. Seller covenants and agrees with Buyer as follows:

         (a) Within five (5) business days following the Contract Date, Seller shall deliver to Buyer the following items (the "Ownership Documents") with respect to the Project:

                  (i) To the extent that Seller has in its possession, copies of "as-built" plans and specifications for the Improvements and copies of the results of all physical inspections, all structural, mechanical, engineering reports, soil reports and traffic studies that have been prepared with respect to the Real Property, and a zoning verification letter from the authorities of Missouri City, Texas with copies of all applicable zoning ordinances then in effect which apply to the Project;

                  (ii) Current certificates of occupancy in the name of the Seller and building permits (if available) for each building within the Project, and, to the extent that Seller has in its possession, a current phase I environmental report and ADA study;

                  (iii) Current Rent Roll for the Project, which Rent Roll shall set forth with respect to each Tenant the following;

                           (A) the name and street or unit number of the Tenant;

                           (B) the term of the Tenant's Lease, its commencement and expiration dates, any renewal terms or extensions and the base rent and percentage rent, if any, payable thereunder;

                           (C) the amount of monthly base rent and percentage rent, if any, payable by and portion of the Project's CAM and real estate taxes and insurance premiums recoverable from each Tenant and any other payments for which such Tenant is liable;

                           (D) amount of prepaid rent and the amount of security and other deposits due under the Lease and held by Landlord;

                           (E) the amount of any ongoing Lease commission obligations, if any, and to whom such commission is owed and copies of all brokerage commission agreements relating to the Leases;

                           (F) any uncured defaults and the amounts of any unpaid rents, percentage rents, and other payments past due thereunder;

                           (G) the amount of any offsets or credits against rental, if any; and

                           (H) any concessions granted to the Tenant, including, without limitation, free rent, rental rebates or credits, lease take-over arrangements, cash payments, and moving allowances;

                  (iv) Copy of the most recent or current real estate and personal property tax bills or other documentation showing the amount of current real property taxes and the assessed value of the Project;

                  (v) A schedule setting forth property and liability insurance coverage on or affecting the Project and the current premiums therefor together with a written summary of all claims made against the Project's insurance policies since January 1, 1997.

                  (vi) Copies of all existing service, maintenance, operations, and management and other contracts relating to the management, operation or maintenance of the Project (the "Service Contracts"), and any commission agreements affecting the Project;

                  (vii) Copies of true and correct operating income and expense statements with respect to the Project, accurately reflecting the operating history of the Project for calendar year 1997 and for year-to-date 1998, together with operating budgets for calendar years 1997 and 1998, if available, for the Project;

                  (viii) A detailed summary of all capital expenditures for the calendar years 1997 and for year-to-date 1998, together with the capital expenditure budgets for calendar years 1997 and 1998, if available, for the Project;

                  (ix) All warranties and guaranties currently in force, if any, relating to the Project or any equipment, appliances or other personalty located in or used on the Real Property and in the possession of Seller or its agents;

                  (x) True and complete copies of all Leases, including all amendments, extensions and modifications thereof; and

                  (xi) Such other information and/or documentation as Buyer shall reasonably request, and which is in Seller's possession or control; provided the delivery of such documents shall not postpone the Delivery Date.

         All materials delivered by Seller to Buyer pursuant to this Sections 4.6, 4.7 and Section 5.2(a) shall be held in confidence by Buyer and disclosed only to its attorneys, accountants, and prospective lenders and securities underwriters and their respective attorneys. If the parties fail to consummate the transaction described herein for any reason other than the Seller's default, Buyer shall return to Seller all materials delivered by or on behalf of Seller pursuant to or in connection with this Contract.

         (b) From the Contract Date until the Closing Date, Seller undertakes and agrees, with respect to the Project, that it will:

                  (i) Operate and maintain the Project in a good and workmanlike manner and in accordance with all applicable laws;

                  (ii) Promptly notify Buyer in writing of any litigation, arbitration or administrative hearing before any court or governmental agency concerning or affecting the Project which is instituted or threatened after the Contract Date;

                  (iii) Following the expiration of the Inspection Period, not terminate or modify any Lease or commence any judicial action against any Tenant other than in the normal course of business without the prior written consent of Buyer, which consent shall not be unreasonably withheld;

                  (iv) Following the expiration of the Inspection Period, not execute any new lease or agree to the terms of any lease renewal without the prior written consent of the Buyer, which consent shall not be unreasonably withheld;

                  (v) Promptly notify Buyer in writing of any notice received from a Tenant of its election to vacate its leased premises or terminate its Lease, or of any election by Seller to terminate any Lease or commence any judicial action against any Tenant;

                  (vi) Not sell, exchange, transfer, assign, convey or encumber or otherwise dispose of all or any part of the Project or any interest therein, nor shall Seller remove any Personal Property unless Seller shall replace the removed items with similar items of comparable quality;

                  (vii) Maintain the Project in good condition and repair, except for normal wear and tear, and Seller shall not in any manner neglect the Project;

                  (viii) There will be no rental or other concessions of any nature granted to any Tenant other than those set forth in the Leases and on the Rent Roll delivered to Buyer pursuant to
                  Section 5.2 (a)(iii), above;

                  (ix) Promptly notify Buyer in writing if Seller discovers any defect, error or omission in any of the Ownership Documents, detailing the nature of the defect, error or omission;

                  (x) Not, without the prior written consent of the Buyer, enter into or modify any Service Contracts which are not terminable without cause on or before the Closing Date; or

                  (xi) Not, without the prior written consent of Buyer, consent to any assignment or sublease or other encumbrance by a Tenant of its interest, or any part thereof, in its Lease, except as may be required by the terms of the Lease.

         5.3      Agreements Concerning Existing Note.

         (a)  Notwithstanding   anything  to  the  contrary  contained  in  this
Contract, the Existing Note, the Existing Lien, or in any other document or agreement made or executed in connection herewith or therewith, it is agreed that Buyer shall assume payment of the Existing Note and performance of the agreements of the Existing Liens and any other instrument securing the payment of the Existing Note which accrue or arise after the Closing Date.

         (b) At the Closing, Seller agrees to use its best efforts to obtain from the holder of the Existing Note (the "Lender") a Lender's Consent and Estoppel (herein so called) signed by the Lender, confirming that it has no objection to the sale to Buyer of the Project, subject to the unpaid principal balance of the Existing Note as of the Closing Date, provided that Buyer assumes liability for the payment of the Existing Note and the other instruments securing the Existing Note, which accrue or arise after the Closing Date.
Further, the Lender's Consent and Estoppel shall state as of the date not earlier than the first day of the month in which this Contract is closed, the following:

                  (i) The unpaid balance of principal and accrued interest on the Existing Note;

                  (ii) That there are no past due payments either of principal or interest owing on the Existing Note;

                  (iii) That to the current actual knowledge of the Lender (without any investigation), there are no uncured defaults under the Existing Lien or any other instrument securing the Existing Note;

                  (iv) That the Existing Note, the Existing Lien and all other instruments securing the Existing Note are, to the current actual knowledge of Lender (without any investigation), presently in full force and effect;

                  (v) The amount of any impounds held by the Lender for payment of insurance premiums or ad valorem taxes or other expenses related to the Project and the Existing Lien securing same; and

                  (vi) The amount of each monthly payment and the amount of monthly impounds.

         Buyer  agrees  to  provide   Lender  with  all  available   information
reasonably needed to obtain the Lender's Consent and Estoppel from the Lender.

         (c) Seller agrees to pay to Lender any transfer fee or other costs charged by the Lender, in connection with its agreement to permit the transfer of the Project to the Buyer and obtaining the Lender's Consent and Estoppel.

         (d) Seller shall not, at any time, either prior to or after Closing, alter, renew, rearrange, restructure or refinance any indebtedness evidenced by the Existing Note or modify the Existing Note or any instrument securing the Existing Note, without the prior written consent of Buyer; and Seller shall neither accept nor request any extension, postponement, indulgence or forgiveness of the Existing Note or the indebtedness evidenced thereby, without the prior written consent of Buyer.

         5.4  Survival  Beyond   Closing.   The   representations,   warranties,
undertakings and agreements of Seller contained herein shall survive for a period of six months after the Closing and shall not be merged therein.

                                   ARTICLE VI
                   REPRESENTATIONS, WARRANTIES, COVENANTS AND
                               AGREEMENTS OF BUYER

                  Buyer represents, warrants, covenants, and agrees with, Seller as of the Contract Date, that, except as otherwise hereinafter expressly provided, Buyer has the full right, power, and authority to purchase the Project from Seller as provided in this Contract and to carry out Buyer's obligations under this Contract, and all requisite action necessary to authorize Buyer to enter into this Contract and to carry out Buyer's obligations hereunder has been, or on the Closing Date will have been, taken.
                                   ARTICLE VII
                   CONDITIONS PRECEDENT TO BUYER'S PERFORMANCE

7.1 Conditions Precedent to Buyer's Obligations. Buyer shall not be obligated to consummate the transaction described in this Contract unless:

         (a) Seller shall have furnished or caused to be furnished to Buyer all of the items required to be furnished by Seller under Section 5.2(a);

         (b) Seller shall have furnished or caused to be furnished to Buyer the Lender's Consent and Estoppel described in Section 5.3;

         (c) Seller shall have performed in all material respects all of the agreements, covenants and obligations contained in this Contract to be performed or complied with by Seller on or prior to the Closing Date;

         (d) All representations and warranties made by Seller hereunder shall be true, complete and accurate in all material respects as of the Closing Date;

         (e) The Title Company shall be prepared to deliver at Closing the Owner's Title Policy described in Section 4.5;

         (f) UCC searches conducted by the Title Company within five (5) days prior to the Closing Date shall show that none of the Personal Property has been pledged, encumbered or transferred;

         (g) Tenant Estoppel Certificates shall have been received by Buyer from at least 80% of the tenants in number and gross revenues of the Project, which Estoppel Certificates shall confirm the information set forth on the Rent Roll delivered (A) as part of the Ownership Documents, as modified to reflect any non-substantive changes thereto, or (B) with respect to Tenants who have executed new leases since the Contract Date, as reflected on the Rent Roll to be delivered in connection with the Closing;

         (h) If the Project is subject to any reciprocal easement agreements, agreement of covenants, conditions and restrictions or similar documents pertaining to the Project and any adjoining properties, Buyer shall have received an estoppel certificate from all parties to such instruments, which estoppel certificate shall be dated not more than 30 days prior to the Closing Date and shall state, inter alia, that there are no defaults by Seller or claims against Seller arising out of such documents and shall otherwise be in form and substance reasonably acceptable to Buyer;

         (i) There shall be no material change in the matters reflected in the Title Commitment or Survey and all municipal and utility services shall be available to the Project;

         (j) No material changes shall have occurred or be threatened with respect to the Project which would adversely affect the findings made during the Inspection Period;

         (k) The Improvements and Personal Property at the Project shall be in the same condition as they were during the Inspection Period, ordinary wear and tear excepted;

         (l) There shall be no litigation pending or threatened that could materially adversely affect the Project; and

         (m) No Tenants (other than Einstein Bagels) occupying space under Leases covering in the aggregate 6,000 square feet of space, have filed a petition under any section of the Bankruptcy Code, as amended, or under any similar law or statute of the United States or any State thereof; nor shall any Tenants occupying space under Leases covering in the aggregate 6,000 square feet of space have been adjudged bankrupt or insolvent and no receiver or trustee shall have been appointed for any such Tenants or any of the assets of any such Tenants; and any Tenants occupying space under Leases covering in the aggregate 6,000 square feet of space shall not "have gone dark" with respect to their space at the Project or shall have notified Seller of their intention to do so.

         7.2 Termination if Conditions Precedent not Satisfied or Waived. If any of the conditions precedent to the performance of Seller's obligations under this Contract have not been satisfied, waived, or deemed waived by the Buyer within the time frame established herein or otherwise by the Closing Date, then the Buyer may, at its option, by written notice delivered to the obligated party and Title Company, terminate this Contract, in which event the Earnest Money Deposit shall be returned to Buyer and thereafter Buyer and Seller shall have no further obligations, one to the other, with respect to the subject matter of this Contract.

                                  ARTICLE VIII
                                     CLOSING

         8.1 Date and Place of Closing. Provided that all of the conditions of this Contract shall have been satisfied prior to or on the Closing Date (herein so called), the Closing (herein so called) of this transaction shall take place at the offices of the Title Company in Dallas, Texas, thirty (30) days after the expiration of the Inspection Period or the Title Review Period, whichever is later, or such earlier date as may be specified by Buyer by not less than five
(5) days advance written notice to Seller.

         8.2      Items to be Delivered at or Prior to the Closing

         (a) Seller. At the Closing, Seller shall deliver or cause to be delivered to Buyer or the Title Company, the following items fully executed and acknowledged where so indicated by all necessary parties in respect to the
Project:

                  (i) The Owner's Title Policy to Buyer, at Buyer's expense, in the form specified in Section 4.5 (unless waived by Buyer in accordance with the provisions of Section 4.5);

                  (ii) A Special Warranty Deed with Assumption, duly executed and acknowledged by Seller, in the form of Exhibit "C", subject only to the Permitted Exceptions;

                  (iii) The original Leases, or, if any original Leases are not available, copies of any such Leases certified by Seller as being true, correct and complete;

                  (iv) Duplicate originals of an assignment and assumption of leases (the "Assignment of Leases") in the form attached hereto as Exhibit "D", duly executed by Seller;

                  (v) A bill of sale and assignment in the form, attached hereto as Exhibit "E", duly executed by Seller;

                  (vi) Duplicate originals of an assignment and assumption of Service Contracts (the "Assignment of Service Contracts") in the form or substantially the form, attached hereto as Exhibit "F", duly executed by Seller;

                  (vii) An affidavit, in the form, or substantially in the form, attached as Exhibit "G", in compliance with Section 1445 of the Internal Revenue Code of 1986, as amended, and any regulations promulgated thereunder, stating under penalty of perjury the Seller's United States identification number and that Seller is not a "foreign person" as that term is defined in Section 1445, duly executed and acknowledged by Seller;

                  (viii) A notice of sale in the form, or substantially in the form, attached hereto as Exhibit "H", (the "Tenant Notice Letter") for each of the Tenants, duly executed by Seller and Buyer;

                  (ix) A tenant estoppel letter in the form attached hereto as Exhibit "I" from each Tenant at the Project, as prescribed in
                  Section 7.1(g), which estoppel letters shall be signed and dated by each Tenant not more than 30 days prior to the Closing Date;

                  (x) All keys or other access devices in the possession of Seller or its agents to all locks located at the Project;

                  (xi) Originals of all Service Contracts, plans, governmental approvals, and other contracts and agreements in Seller's possession relating to the ownership and operation of the Project;

                  (xii) Originals, to the extent available, and, if not available, true and correct copies of all books and records pertaining to the operation of the Project for the calendar year 1997 and for year-to-date 1998, in the possession of Seller or Seller's agent;

                  (xiii) Appropriate evidence of authorization and opinion of Seller's counsel reasonably satisfactory to the Title Company (if required by the Title Company) regarding the consummation of the transaction contemplated by this Contract;

                  (xiv) Unless waived by Buyer, notices of cancellation, to be effective within thirty days of the Closing Date, of all Service Contracts affecting the Project;

                  (xv) A reaffirmation certificate executed by Seller wherein Seller reaffirms and confirms that the representations and warranties of Seller set forth in this Contract are true and such representations and warranties of Seller remain true and correct as of the Closing Date;

                  (xvi) Letters to all utility companies advising of the change of ownership of the Project and an assignment of any deposits currently held by the utility company for the benefit of the Seller;

                  (xvii) Any other items reasonably requested by the Title Company as administrative requirements for consummating the Closing.

         (b) Buyer. At the Closing, Buyer shall deliver or cause to be delivered to Seller or the Title Company, the following items:

                  (i) The cash sum required by Section 3.1 and the Assumption Deed of Trust in the form of Exhibit "C";

                  (ii) Duplicate originals of the Assignment of Leases duly executed by Buyer;

                  (iii)  Duplicate   originals  of  the  Assignment  of  Service
                  Contracts duly executed by Buyer;

                  (iv) Appropriate evidence of authorization reasonably satisfactory to Seller and the Title Company for the consummation of the transaction contemplated by this Contract; and

                  (v) Any other items reasonably requested by the Title Company as administrative requirements for consummating the Closing.

         8.3 Adjustments at Closing. Notwithstanding anything to the contrary contained in this Contract or applicable law, the provisions of this Section 8.3 shall survive for a period of six months following the Closing. All income and obligations attributable to days preceding the Closing Date shall be allocated to Seller, and all income and obligations attributable to days from and after the Closing Date shall be allocated to Buyer. Without limitation upon the foregoing, the following items shall be adjusted or prorated between Seller and Buyer as set forth below:

         (a) Ad valorem and personal property taxes relating to the Project for the calendar year in which the Closing occurs shall be prorated between Seller and Buyer as of the Closing Date based upon taxes actually paid by Seller for the calendar year in which the Closing occurs, if Seller has paid such taxes prior to Closing, and otherwise upon the ad valorem and personal property taxes due assuming payment in December of the year of Closing. If the actual amount of taxes for the calendar year in which the Closing shall occur is not known as of the Closing Date, the proration shall be based on the amount of taxes due and payable with respect to the Project using the latest assessed value and tax rate. All other assessments affecting the Project, if any, assessed and due prior to Closing Date, shall be paid by the Seller and if assessed after the Closing Date, shall be paid by the Buyer.

         (b) Base rents, escalation or reimbursement payments for real estate and personal property taxes, insurance premiums, CAM or other operating expenses and charges, payable with respect to the Project for the then current month shall be prorated as of the Closing Date. In respect to those tenant leases with AAA, Roxie's and Vision Source, Buyer shall be entitled to a credit at Closing an amount equal to the difference between the higher rental rate which become payable by the Tenant under terms of such leases and the actual rate payable by such Tenant as of the Closing Date and for the period of time expiring when such rent increases takes effect. Percentage rents for each Tenant obligated therefor shall be pro-rated on the basis of the number of days lapsed during the Tenant's percentage rent period as of the Closing Date and not on the basis of the amount of the Tenant's sales which accrued during such percentage rent period as of the Closing Date. Such proration may not be capable of determination at the Closing Date, in which event, such prorations shall be made post-Closing. Any rent concessions granted by the Seller to Tenants for free rent, concessions or abatements, which apply to periods after the Closing Date shall not be prorated but shall be credited to the Buyer. With respect to any Tenant ("Delinquent Tenant") who owes rents and other charges which at Closing are past due, such past due rents and other charges ("Delinquencies") shall not be prorated. Buyer shall remit such Delinquencies, if any, if, as and when collected by Buyer, provided, however, that if a payment is received by Buyer from a Delinquent Tenant, such payment may be applied by Buyer first to any rents or other sums that are past due by such Delinquent Tenant from and after the Closing Date. The right to receive and collect all rents and profits, delinquent or otherwise, shall be assigned by Seller to Buyer at Closing.

         (c) All other income and ordinary operating expenses of the Project, including, without limitation, public utility charges, maintenance, management, and other service charges, and all other normal operating charges shall be prorated at the Closing effective as of the Closing Date based upon the best available information. The obligation of the parties to adjust, post-Closing, and any operating expenses as of the Closing Date, shall, to the extent unknown or not provided for at Closing, survive the Closing and shall be paid by the party responsible therefor within ten (10) days after written demand therefor has been made. Such demand shall include a copy of the invoice(s) for which payment or reimbursement is sought.

         8.4 Deferred Leasing Commissions. The amount of any unpaid leasing commissions payable on account and over the term of existing Leases or Leases entered into between the date hereof and the Closing Date shall either be paid by the Seller or treated as a credit to Buyer. Commissions payable on account of Leases which are subject to renewal at the option of the Tenant and with respect to which the options have not been exercised prior to the Closing Date shall not be covered by the preceding sentence.

         8.5 Possession. Possession of the Project shall be delivered to Buyer by Seller at the Closing, subject to the rights of the Tenants.

         8.6 Costs of Closing. Each party shall be responsible for paying the legal fees of its counsel in negotiating, preparing, and closing the transaction contemplated by this Contract. Seller shall pay for real estate tax searches and current UCC searches. Buyer shall pay cost of the title insurance premium, its own engineering and environmental inspections as well as for the charges attributable to recording the warranty deed and Tenant credit checks. The parties shall split the cost of any title company escrow fees. Any other expenses that are incurred by either party that are expressly identified herein as being the responsibility of a particular party shall be paid by such party. All other expenses shall be allocated between the parties in the customary manner for sales of real property similar to the Project in Houston, Texas.

                  8.7 Provisions of Article VIII to Survive Closing. The provisions of this Article VIII shall survive for a period of six months following the Closing.

                                   ARTICLE IX
                              DEFAULTS AND REMEDIES

                  9.1 Default of Buyer. If Buyer fails or refuses to consummate the transaction contemplated by this Contract, for any reason other than termination of this Contract by Buyer pursuant to a right to do so expressly set forth in this Contract, then such event shall constitute a default by Buyer hereunder and the Seller may, as the Seller's sole and exclusive remedy for such default, either (i) bring an action against the Buyer for specific performance of the Buyer's obligations under this Contract, or (ii) terminate this Contract by giving written notice thereof to Buyer and the Title Company at or prior to the Closing Date, whereupon the Title Company shall deliver the Earnest Money Deposit (including the interest earned thereon) to the Seller which shall constitute liquidated damages hereunder and thereafter neither party hereto shall have any further rights or obligations hereunder. It is agreed that the Earnest Money Deposit is a reasonable forecast of just compensation for the harm that would be caused by such default, which the parties agree is one that is incapable or very difficult of accurate estimation, and that payment of the Earnest Money Deposit upon such default shall constitute full satisfaction of Buyer's obligations hereunder.

                  9.2  Default  of  Seller.   If  Seller  fails  or  refuses  to
consummate the sale of the Project to Buyer pursuant to this Contract at the Closing or fails to perform any of Seller's other obligations hereunder for any reason other than Buyer's failure to perform Buyer's obligations under this Contract, then Buyer may, as Buyer's sole and exclusive remedy for such default, either (i) bring an action against the Seller for specific performance of the Seller's obligations under this Contract, (ii) terminate this Contract by giving written notice thereof to Seller and the Title Company at or prior to the Closing Date, whereupon the Title Company shall deliver the Earnest Money Deposit (including the interest earned thereon) to Buyer and thereafter neither party hereto shall have any further rights or obligations hereunder, or (iii) receive the return of the Earnest Money Deposit and prosecute an action for damages if Seller has conveyed or hypothecated the Project to a third party in violation of the terms hereof.

                  9.3 Earnest Money. In the event either Seller or Buyer becomes entitled to the Earnest Money Deposit upon cancellation of this Contract in accordance with its terms, such party may deliver a letter of instruction to the Title Company directing disbursement of the Earnest Money Deposit to the party entitled thereto. The party delivering such notice to the Title Company shall concurrently deliver a copy of the notice to the other party hereto. Upon the expiration of three (3) business days after its receipt of the letter of instructions, the Title Company may deliver the Earnest Money Deposit to the party as specified in the letter of instructions unless, within such three (3) business day period, the Title Company shall have received a written objection to such delivery from the other party hereto. In such event, the Title Company shall not deliver the Earnest Money Deposit to either party unless it has a written authorization to do so signed by both parties or a court order has been issued by a court of competent jurisdiction to deliver the Earnest Money Deposit to one of the parties hereto. The Title Company may deposit the Earnest Money Deposit into a court of competent jurisdiction and thereafter shall have no further interest in or responsibility for this Contract or for the Earnest Money Deposit.

                  9.4 Indemnification of Title Company. Each party hereto hereby indemnifies and holds harmless the Title Company from any loss, damage or claim therefor arising out of or in connection with the receipt and disposition of the Earnest Money Deposit in accordance with the instructions set forth in this Contract. These indemnities shall survive the termination of this Contract or a closing pursuant hereto.

                                    ARTICLE X
                              BROKERAGE COMMISSIONS

                  10.1 Amount. If, and only if Closing occurs, Seller hereby agrees to pay a real estate brokerage commission in the amount of $120,000 to Bill Lovejoy and Ewing King (the "Brokers") to be divided as they may agree. There is no other broker or agent entitled to commissions under this agreement.

                  10.2 Indemnity. Seller hereby represents and warrants to Buyer that it has not contacted or entered into any agreement with any other real estate broker, agent, finder, or any other party in connection with this transaction, and that Seller has not taken any action which would result in any real estate broker's, finder's, or other fees or commissions being due or payable to any other party with respect to the transaction contemplated hereby. Buyer hereby represents and warrants to Seller that Buyer has not contracted or entered into any agreement with any real estate broker, agent, finder, or other party in connection with this transaction, other than as identified in Section 10.1, and that Buyer has not taken any action which would result in any real estate broker's, finder's, or other fees or commissions being due or payable to any other party with respect to the transaction contemplated hereby. Each party hereby indemnifies and agrees to hold the other party harmless from any loss, liability, damage, cost, or expense (including, but not limited to, reasonable attorneys' fees) resulting to the other party by reason of a breach of the representation and warranty made by such party in this Section 10.2. The indemnities set forth in this Section 10.2 shall survive the Closing.

                                   ARTICLE XI
                            CASUALTY OR CONDEMNATION

                  (a) Seller agrees to give Buyer and Title Company prompt notice of any fire or other casualty affecting the Project or of any actual or threatened taking or condemnation of all or any portion of the Project. If, prior to the Closing, there shall occur:

                           (i) damage to the Project caused by fire or other casualty; or

                           (ii)     a threatened or actual taking or
                                    condemnation of all or any portion of the Project,
         then, Buyer shall have the right to terminate this Contract by written notice delivered to Seller within ten (10) days after Buyer has received notice from Seller of that event or the date on which Buyer learns of that event, whichever shall last occur. If Buyer terminates this Contract, the Earnest Money Deposit shall be returned to Buyer and the parties shall have no further obligations under this Contract, or to each other with respect to the subject matter of this Contract. Notwithstanding the foregoing, in the event that the cost of repairing or restoring such damage shall be covered by available insurance and such cost shall be less than $100,000, then Buyer shall proceed to Closing and Seller shall assign at Closing to Buyer its right, title and interest in the insurance proceeds available to repair or restore the damage or destruction and to any applicable rent loss insurance and, in addition, Seller shall credit the Purchase Price with the amount of any deductible under such insurance policy(s).

                  (b) In the event of damage or destruction to the Project, Buyer may postpone the Closing Date pending a determination of the nature and extent of such damage or destruction and the availability and adequacy of insurance proceeds. Such postponement shall be by written notice from Buyer to Seller and Title Company and shall remain in effect for a period of ten (10) days (the "Damages Determination Period") following Buyer's determination of the nature and extent of the damage or destruction and the availability and adequacy of insurance proceeds for repair or restoration.

                  (c) If the cost to repair or replace the damage is reasonably estimated by the Seller's insurance adjuster to exceed $100,000, then at Buyer's election and in its sole discretion, Buyer may elect to proceed with the Closing and at the Closing, Seller shall assign to Buyer its right, title and interest in the insurance proceeds available to repair or restore the damage or destruction and to any applicable rent loss proceeds, and Seller shall credit the Purchase Price with the amount of any deductible under such insurance policy(s).

                  (d) In the event that Buyer fails to notify Seller and Title Company of its intention to proceed to Closing and accept as assignment of the insurance proceeds prior to the expiration of the Damage Determination Period, the Contract shall automatically terminate and the Earnest Money Deposit shall be returned to Buyer forthwith.

                                   ARTICLE XII
                                  MISCELLANEOUS

                  12.1 Notices. All notices, demands, requests, and other communications required or permitted hereunder shall be in writing, and shall be deemed to be delivered on receipt if delivered by hand, overnight delivery, or by facsimile, or whether actually received or not, three (3) days after having been deposited in a regularly maintained receptacle for the United States mail, registered or certified, return receipt requested, postage prepaid, addressed as follows:

                  If to Seller:                Veriquest Colony Plaza One 1997
                                               7676 Woodway, Suite 280
                                               Houston, Texas 77067

                  With Copy to:                Leo A. Kissner, Esq.
                                               Kissner & Sandvig, P.C.
                                               4265 San Felipe
                                               Suite 550
                                               Houston, Texas 77027-2974
                                               Telephone: (713) 850-0004
                                               Telecopy: (713) 850-1515

                               If to Buyer: United Investors Realty Trust
                                            5847 San Felipe
                                            Suite 850
                                            Houston, Texas 77057
                                            Attention: Randall Keith
                                            Chief Operating Officer

                                            Telephone: (713) 781-2858
                                            Telecopy: (713) 268-6005

                            With a Copy to: Lewis H. Sandler, Esq.
                                            United Investors Realty Trust
                                            8080 North Central Expressway
                                            Suite 400
                                            Dallas, Texas 75206

                                            Telephone: (214) 360-3665
                                            Telecopy: (214) 360-3696

                                            James, Goldman & Haugland, P.C.
                                            Attn: Merton B. Goldman, Esq.
                                            8th Floor Texas Commerce Bank Bldg.
                                            201 East Main
                                            El Paso, Texas 79901

                                            (915) 532-3911
                                            FAX: (915) 541-6440

         12.2 Governing Law. This Contract is being executed and delivered, and is intended to be performed, in the State of Texas, and the laws of Texas shall govern the validity, construction, enforcement, and interpretation of this Contract. This Contract is performable in, and the exclusive venue for any action brought with respect hereto, shall lie in Harris County, Texas.

         12.3 Entirety and Amendments. This Contract embodies the entire agreement between the parties and supersedes all prior agreements and understandings, if any, relating to the Project, and may be amended or supplemented only by an instrument in writing executed by the party against whom enforcement is sought.

         12.4 Parties Bound. This Contract shall be binding upon and inure to the benefit of Seller and Buyer, and their respective heirs, personal representatives, successors and permitted assigns, but shall not inure to the benefit of another party.

         12.5 Saturday, Sunday or Legal Holiday. If any date set forth in this Contract for the performance of any obligation by Buyer or Seller or for the delivery of any instrument or notice should be on other than a Business Day, the compliance with such obligations or delivery shall be deemed acceptable on the next following Business Day.

         12.6 Time is of the Essence. It is expressly agreed by Seller and Buyer that time is of the essence with respect to this Contract.

         12.7 Exhibits. The Exhibits which are referenced in, and attached to, this Contract are incorporated in, and made a part of, this Contract for all purposes. If one or more exhibits to be attached to this Agreement according to the terms hereof are not so attached or are incomplete upon the actual date of execution hereof, then all such missing or incomplete exhibits must be prepared or completed by the Buyer prior to the expiration of the Inspection Period; on or before the expiration of the Inspection Period, Seller has the right to approve, in its sole discretion, the form and contents of each such exhibit supplied by the Buyer pursuant to this paragraph and such approval by Seller is a condition precedent to Buyer to the Closing.

         12.8 Attorney's Fees. If either party hereto shall be required to employ an attorney to enforce or defend the rights of such party hereunder, the prevailing party shall be entitled to recover its reasonable attorney's fees and costs.

         12.9 Expiration of Offer. The execution by one party hereto and delivery to the other party hereto of an executed counterpart of this Contract shall constitute an offer to sell or purchase the Project, as may be the case, upon the terms stated herein. If a counterpart of this Contract executed by one party hereto without modification is not received by the other party hereto within three (3) business days after the time and date of the execution by the first, as indicated below, the offer contained in this Contract shall be null and void.

         12.10 Multiple Counterparts. This Contract may be executed in any number of counterparts, all of which taken together shall constitute one and the same agreement, and either of the parties hereto may execute this Contract by signing any such counterpart.

         12.11 Severability. If any provision of this Contract shall, for any reason, is held to violate any applicable law, and so much of this Contract is held to be unenforceable, then the invalidity of such specific provision shall not be held to invalidate any other provision of this Contract which shall remain in full force and effect.

         12.12 Assignment. This Contract may be assigned by Buyer to any affiliated entity without the prior written consent of Seller.

         EXECUTED by Buyer on the ______ day of April, 1998.


                                    BUYER: UNITED INVESTORS REALTY TRUST,
                                           a Texas real estate investment trust



                                       By:______________________________________
                                          Randall Keith, Chief Operating Officer

         EXECUTED by Seller on the ___________ day of April, 1998


                     SELLER: VERIQUEST-COLONY PLAZA ONE 1997,
                             a Texas joint venture

                             By: VeriQuest-Colony Plaza One, Ltd., a Texas
                                 limited partnership, a Joint Venturer

                             By: Veriquest Companies, Inc., a Texas
                                 corporation, its General Partner


                                 By:___________________________
                                    Jerry E. Allgood, President

                             By: Colony Six CD, Ltd., a Texas limited
                                 partnership, a Joint Venturer
                                 By: CD-GP, Inc., its General Partner


                                 By:__________________________
                                    S. Jay Williams, President



Receipt of a fully executed copy of the Contract and a check, subject to collection for the Earnest Money Deposit received this _________day of April, 1998.

                           TITLE COMPANY: SAFECO LAND TITLE COMPANY


                           By:________________________
                           Name:______________________
                           Title:_____________________


         EXECUTED BY BROKERS this______day of April, 1998.



                                  _________________
                                    BILL LOVEJOY


                                  _________________
                                     EWING KING

                               List of Attachments

         Exhibit "A"       -        Description of Land
         Exhibit "B"       -        Survey Requirements
         Exhibit "C"       -        Form of Special Warranty Deed and
                                    Assumption Deed of Trust
         Exhibit "D"       -        Form of Assignment of Leases
         Exhibit "E"       -        Form of Bill of Sale and Assignment
         Exhibit "F"       -        Form of Assignment of Service Contracts
         Exhibit "G"       -        Non-Foreign Affidavit
         Exhibit "H"       -        Form of Tenant Notice Letter
         Exhibit "I"       -        Form of Tenant Estoppel Letter


COLONE~1.WPD
                                   EXHIBIT "A"
                          LEGAL DESCRIPTION OF PROJECT

                                   EXHIBIT "B"
                               SURVEY REQUIREMENTS

         1.       Legend.

         (a) Show on the Survey the dates of any and all revisions to the Survey.

         (b) Include in the legend on the Survey designations as necessary to include all easements, or other like encumbrances, that will be exceptions to tile.

         (c) Date the Survey the same date as your Certificate.

         2. Vicinity Map. Include with or on the Survey a sketch or map of the general vicinity of the property.

         3. Signature. Deliver to Buyer five (5) originals of the Survey, and to the Title Company one (i) original of the Survey, each bearing your original signature and clearly showing your original seal and registration number.

         4. Field Notes. Determine whether field notes ought to be shown on the Survey.

         5. Basis of Bearings. Include a note on the Survey explaining the basis of bearings used.

         6.       Points   of   Reference.  Indicate  in  the description of the
property and on the Survey the "true point of beginning."

         7. Flood Zone. Determine whether the property appears on any flood insurance boundary map. If the property appears in such a map, the Survey should show the map number and locate that portion of the property that is located in the "flood hazard area".

         8.       Improvements.

         (a) Show all improvements, including extensions, abutments and roof overhangs, in their proper locations and with their measurements indicated.

         (b) Show the distance from each structure to the property line and to applicable building setback lines at all locations.

         (c) Show the Street address of each building.

         (d) Show clearly and indicate on the Survey the location of all curb cuts, driveways, and other points of ingress and egress. Walkways, planters and similar items, if any, should also be indicated.

         (f) Delineate clearly on the Survey the total number of parking spaces at the property.

         9.       Utilities.

         (a) Show on the Survey all manholes, catch basins, valve vaults or other surface indications of substructures, pipelines (surface or buried) including abandoned lines, roadways, footpaths, or other features that may indicate usage.

         (b) Show on the Survey all wires and cables (including their function); all wire bearing or guy poles on or within ten (10) feet of the Project, together with pole numbers; and the amount (by dimensions) of crossarm or wire overhang affecting the Project, all anchors and guy wires located on the Project and utility company owned installations on the Project, such as transformer banks or industrial substations.

         (c) Note on the Survey whether each utility is above or below ground.

         (d) Indicate all points of connection to public utility systems.

         10.  Building  Setback  Lines.   Show  any  setback  lines  defined  by
applicable zoning codes, plat maps, or other restrictions.

         11. Encroachments. Show on the Survey all encroachments on or from the Project.

         12. Easements. Show on the Survey the location and dimensions of, and recording information for, all easements, covenants and restrictions affecting the Project.

         13.  Streets.

         (a) Show on the Survey the right of way, right of way width, center line and name for all streets abutting the property; and

         (b) Indicate on the Survey whether each street is a public or private way.

         14.      Certification.  Certify the revised Survey as follows:

         The undersigned hereby certifies to United Investors Realty Trust and to Lawyers Title Company, as of the date hereof, that this Survey correctly shows, on the basis of a field survey and in accordance with the current Minimum Standard Detail Requirements for Land Title Surveys established and adopted by
ALTA: (1) a fixed and determinable position and location of the land described thereon (including the position of the point of beginning); (2) the location of all buildings, structures, and other improvements situated on the land; and (3) all driveways or other cuts in the curbs along any street on which the land abuts. Except as shown on said print or survey there are no visible easements or rights of way of which the undersigned has been advised or which are of record, nor, except as shown, are there any building restrictions or setback lines, party walls, encroachments, or overhangs of any improvements on any easements, rights of way or adjacent land, or encroachments by improvements located on adjacent land on the described land. The print of survey reflects boundary lines of the described land which "close" by engineering calculation.


                                    Signature
                                    [Registered Surveyor Number or
                                    Registered Civil Engineer
                                    Number]

                                   EXHIBIT "C"

                                     FORM OF
                        ASSUMPTION SPECIAL WARRANTY DEED
                                       AND
                            ASSUMPTION DEED OF TRUST

                                   EXHIBIT "D"

                              ASSIGNMENT OF LEASES

STATE OF TEXAS             )ss.
                                    )ss.      KNOW ALL MEN BY THESE PRESENTS:
COUNTY OF         FORT BEND         )ss.

         WHEREAS, by special warranty deed of even date herewith, VERIQUEST-COLONY PLAZA ONE 1997, a Texas joint venture ("Assignor"), conveyed to UNITED INVESTORS REALTY TRUST, a Texas real estate investment trust ("Assignee"), whose mailing address is 5847 San Felipe, Suite 850, Houston, Texas 77057, that certain tract of land more particularly described in Exhibit "A", attached hereto and made a part hereof, together with all improvements located thereon (the "Real Property"); and

         WHEREAS, in connection with the above described conveyance, Assignor desires to sell, transfer and assign to Assignee all of its right, title and interest in and to the leases and commission agreements hereinafter described.

         NOW, THEREFORE, in consideration of the receipt of TEN AND NO/100 DOLLARS ($10.00) and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Assignor and Assignee hereby agree as follows:

         1. Assignment of Leases and Commission Agreements. Assignor hereby GRANTS, BARGAINS, SELLS, CONVEYS, ASSIGNS, SETS OVER, TRANSFERS and DELIVERS to Assignee, all of its right, title and interest in and to the leases, including all rent (including any and all claims against tenants currently occupying the Real Property for past due rent) security deposits and guaranties thereunder (collectively, the "Leases") more particularly described in Exhibit "B", attached hereto and made a part hereof by reference. In consideration of the foregoing assignment, Assignee hereby assumes and agrees to perform, all of the obligations of Assignor under the Leases arising or accruing on and after the date hereof, and Assignee agrees to indemnify and hold Assignor harmless from and against any loss, damage, liability, cost and expense suffered or incurred by Assignor by reason of the failure of Assignee to perform any of the obligations assumed hereunder.

         2. Miscellaneous. This Assignment and the obligations of the parties hereunder shall survive the conveyance of the Real Property and shall be binding upon and inure to the benefit of the parties hereto and their respective legal representatives, successors and assigns.

         EXECUTED as of the _____ day of ____, 1998.

                   ASSIGNOR:   VERIQUEST-COLONY PLAZA  ONE  1997,
                               a Texas joint venture

                               By: VeriQuest-Colony Plaza One, Ltd., a Texas limited partnership, a Joint Venturer

                               By:  Veriquest Companies, Inc., a Texas
                                    corporation, its General Partner

                                    By: ___________________________
                                        Jerry E. Allgood, President

                                    By: Colony Six CD, Ltd., a Texas limited
                                    partnership, a  Joint Venturer
                                    By:  CD-GP, Inc., its General Partner

                                    By: ___________________________
                                        S. Jay  Williams, President


                          ASSIGNEE: UNITED INVESTORS REALTY TRUST

                                    By:  __________________________

                                  Name:  __________________________

                                 Title:  __________________________

                                EXHIBIT "E"

                           BILL OF SALE AND ASSIGNMENT


STATE OF TEXAS             )s
                           )s      KNOW ALL MEN BY THESE  PRESENTS:
COUNTY OF FORT BEND        )s

         WHEREAS, by special warranty deed of even date herewith, VERIQUEST-COLONY PLAZA ONE 1997, a Texas joint venture ("Seller"), conveyed to UNITED INVESTORS REALTY TRUST, a Texas real estate investment trust, whose mailing address is 5847 San Felipe, Suite 850, Houston, Texas 77057 ("Buyer"), that certain tract of land more particularly described in Exhibit "A", attached hereto and made a part hereof, together with all improvements located thereon (the "Real Property"); and

         WHEREAS, in connection with the above described conveyance, Seller desires to sell, transfer and assign to Buyer certain items of personal property as hereinafter described.

         NOW, THEREFORE, in consideration of the receipt of TEN AND NO/100 DOLLARS ($10.00) and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller has GRANTED, SOLD, TRANSFERRED, SET OVER and DELIVERED and by these presents does hereby GRANT, SELL, TRANSFER, SET OVER and DELIVER to Buyer, and its successors and assigns, all of its right, title and interest in and to all items of tangible personal property owned by Seller and located on, attached to, or used in connection with, the operation of the Real Property, if any, together with the Assignor's right, title and interest in the names of the project located on the Real Property and the telephone number(s) used in connection with the Real Property (the "Personal Property"), to have and to hold, all and singular, the Personal Property unto Buyer forever.

         EXCEPT AS MAY BE SPECIFICALLY STATED IN THAT CERTAIN CONTRACT OF SALE BETWEEN SELLER AS SELLER THEREIN AND BUYER AS BUYER THEREIN, DATED APRIL__, 1998, THE CONVEYANCE OF THE PERSONAL PROPERTY IS MADE ON AN "AS-IS" BASIS, AND BUYER EXPRESSLY ACKNOWLEDGES THAT, IN CONSIDERATION OF THE AGREEMENTS OF SELLER HEREIN, EXCEPT AS OTHERWISE SPECIFIED HEREIN OR THE OTHER CLOSING DOCUMENTS, SELLER MAKES NO WARRANTY OR REPRESENTATION, EXPRESS OR IMPLIED, OR ARISING BY OPERATION OF LAW, INCLUDING, BUT IN NO WAY LIMITED TO, ANY WARRANTY OF CONDITION, TENANTABILITY, HABITABILITY, MERCHANTABILITY, OR FITNESS FOR A PARTICULAR PURPOSE OF THE PERSONAL PROPERTY.

COLONE~1.WPD
                                 - [PG NUMBER] -
         Seller does hereby bind itself, and its successors and assigns, to WARRANT and FOREVER DEFEND title to the Personal Property unto Buyer, and its successors and assigns, against every person whomsoever lawfully claiming or to claim the same or any part thereof, by, through or under Seller, but not otherwise.

         For the same consideration, Seller does hereby ASSIGN, SET OVER and TRANSFER to Buyer, to the extent assignable, and without recourse or warranty of any kind, all of its right, title and interest in and to all licenses, permits, plans, studies, utility arrangements, trade names and warranties and guaranties, if any, relating to the Real Property.

         EXECUTED as of the _______ day of___, 1998.

                  SELLER:  VERIQUEST-COLONY  PLAZA  ONE  1997,
                           a  Texas  joint  venture

                           By: VeriQuest-Colony Plaza One, Ltd., a Texas limited partnership, a Joint Venturer
                                By: Veriquest  Companies,  Inc., a Texas
                                corporation,  its General Partner

                                By: _____________________________
                                    Jerry E.  Allgood,  President

                           By:  Colony Six CD, Ltd., a Texas limited
                                partnership,  a Joint Venturer
                                By: CD-GP, Inc., its General Partner

                                By: _________________________
                                   S. Jay Williams, President

                                   EXHIBIT "F"

                         ASSIGNMENT OF SERVICE CONTRACTS


STATE OF TEXAS             )s
                           )s      KNOW ALL MEN BY THESE  PRESENTS:
COUNTY OF FORT BEND        )s

         WHEREAS, by warranty deed of even date herewith, VERIQUEST-COLONY PLAZA ONE 1997, a Texas joint venture ("Assignor"), conveyed to UNITED INVESTORS REALTY TRUST, a Texas real estate investment trust ("Assignee"), whose address is 5847 San Felipe, Suite 850, Houston, Texas 77057, that certain tract of land more particularly described in Exhibit "A", attached hereto and made a part hereof, together with all improvements located thereon (the "Real Property"); and

         WHEREAS, in connection with the above described conveyance, Assignor desires to sell, transfer and assign to Assignee all of its right, title and interest in and to the contracts hereinafter described.

         NOW, THEREFORE, in consideration of the receipt of TEN AND NO/100 DOLLARS ($10.00) and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Assignor and Assignee hereby agree as follows:

         1.  Assignment of Contracts.  Assignor  hereby  ASSIGNS,  SETS OVER and
TRANSFERS to Assignee, all of its right, title and interest in and to the contracts (the "Contracts") more particularly described in Exhibit "B" attached hereto and made a part hereof by reference. In consideration of the foregoing assignment, Assignee hereby assumes and agrees to perform, all of the obligations of Assignor under the Contracts arising or accruing on and after the date hereof and Assignee does further agree to defend, indemnify and hold Assignor harmless from and against all loss, cost, claims, liability, expense or demand of whatever nature suffered or incurred by Assignor by reason of the failure of Assignee to perform any of the obligations assumed hereunder.

         2. Miscellaneous. This Assignment and the obligations of the parties hereunder shall survive the conveyance of the Real Property and shall be binding upon and inure to the benefit of the parties hereto and their respective legal representatives, successors and assigns.

EXECUTED on the_______ day of _______, 1998.

                        ASSIGNOR: VERIQUEST-COLONY PLAZA ONE 1997,
                                  a Texas joint venture

                                   By: VeriQuest-Colony Plaza One, Ltd.,a Texas
                                       limited partnership, a Joint Venturer
                                       By: Veriquest Companies, Inc., a Texas
                                           corporation, its General Partner

                                           By:_________________________________
                                                 Jerry E. Allgood, President

                                   By: Colony Six CD, Ltd., a Texas limited
                                       partnership, a Joint Venturer
                                       By: CD-GP, Inc., its General Partner


                                           By:_________________________________
                                                 S. Jay Williams, President


                             ASSIGNEE: UNITED INVESTORS REALTY TRUST


                                       By:_____________________________________
                                       Name:___________________________________
                                       Title:__________________________________

                                   EXHIBIT "G"

                            NON-FOREIGN CERTIFICATION


          Section 1445 of the Internal Revenue Code of 1986, as amended, provides that a transferee of a U.S. real property interest must withhold tax if the transferor is a foreign person. To inform the transferee that withholding of tax is not required upon the disposition of a U. S. real property interest by VERIQUEST-COLONY PLAZA ONE 1997, a Texas joint venture ("Transferor"), the undersigned hereby certifies the following on behalf of the Transferor:

         (1) The Transferor is not a foreign corporation, foreign trust or foreign estate (as those terms are defined in the Internal Revenue Code and Income Tax Regulations);

         (2) The Transferor's U.S. employer identification number is _________________, and

         (3)      Transferor's office address is c/o

         The Transferor understands that this certification may be disclosed to the Internal Revenue Service by the transferee and that any false statement contained herein could be punished by fine, imprisonment, or both.

Under penalties of perjury, I declare that I have examined this certification and to the best of my knowledge and belief it is true, correct and complete, and I further declare that I have authority to sign this document on behalf of the Transferor.

Dated the____day of April, 1998.

TRANSFEROR:   VERIQUEST-COLONY  PLAZA  ONE  1997,  a  Texas  joint  venture

By: VeriQuest-Colony Plaza One, Ltd., a Texas limited partnership, a Joint Venturer

By:  Veriquest  Companies,  Inc., a Texas  corporation,  its General Partner By:
     Jerry E. Allgood, President

                                           By:  Colony Six CD,  Ltd., a Texas
                                                limited  partnership,  a Joint
                                                Venturer
                                           By:  CD-GP, Inc., its General Partner

                                           By: ________________________________
                                                  S. Jay Williams, President

STATE OF TEXAS                             s
                                           s
COUNTY OF _____________                    s

     This instrument was acknowledged before me on _____________________, 1998, by Jerry E. Allgood, known to me (or proved to me on the oath of ___________________________ or by other identification____________________
     [specify]), President of Veriquest Companies, Inc., a Texas corporation, General Partner of VeriQuest-Colony Plaza One, Ltd., Texas limited partnership, a Joint Venturer in Veriquest-Colony Plaza One, a Texas joint venture, on behalf of said joint venture.

                                            ____________________________________
                                            Notary Public in and for the
                                            State of Texas

                                            My commission expires:_____________
STATE OF TEXAS                              s
                                            s
COUNTY OF _____________                     s

     This instrument was acknowledged before me on _____________________, 1998, by S. Jay Williams, known to me (or proved to me on the oath of or by other identification [specify]), President of CD-GP, Inc., a Texas corporation, General Partner of Colony Six CD, Ltd., a Texas limited partnership, a Joint Venturer in Veriquest-Colony Plaza One , a Texas joint venture, on behalf of said joint venture.


Notary Public in and for the State of Texas My commission expires:

COLONE~1.WPD
                                   EXHIBIT "H"
                              TENANT NOTICE LETTER

Dated: ________

(Name and Address of Tenant]


Re:      Colony Plaza Shopping Center ("Project")
         Space or Unit #  ______________
         Monthly Rent: ________________
         Security Deposit: ______________
         Lease Expires On: _____________

Ladies and Gentlemen:

         This is to notify you that the above referenced Project in which you are a tenant has been acquired by United Investors Realty Trust, a Texas real estate investment trust ("UIRT"). All rental and other payments as well as other communications regarding your lease should be directed to "UIRT" at the office
of       UIRT's       leasing       agent,        ______________________________
______________________________________,  or at such  other  address  as UIRT may designate from time to time in writing. If you have any questions, please contact the new owner at its principal place of business, 5847 San Felipe, Suite 850, Houston, Texas 77057.

         Your security deposit, if any, in the amount reflected above, has been transferred to UIRT, who shall henceforth have the responsibility for its return in accordance with your lease provisions.

         Our records reflect that your monthly rent, security deposit and lease expiration date are as set forth at the top of this notice. If your records do not conform to ours, please contact UIRT at your early convenience with proof of the variance.

         We look forward to serving you at our newest project.

                               United Investors Realty Trust

                               By: ______________________________________
                                   Randall Keith, Chief Operating Officer

Notice Confirmed By Seller:
Veriquest-Colony Plaza One 1997, a Texas joint venture

                                    EXHIBIT I

                              ESTOPPEL CERTIFICATE



Re: Shopping Center: Colony Plaza Shopping Center (the "Property"); Lease Date: , 19 between
("Landlord") and _______________("Tenant")
doing business as ; Net Rentable Square Footage Leased ;
Store Number and Address: (the "Premises")

Gentlemen:

         We, the undersigned Tenant, under the Lease described above (the "Lease"), certify to United Investors Realty Trust and its successors and assigns as the prospective purchaser of the Property ("Purchaser"), the following:

         1. Attached hereto as Exhibit "A" is a true, correct, and complete copy of the Lease, including all amendments, exhibits, and Addenda thereto.

         2. There has not been a cancellation, modification, assignment, renewal, extension, or amendment to the Lease, except the following (true and correct copies of all of which are attached hereto and initialed by Tenant): .

         3. All of the Base or Minimum Rent provided in the Lease to be paid has been paid through _______________ , 19_. Tenant has paid the percentage rental payable for the prior Lease Year (or Fiscal Year) ending _______________ , which percentage rental was in the amount of $ _________. The amount of rent prepaid, if any, is $______________ , and the security deposit made, if any, is $_______.

         4. Other than the Lease, there are no other agreements, written or oral, between Landlord and Tenant regarding the Premises or Tenant's obligation to pay rentals under the Lease, and Tenant does not claim a right to any concessions, free rent, or rental abatement other than as set forth in the Lease.

         5. Tenant acknowledges that the current monthly rental payable to Landlord (exclusive of Percentage Rent) is as follows:

     Minimum Rental               $_________________________
     Common Area Payment          $_____________/(mo.)(yr.)___
     Tax Payment                  $_____________/(mo.)(yr.)___
     Insurance Payment            $_____________/(mo.)(yr.)___
     Merchants Association        $_________________________
     Other (Please Specify)       $_________________________

         6. Tenant currently pays for utilities used in the Premises by making payments to: ____________________________________. If to Landlord, such payments are $_______________ /month and are fixed/subject to adjustment. (Please circle the correct answer.)

         7. The Lease commenced on _______________, 19___ , and the payment of rent commenced on ____________________, 19___. The Lease terminates on _______________, 19___ , and Tenant is not entitled to any renewal options except ________ options to extend, of ______________ months each. By the exercise of all such renewal options, Tenant may extend the Lease until __________, 19___.

         8. The Lease is in full force and effect and Tenant does not have any presently existing claims against Landlord or any offsets against rent due under the Lease. There are no (i) defaults of Landlord under the Lease, (ii) existing circumstances which with the passage of time, or notice, or both, would give rise to a default under the Lease, (iii) existing rights to abate, reduce or offset sums against rent or terminate this Lease because of any other condition, or (iv) existing circumstances which with the passage of time, or notice, or both, would give rise to a right to abate, reduce or offset sums against rent or terminate the Lease.

         9. The Premises have been completed and accepted and are in conformity with the terms of the Lease. Tenant has been paid all sums (if any) with respect to allowances for construction performed at the Premises by Tenant.

         10. Neither the Tenant nor any general partners of Tenant (in the case of a partnership tenant), or any guarantor or other person or entity liable on the Lease has filed a petition in bankruptcy that has not been dismissed as of the date hereof, has been subject to an involuntary petition in bankruptcy which has not been dismissed, has made an assignment for the benefit of any creditor(s), or has been adjudged to be bankrupt or insolvent by a court of competent jurisdiction.

         11. The Tenant has not received any option to purchase any portion of the Premises or the Property, or any option or right of first refusal relative to the Premises or additional space on the Property, except as follows:
___________________________________________

         12. Any notices  which may or shall be given to Tenant  under the terms
of   the   Lease    are   to   be   sent   to    Tenant    at   the    following
address______________________________________________________

         13. The undersigned has all requisite authority to execute this Estoppel Certificate on behalf of Tenant. The undersigned acknowledges that Purchaser has requested the information contained herein for purposes of confirming and clarifying certain provisions of the Lease and is relying (and will rely) on the truth and accuracy of the representations made herein and upon the authority of the undersigned to execute this Estoppel Certificate on behalf of Tenant, in connection with purchaser's decision to purchase (or not to purchase) the Property.

                                   Very truly yours,

                                   By:  _______________________________________
                                   Name:_______________________________________
                                   Title:______________________________________

                                   Date:____________________, 19_____

                                                                        "Tenant"

         The undersigned guarantors of the Lease join in this estoppel to ratify and confirm that the guaranty of Lease is and remains in full force and effect.

                                                 __________________________
(NAME)                                           (NAME)
Date:_________________________                   Date:_____________________

                                 ASSIGNEE:      UNITED INVESTORS REALTY TRUST

                                                By:________________________
                                                Name:______________________
                                                Title:_____________________

                                 PROMISSORY NOTE

$3,200,000.00                   November 26,1997

     FOR VALUE RECEIVED VERIQUEST-COLONY PLAZA ONE 1997, a Texas Joint Venture, as maker, having an address at c/o VeriQuest Colony Plaza One, Ltd., a Texas limited partnership, 24 Greenway Plaza, Suite 1600, Houston, Texas 77046,
Attention: Jerry E. Allgood and c/o Colony Six CD, Ltd., a Texas limited partnership, 1800 Bering Drive, Suite 500, Houston, Texas 77057, Attention: S. Jay Williams ("Borrower"), hereby unconditionally promises to pay to the order of HOLLIDAY FENOGLIO, L.P., a Delaware limited partnership, having an address at 3003 West Alabama, Houston, Texas 77098 ("Lender"), or at such other place as the holder hereof may from time to time designate in writing, the principal sum of THREE MILLION TWO HUNDRED THOUSAND AND NO/100 DOLLARS (S3,200,000.00), or so much thereof as may be advanced hereunder, in lawful money of the United States of America with interest thereon to be computed from the date of this Note at the Applicable Interest Rate (defined below), and to be paid in installments as provided herein.

1.       CERTAIN DEFINED TERMS

         As used herein the following terms shall have the meanings set forth below:

         (a) "Applicable Interest Rate" shall mean an interest rate equal to 7.59% per annum.

         (b) "Constant Monthly Payment" shall mean a payment equal to $19,398.16, provided that in the event that Borrower shall obtain the Earn Out Advance (as defined in that certain letter agreement entered into by Lender and Borrower dated the date hereof entered into by the Lender and Borrower [the "Earn Out Letter"]), upon said Earn Out Advance, the amount of the Constant Monthly Payment shall mean the Constant Monthly Payment as recalculated pursuant to the Earn Out Letter.

         (c) "Loan" shall mean the loan evidenced by this Note.

         (d) "Loan Documents" shall mean this Note, the Security Instrument, and any other documents or instruments which now or shall hereafter wholly or partially secure or guarantee payment of this Note or which have otherwise been executed by Borrower and/or any other person in connection with the Loan.

         (e) "Lockout Period Expiration Date" shall mean the fourth (4th) anniversary of (i) the date hereof, if this Note is dated as of the first day of a calendar month; or (ii) otherwise, the first day of the next succeeding calendar month after the date hereof.

         (f) "Maturity Date" shall mean January 1, 2008.

         (g) "Monthly Payment Date" shall mean the first day of each calendar month prior to the Maturity Date commencing on February 1, 1998.

         (h) "Security Instrument" shall mean the Deed of Trust and Security Agreement dated the date hereof in the principal sum of Three Million Two Hundred Thousand and no/100 Dollars ($3,200,000.00) given by Borrower to (or for the benefit of) Lender covering the fee estate of Borrower in certain premises located in Fort Bend County, State of Texas, and other property, as more particularly described therein (collectively, the "Property").

2.       PAYMENT TERMS

         (a) A payment shall be due from Borrower to Lender on the date hereof on account of all interest scheduled to accrue on the principal sum from and after the date hereof through and including December 31, 1997. The Constant Monthly Payment shall be due from Borrower to Lender on each Monthly Payment Date, with each Constant Monthly Payment to be applied as follows: (i) first, to the payment of interest which has accrued during the preceding calendar month computed at the Applicable Interest Rate, and (ii) the balance toward the reduction of the principal sum. The balance of the principal sum and all interest thereon shall be due and payable on the Maturity Date. Interest on the principal sum of this Note shall be calculated by multiplying the actual number of days elapsed in the period for which interest is being calculated by a daily rate based on a 360-day year.

         (b) Unless payments are made in the required amount in immediately available funds at the place where this Note is payable, remittances in payment of all or any part of the Debt (defined below) shall not, regardless of any receipt or credit issued therefor, constitute payment until the required amount is actually received by Lender in funds immediately available at the place where this Note is payable (or any other place as Lender, in Lender's sole discretion, may have established by delivery of written notice thereof to Borrower) and shall be made and accepted subject to the condition that any check or draft may be handled for collection in accordance with the practice of the collecting bank or banks.

         (c) Notwithstanding anything to the contrary contained herein, in the event an Earn Out Advance (as defined in the Earn Out Letter) is made by Lender to Borrower on a date other than the first day of a calendar month, the Constant Monthly Payment that would have been due hereunder on the first day of the first calendar month succeeding the Earn Out Advance Date (had the Earn Out Advance not been made) shall be paid by Borrower to Lender on the Earn Out Advance Date (as defined in the Earn Out Letter) together with the interest scheduled to accrue on the Earn Out Advance from and after the Earn Out Advance Date through and including the last day of the month in which the Earn Out Advance is made (the "Earn Out Prepaid Interest Amount"), provided that said Constant Monthly Payment and Earn Out Prepaid Interest Amount shall have been deemed to have been applied on the first day of the first calendar month succeeding the Earn Out Date.

3.       DEFAULT AND ACCELERATION

         (a) The whole of the principal sum of this Note, (b) interest, default interest, late charges and other sums, as provided in this Note, the Security Instrument or the other Loan Documents, (c) all other monies agreed or provided to be paid by Borrower in this Note, the Security Instrument or the other Loan Documents, (d) all sums advanced pursuant to the Security Instrument to protect and preserve the Property (defined below) and the lien and the security interest created thereby, and (e) all sums advanced and costs and expenses incurred by Lender in connection with the Debt (defined below) or any part thereof, any renewal, extension, or change of or substitution for the Debt or any part thereof, or the acquisition or perfection of the security therefor, whether made or incurred at the request of Borrower or Lender (all the sums referred to in (a) through (e) above shall collectively be referred to as the "Debt") shall without notice become immediately due and payable at the option of Lender if any payment required in this Note prior to the Maturity Date is not paid prior to the fifth (5th) day after the date when due or on the happening of any other default, after the expiration of any applicable notice and grace 2 periods, herein or under the terms of the Security Instrument or any of the other Loan Documents (collectively, an "Event of Default").

4.       DEFAULT INTEREST

         Borrower does hereby agree that upon the occurrence of an Event of Default, Lender shall be entitled to receive and Borrower shall pay interest on the entire unpaid principal sum at a rate (the "Default Rate") equal to (i) the greater of (a) the Applicable Interest Rate plus three percent (3%) and (b) the Prime Rate (as hereinafter defined) plus four percent (4%) or (ii) the maximum interest rate that Borrower may by law pay, whichever is lower. The Default Rate shall be computed from the occurrence of the Event of Default until the earlier of the date upon which the Event of Default is cured or the date upon which the Debt is paid in full. Interest calculated at the Default Rate shall be added to the Debt, and shall be deemed secured by the Security Instrument. This clause, however, shall not be construed as an agreement or privilege to extend the date of the payment of the Debt, nor as a waiver of any other right or remedy accruing to Lender by reason of the occurrence of any Event of Default.

     The "Prime Rate" shall mean the annual rate of interest publicly announced by Citibank, N.A. in New York, New York, as its base rate, as such rate shall change from time to time. If Citibank, N.A. ceases to announce a base rate, Prime Rate shall mean the rate of interest published in The Wall Street Journal from time to time as the Prime Rate. If more than one Prime Rate is published in The Wall Street Journal for a day, the average of the Prime Rates shall be used, and such average shall be rounded up to the nearest one-quarter of one percent (.25%). If The Wall Street Journal ceases to publish the "Prime Rate", the Lender shall select an equivalent publication that publishes such "Prime Rate", and if such prime rates are no longer generally published or are limited, regulated or administered by a governmental or quasi-governmental body, then Lender shall select a comparable interest rate index.

5.       PREPAYMENT

         Borrower shall not have the right or privilege to prepay all or any portion of the unpaid principal balance of this Note until the Lockout Period Expiration Date. From and after the Lockout Period Expiration Date, provided no Event of Default exists, the principal balance of this Note may be prepaid, in whole but not in part, upon: (i) not less than 30 days and not more than 60 days prior written notice (the "Prepayment Notice") to Lender specifying the scheduled payment date on which prepayment is to be made (the "Prepayment Date"); (ii) payment of all accrued and unpaid interest on the outstanding principal balance of this Note to and including the Prepayment Date together with a payment of all interest which would have accrued on the principal balance of this Note to and including the first day of the calendar month immediately following the Prepayment Date, if such prepayment occurs on a date which is not the first day of a calendar month (the "Shortfall-interest Payment"); (iii) payment of all other sums then due under this Note, the Security Instrument and the other Loan Documents and (iv) if the Prepayment Date occurs prior to the date which is six months prior to the Maturity Date, payment of a prepayment consideration (the "Prepayment Consideration") in an amount equal to the greater of: (A) one ( I %) percent of the principal amount of this Note being prepaid; and (B) the present value of a series of payments each equal to the Payment Differential (hereinafter defined) and payable on each Monthly Payment Date over the remaining original term of this Note and on the Maturity Date discounted at the Reinvestment Yield (hereinafter defined) for the number of months remaining from the Prepayment Date to each such Monthly Payment Date and the Maturity Date. The term "Reinvestment Yield" as used herein shall be equal to the lesser of (a) the yield on the U.S. Treasury issue (primary issue) with a maturity date closest to the Maturity Date, or (b) the yield on the U.S. Treasury issue (primary issue) with a term equal to the remaining average life of the Debt, with each such yield being based on the bid price for such issue as published in The Wall Street Journal on the date that is 14 days prior to the Prepayment Date set forth in the Prepayment Notice (or, if such bid price is not published on that date, the next preceding date on which such bid price is so published) and converted to a monthly compounded nominal yield. The term "Payment Differential" as used herein shall be equal to (x) the Applicable Interest Rate minus the Reinvestment Yield, divided by (y) 12 and multiplied by (z) the principal sum outstanding on such Prepayment Date after application of the Constant Monthly Payment (if any) due on such Prepayment Date, provided that the Payment Differential shall in no event be less than zero. In no event, however, shall Lender be required to reinvest any prepayment proceeds in U.S. Treasury obligations or otherwise. Lender shall notify Borrower of the amount, and the basis of determination, of the required Prepayment Consideration. If a Prepayment Notice is given by Borrower to Lender pursuant to this Article 5, the principal balance of this Note and the other sums required under this Article shall be due and payable on the Prepayment Date.

         Lender shall not be obligated to accept any prepayment of the principal balance of this Note unless it is accompanied by all sums due in connection therewith. Notwithstanding anything contained herein to the contrary, provided no Event of Default exists, no Prepayment Consideration shall be due in connection with a complete or partial prepayment resulting from the application of insurance proceeds or condemnation awards pursuant to Sections 3.2 and 3.5 of the Security Instrument. In the event of any permitted partial prepayment of the principal balance of this Note, the amount of principal prepaid (but not including any Prepayment Consideration or interest) shall be applied to the principal last due under this Note and shall not release Borrower from the obligation to pay the Constant Monthly Payments next becoming due under this Note and the Constant Monthly Payment shall not be adjusted or recalculated as a result of such partial prepayment.

         If a Default Prepayment (defined herein) occurs prior to the date which is six months prior to the Maturity Date, Borrower shall pay to Lender the entire Debt, including, without limitation, the Prepayment Consideration.

         For purposes of this Note, the term "Default Prepayment" shall mean a prepayment of the principal amount of this Note made during the continuance of any Event of Default or after an acceleration of the Maturity Date under any circumstances, including, without limitation, a prepayment occurring in connection with reinstatement of the Security Instrument provided by statute under foreclosure proceedings or exercise of a power of sale, any statutory right of redemption exercised by Borrower or any other party having a statutory right to redeem or prevent foreclosure, any sale in foreclosure or under exercise of a power of sale or otherwise.

     Notwithstanding any provision of this Article 5 to the contrary, Lender may require Borrower, in lieu of a prepayment as contemplated in the first paragraph of this Article 5, to deliver to Lender the Defeasance Collateral (hereinafter defined) in the manner contemplated herein. After Lender's receipt of the Prepayment Notice, Lender shall, if it so elects, advise Borrower that, in lieu of a prepayment, the Defeasance Collateral shall be required, in which event Borrower shall be entitled to a release of the Property (hereinafter defined) from the lien of the Security Instrument and any liens created by the other Loan Documents upon satisfaction of the following:

                  I. Lender shall have received written confirmation from the rating agencies that have rated the REMIC "real estate mortgage investment conduit" (defined in Section 860D of the Internal Revenue Code of 1 1986], as amended from time to time or any successor statute (the "Code")) ("REMIC") related to the Securities (as defined in the Security Instrument) that such substitution of Defeasance Collateral will not result in a downgrade, withdrawal or qualification of the ratings then assigned to any of the Securities; provided, however, that in the event that Lender or its agent is unable to obtain such confirmation, the Lender or its agent shall so advise Borrower and Borrower will then be subject to the other provisions of this Article 5 set forth above;

                  11. all accrued and unpaid interest and all other sums due under this Note, the Security Instrument and other Loan Documents up to the date of the delivery of the Defeasance Collateral (the "Release Date"), including, without limitation, all costs and expenses incurred by Lender or its agents in connection with such release (including, without limitation, the review of the proposed Defeasance Collateral and the preparation of the Defeasance Security Agreement (as hereinafter defined) and the related documentation), shall be fully paid by Borrower on or before the Release Date; and

                  111. Borrower shall have delivered to Lender on or before the Release Date:

         (a) a pledge and security agreement, in form and substance satisfactory to Lender in its sole discretion, creating a first priority security interest in favor of Lender in the Defeasance Collateral (the "Defeasance Security Agreement"), which shall provide, among other things, that any excess received by Lender from the Defeasance Collateral over the amount payable by Borrower hereunder shall be refunded to Borrower promptly following each Monthly Payment Date and the Maturity Date;

          (b) direct, non-callable obligations of the United States of America that provide for payments prior, but as close as possible, to all successive Monthly Payment Dates occurring after the Release Date and the Maturity Date, with each such payment being equal to or greater than the amount of the corresponding Constant Monthly Payment required to be paid under this Note for the balance of the term hereof and the amount required to be paid on the Maturity Date (the "Defeasance Collateral"), each of which shall be duly endorsed by the holder thereof as directed by Lender or accompanied by a written instrument of transfer in form and substance wholly satisfactory to Lender (including, without limitation, such instruments as may be required by the depository institution holding such securities or the issuer thereof, as the case may be, to effectuate book-entry transfers and pledges through the book-entry facilities of such institution) in order to perfect upon the delivery of the Defeasance Security Agreement the first priority security interest therein in favor of the Lender in conformity with all applicable state and federal laws governing the granting of such security interests;

         (c)  a  certificate  by  Borrower's   independent   public   accountant
certifying that all of the requirements set forth in this Clause 111 have been fully satisfied;

         (d) an opinion of counsel acceptable to Lender, dated as of the Release Date, in form reasonably satisfactory to Lender stating, among other things, that the Defeasance Collateral has been duly and validly assigned and delivered to Lender and Lender has a valid, perfected, first priority lien and security interest in the Defeasance Collateral; and

         (e) such other certificates, documents or instruments as Lender may reasonably require.

         Upon compliance with the foregoing requirements relating to the delivery of the Defeasance Collateral, the Property shall be released from the lien of the Security Instrument and the other Loan Documents and the Defeasance Collateral shall constitute collateral which shall secure this Note and the Debt. Lender will, at Borrower's expense, execute and deliver any agreements reasonably requested by Borrower to release the lien of the Security Instrument from the Property. Upon the delivery of the Defeasance Collateral to Lender in accordance with this Article, Borrower shall have no further right to prepay this Note pursuant to the other provisions of this Article 5 or otherwise.

         Lender shall have the right in connection with the exercise of its rights under this Article 5 to require delivery of the Defeasance Collateral in lieu of a cash prepayment, to require an entity designated by Lender to acquire the Defeasance Collateral and to assume that portion of the obligations of Borrower which is secured by such Defeasance Collateral, in which event Borrower shall thereafter be released from such obligations.

6.       SECURITY

         This Note is secured by the Security Instrument and the other Loan Documents. The Security Instrument intended to be duly recorded in the public records of the county where the Property is located. All of the terms, covenants and conditions contained in the Security Instrument and the other Loan Documents are hereby made part of this Note to the same extent and with the same force as if they were fully set forth herein.

7.       SAVINGS CLAUSE

         Notwithstanding anything to the contrary contained in this Note, neither the Applicable Interest Rate nor the Default Rate shall at any time exceed the Maximum Rate. The term "Maximum Rate," as used herein, shall mean, on any day, the highest nonusurious rate of interest (if any) permitted by applicable law on such day. For purposes of Tex. Rev. Civ. Stat Ann., Art. 5069-1.04(a) as it may from time to time be amended, the Maximum Rate shall be the "indicated rate ceiling" referred to in and determined under Art. 5069-1.04(a)(1), from time to time in effect; provided, however, that to the extent permitted by applicable law, Lender reserves the right to change, from time to time by further notice and disclosure to Borrower, the ceiling on which the Maximum Rate is based under Art. 5069-1.04; and, provided further, that the "highest nonusurious rate of interest permitted by applicable law" for purposes of this Note shall not be limited to the applicable rate ceiling under Art. 5069-1.04 if federal laws or other state laws now or hereafter in effect and applicable to this Note (and the interest contracted for, charged and collected hereunder) shall permit a higher rate of interest.

         It is the intention of the parties hereto to comply with the usury laws of the state of Texas and of the United States of America. The parties hereto do not intend to contract for, charge or receive any interest or other charge which is usurious, and by execution of this Note, Borrower agrees that Lender has no such intent. This Note, the Security Instrument, the Loan Documents and all other agreements between Borrower and Lender or any other holder hereof, which are now existing or hereafter arising, whether written or oral, are hereby expressly limited so that in no event whatsoever, whether by reason of acceleration of maturity hereof, or otherwise, shall the amount paid, or agreed to be paid, to Lender or any other holder hereof for the use, forbearance or detention of the money to be due hereunder or otherwise, or for the payment or performance of any covenant or obligation contained herein or in any other document evidencing, securing or pertaining to the Debt, exceed the Maximum Rate. If from any circumstance whatsoever fulfillment of any provisions hereof or other document, at the time performance of such provisions shall be due, shall involve transcending the valid limits prescribed by law, then ipso facto, the obligation to be fulfilled shall be reduced to the Maximum Rate, and if from any such circumstance Lender or any other holder shall ever receive as interest or otherwise an amount which will exceed the Maximum Rate, such amount which would be excessive interest shall be applied to the reduction of the principal amount owing hereunder or on account of any other principal indebtedness of Borrower to the holder and not to the payment of interest, or if such excessive interest exceeds the unpaid balance of principal hereof and such other indebtedness, such excess shall be refunded to Borrower. All sums paid and agreed to be paid to Lender or any other holder for use, forbearance or detention of the indebtedness of Borrower shall, to the extent permitted by applicable law, be amortized, prorated, allocated, and spread throughout the period until payment in full on this Note (or any renewals, extensions and rearrangement hereof) so that the actual rate of interest on account of the Debt is uniform throughout the term of this Note (and all renewals, extensions and rearrangements hereof) and does not exceed the Maximum Rate. The terms and provisions of this Article 7 shall control and supersede any other provision of this Note.

8.       LATE CHARGE

         If any sum payable under this Note is not paid prior to the fifth (5th) day after the date on which it is due, Borrower shall pay to Lender upon demand an amount equal to the lesser of five percent (5%) of the unpaid sum or the maximum amount permitted by applicable law to defray the expenses incurred by Lender in handling and processing the delinquent payment and to compensate Lender for the loss of the use of the delinquent payment and the amount shall be secured by the Security Instrument and the other Loan Documents.

9.       NO ORAL CHANGE

         This Note may not be modified, amended, waived, extended, changed, discharged or terminated orally or by any act or failure to act on the part of Borrower or Lender, but only by an agreement in writing signed by the party against whom enforcement of any modification, amendment, waiver, extension, change, discharge or termination is sought.

10.      JOINT AND SEVERAL LIABILITY

         If Borrower consists of more than one person or party, the obligations and liabilities of each person or party shall be joint and several.

11.      WAIVERS

         Borrower and all others who may become liable for the payment of all or any part of the Debt do hereby severally waive presentment and demand for payment, notice of dishonor, protest and notice of protest and non-payment and all other notices of any kind, except notices specifically required by the terms of the Loan Documents. No release of any security for the Debt or extension of time for payment of this Note or any installment hereof, and no alteration, amendment or waiver of any provision of this Note, the Security Instrument or the other Loan Documents made by agreement between Lender or any other person or party shall release, modify, amend, waive, extend, change, discharge, terminate or affect the liability of Borrower, and any other person or entity who may become liable for the payment of all or any part of the Debt, under this Note, the Security Instrument or the other Loan Documents. No notice to or demand on Borrower shall be deemed to be a waiver of the obligation of Borrower or of the right of Lender to take further action without further notice or demand as provided for in this Note, the Security Instrument or the other Loan Documents. In addition, acceptance by Lender of any payment in an amount less than the amount then due shall be deemed an acceptance on account only, and the failure to pay the entire amount then due shall be and continue to be an Event of Default. If Borrower is a partnership, the agreements herein contained shall remain in force and applicable, notwithstanding any changes in the individuals comprising the partnership, and the term "Borrower," as used herein, shall include any alternate or successor partnership, but any predecessor partnership and their partners shall not thereby be released from any liability. If Borrower is a corporation or limited liability company, the agreements contained herein shall remain in full force and applicable notwithstanding any changes in the shareholders or members comprising, or the officers and directors or managers relating to, the corporation or limited liability company, and the term "Borrower" as used herein, shall include any alternative or successor corporation or limited liability company, but any predecessor corporation or limited liability company shall not be relieved of liability hereunder. (Nothing in the foregoing sentence shall be construed as a consent to, or a waiver of, any prohibition or restriction on transfers of interests in a partnership, corporation or limited liability company which may be set forth in the Security Instrument or any other Loan Document.)

12.      TRANSFER

         Upon the transfer of this Note, Borrower hereby waiving notice of any such transfer, Lender may deliver all the collateral mortgaged, granted, pledged or assigned pursuant to the Security Instrument and the other Loan Documents, or any part thereof, to the transferee who shall thereupon become vested with all the rights herein or under applicable law given to Lender with respect thereto, and Lender shall thereafter forever be relieved and fully discharged from any liability or responsibility in the matter; but Lender shall retain all rights hereby given to it with respect to any liabilities and the collateral not so transferred.

13.      WAIVER OF TRIAL BY JURY

         BORROWER HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, THE RIGHT TO TRIAL BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM, WHETHER IN CONTRACT, TORT OR OTHERWISE, RELATING DIRECTLY OR INDIRECTLY TO THE LOAN, THE APPLICATION FOR THE LOAN, THIS NOTE, THE SECURITY INSTRUMENT OR THE OTHER LOAN DOCUMENTS OR ANY ACTS OR OMISSIONS OF LENDER, ITS OFFICERS, EMPLOYEES, DIRECTORS OR AGENTS IN CONNECTION THEREWITH.

14.      EXCULPATION

         (a) Except as otherwise provided herein, in the Security Instrument or in the other Loan Documents, Lender shall not enforce the liability and obligation of Borrower to perform and observe the obligations contained in this Note or the Security Instrument by any action or proceeding wherein a money judgment shall be sought against Borrower, except that Lender may bring a foreclosure action, action for specific performance or other appropriate action or proceeding to enable Lender to enforce and realize upon this Note, the Security Instrument, the other Loan Documents, and the interest in the Property, the Rents (as defined in the Security Instrument) and any other collateral given to Lender created by this Note, the Security Instrument and the other Loan Documents; provided, however, that any judgment in any such action or proceeding shall be enforceable against Borrower only to the extent of Borrower's interest in the Property, in the Rents and in any other collateral given to Lender. Lender, by accepting this Note and the Security Instrument, agrees that it shall not, except as otherwise provided in Section 10.10 of the Security Instrument, sue for, seek or demand any deficiency judgment against Borrower in any such action or proceeding, under or by reason of or under or in connection with this Note, the other Loan Documents or the Security Instrument. The provisions of this Article shall not, however, (i) constitute a waiver, release or impairment of any obligation evidenced or secured by this Note, the other Loan Documents or the Security Instrument; (ii) Intentionally Deleted; (iii) impair the right of Lender to name Borrower as a party defendant in any action or suit for judicial foreclosure and sale under the Security Instrument; (iv) affect the validity or enforceability of any indemnity, guaranty, master lease or similar instrument made in connection with this Note, the Security Instrument, or the other Loan
Documents; (v) impair the right of Lender to obtain the appointment of a receiver; (vi) impair the enforcement of the Assignment of Leases and Rents executed in connection herewith; (vii) impair the right of Lender to obtain a deficiency judgment or judgment on the Note against Borrower if necessary to obtain any insurance proceeds or condemnation awards to which Lender would otherwise be entitled under the Security Instrument; provided however, Lender shall only enforce such judgment against the insurance proceeds and/or condemnation awards; or (viii) impair the right of Lender to enforce the provisions of Sections 10. 10, 1 1.2 and 11.3 of the Security Instrument.

         (b) Notwithstanding the provisions of this Article 14 to the contrary, Borrower shall be personally liable to Lender for the Losses (as defined in the Security Instrument) it incurs due to: (i) fraud or intentional misrepresentation by Borrower, its agents or principals in connection with the execution and the delivery of this Note, the Security Instrument or the other Loan Documents, (ii) Borrower's misapplication or misappropriation of (A) Rents received by Borrower after the occurrence of an Event of Default, (B) tenant security deposits or Rents collected in advance, or (C) insurance proceeds or condemnation awards, (iii) Borrower's failure to pay Taxes (as defined in the Security Instrument), Insurance Premiums (as defined in the Security Instrument), Other Charges (as defined in the Security Instrument) (except to the extent that sums sufficient to pay such amounts have been deposited in escrow with Lender pursuant to the terms of the Security Instrument), charges for labor or materials or other charges that can create liens on the Property, provided that Borrower's liability under this clause (iii) shall not exceed an amount equal to the net operating income of the Property for the twelve (12) month period preceding the related failure to pay, less the amount of all Constant Monthly Payments and required reserve payments made by Borrower in accordance with this Note, the Security Instrument and the other Loan Documents during such twelve (12) month period, (iv) Borrower's failure to comply with the provisions of Section 3.10 or Section 5.9 of the Security Instrument, or (v) Borrower's or any other Indemnitor's failure to comply with the provisions of the Environmental Indemnity (as defined in the Security Instrument).

         (c) Notwithstanding the foregoing, the agreement of Lender not to pursue recourse liability as set forth in Subsection (a) above SHALL BECOME NULL AND VOID and shall be of no further force and effect in the event of Borrower's default under Sections 4.2 or 8.2 of the Security Instrument, or if the Property or any part thereof shall become an asset in (i) a voluntary bankruptcy or insolvency proceeding, or (ii) an involuntary bankruptcy or insolvency proceeding (A) which is commenced by any party controlling, controlled by or under common control with Borrower (the "Borrowing Group") or (B) in which any member of the Borrowing Group objects to a motion by Lender for relief from any stay or injunction from the foreclosure of this Security Instrument or any other remedial action permitted hereunder or under the Note or the other Loan Documents.
         (d) Nothing herein shall be deemed to be a waiver of any right which Lender may have under Sections 506(a), 506(b), 1111(b) or any other provisions of the U.S. Bankruptcy Code to file a claim for the full amount of the Debt or to require that all collateral shall continue to secure all of the Debt owing to Lender in accordance with this Note, the Security Instrument and the other Loan Documents.

15.      AUTHORITY

         Borrower (and the undersigned representative of Borrower, if any) represents that Borrower has full power, authority and legal right to execute and deliver this Note, the Security Instrument and the other Loan Documents and that this Note, the Security Instrument and the other Loan Documents constitute valid and binding obligations of Borrower.

16.      APPLICABLE LAW

         This Note shall be governed, construed, applied and enforced in accordance with the laws of the state in which the Property is located and the applicable laws of the United States of America.

17.      COUNSEL FEES

         In the event that it should become necessary to employ counsel to collect the Debt or to protect or foreclose the security therefor, Borrower also agrees to pay all reasonable fees and expenses of Lender, including, without limitation, reasonable attorney's fees for the services of such counsel whether or not suit be brought.

18.      NOTICES

         All notices or other written communications hereunder shall be deemed to have been properly given (i) upon delivery, if delivered in person or by facsimile transmission with receipt acknowledged by the recipient thereof, (ii) one (1) Business Day (defined below) after having been deposited for overnight delivery with any reputable overnight courier service, or (iii) three
(3)Business Days after having been deposited in any post office or mail depository regularly maintained by the U.S. Postal Service and sent by registered or certified mail, postage prepaid, return receipt requested, addressed as follows:

If to Borrower:

                                    VeriQuest-Colony Plaza One 1997
                                    c/o Colony Six CD, Ltd.
                                    1800 Bering Drive
                                    Suite 500
                                    Houston, Texas 77057
                                    Attention: S. Jay Williams
                                    Facsimile No. (713) 975-2810

With a copy to:                     Kissner & Sandvig, P.C.
                                    4265 San Felipe,
                                    Suite 550
                                    Houston, Texas 77027
                                    Attention: Leo A. Kissner, Esq.
                                    Facsimile No. (713) 850- 1515

If to Lender:                       Holliday Fenoglio, L.P.
                                    3003 West Alabama
                                    Houston, Texas 77098
                                    Attention: John Fenoglio
                                    Facsimile No. (713) 527-8725

With a copy to:                     Lehman Brothers Holdings Inc.
                                    3 World Financial Center
                                    200 Vesey Street
                                    New York, New York 10285
                                    Attention:  John Herman
                                    Facsimile No. (212) 528-6659

With a copy to:                     Stroock & Stroock & Lavan LLP
                                    180 Maiden Lane
                                    New York, New York 10038
                                    Attention: William Campbell, Esq.
                                    Facsimile No. (212) 806-6006

or addressed as such party may from time to time designate by written notice to the other parties.

         Either party by notice to the other may designate additional or different addresses for subsequent notices or communications.

     "Business Day" shall mean a day upon which commercial banks are not authorized or required by law to close in New York, New York.

19.      MISCELLANEOUS

     (a) Wherever pursuant to this Note (i) Lender exercises any right given to it to approve or disapprove, (ii) any arrangement or term is to be satisfactory to Lender, or (iii) any other decision or determination is to be made by Lender, the decision of Lender to approve or disapprove, all decisions that arrangements or terms are satisfactory or not satisfactory and all other decisions and determinations made by Lender, shall be in the sole and absolute discretion of Lender and shall be final and conclusive, except as may be otherwise expressly and specifically provided herein.

     (b) Whenever used, the singular shall include the plural, the plural shall include the singular, and the words "Lender" and "Borrower" shall include their respective successors, assigns, heirs, executors and administrators.

         IN WITNESS WHEREOF, Borrower has duly executed this Note as of the day and year first above written.

                           BORROWER:

                           VERIQUEST-COLONY PLAZA ONE 1997, a Texas joint venture

                           By: VERIQUEST COLONY PLAZA ONE, LTD., a
                           Texas limited partnership, a Joint Venturer

                           By: VERIQUEST COMPANIES, INC., a Texas
                           corporation, its General Partner

                           By:_______________________________________
                           Jerry E. Allgood, President


                           By: COLONY SIX ~ CD, LTD., a Texas limited
                           partnership, a JointVenturer

                           By: CD-GP, INC., a Texas corporation, its General Partner

                           By:_____________________________________
                                   S. Jay Williams, President
STATE OF _______________ )
                         )s
COUNTY OF _____________  )

The  foregoing   instrument  was  acknowledged  before  me  this  _____  day  of
_____________, 1998, by Jerry E. Allgood, as the President of VeriQuest Companies, Inc., a Texas corporation, which is the sole general partner of VeriQuest Colony Plaza One, Ltd., a Texas limited partnership, which is a Joint Venturer of VeriQuest-Colony Plaza One 1997, a Texas loins Venture, on behalf of said corporation, limited partnership and joint venture. He is personally known to me or has produced_________________________ as identification.
                                                ________________________________
                                                Print Name:_____________________
                                                Notary Public
                                                Commission No.__________________


My Commission Expires: ____________

STATE OF _______________ )
                         ) s
COUNTY OF _____________  )

The foregoing instrument was acknowledged before me this ______ day of ________________, 1998, by S. Jay Williams, as the President of CD-GP, Inc., a Texas corporation, which is the sole general partner of Colony Six CD, Ltd., a Texas limited partnership, which is a Joint Venturer of VeriQuest-Colony Plaza One 1997, a Texas Joint Venture, on behalf of said corporation, limited partnership and joint venture. He is personally known to me or has produced ____________________________ as identification.


                                    Print Name:_________________________________
                                    Notary Public
                                    Commission No.______________________________

My Commission Expires: ____________

                           REVOLVING CREDIT AGREEMENT

                           dated as of August 25, 1998

                                  by and among

                          UNITED INVESTORS REALTY TRUST
                                   as Borrower

                     THE FINANCIAL INSTITUTIONS PARTY HERETO
                 AND THEIR ASSIGNEES UNDER SECTION 11.8. HEREOF
                                   as Lenders

                                       and

                     WELLS FARGO BANK, NATIONAL ASSOCIATION
                                    as Agent

                                                  TABLE OF CONTENTS

                                                                           Page
ARTICLE I.DEFINITIONS.......................................................1
         SECTION 1.1.  Definitions..........................................1
         SECTION 1.3.  Subsidiaries.........................................17
         SECTION 1.4.  Interpretation Generally; Times......................17

ARTICLE  II.CREDIT FACILITY.................................................18
         SECTION 2.1.  Making of Revolving Loans............................18
         SECTION 2.2.  Requests for Revolving Loans.........................19
         SECTION 2.3.  Funding..............................................19
         SECTION 2.4.  Continuation.........................................19
         SECTION 2.5.  Conversion...........................................20
         SECTION 2.6.  Interest Rate........................................20
         SECTION 2.7.  Special Provisions for LIBOR Loans...................21
         SECTION 2.8.  Capital Adequacy.....................................23
         SECTION 2.9.  Repayment of Loans...................................24
         SECTION 2.10. Voluntary Reductions of the Commitments..............25
         SECTION 2.11. Extension of Revolving Credit Termination Date.......25
         SECTION2.12.  Notes................................................26
         SECTION 2.13. Liens on Collateral..................................26
         SECTION 2.14. Letters of Credit....................................26

ARTICLE III.GENERAL LOAN PROVISIONS.........................................31
         SECTION 3.1.  Fees.................................................31
         SECTION 3.2.  Computation of Interest and Fees.....................31
         SECTION 3.3.  Pro Rata Treatment...................................31
         SECTION 3.4.  Sharing of Payments, Etc.............................32
         SECTION 3.5.  Defaulting Lenders...................................33
         SECTION 3.6.  Purchase of Defaulting Lender's Pro Rata Share.......33
         SECTION 3.7.  Limitation of Interest...............................34
         SECTION 3.8.  Statements of Account................................36
         SECTION 3.9.  Agent's Reliance.....................................36

ARTICLE IV.POOL PROPERTIES..................................................36
         SECTION 4.1.  Acceptance of Pool Properties........................36
         SECTION 4.2.  Termination of Designation as Pool Property;
                       Release..............................................39
         SECTION 4.3.  Additional Requirements of Pool Properties...........39

ARTICLE V.CONDITIONS........................................................39
         SECTION 5.1.  Conditions Precedent to Effectiveness................39
         SECTION 5.2.  Conditions Precedent to Loans and Issuance of
                       Letters of Credit....................................41

ARTICLE VI.REPRESENTATIONS AND WARRANTIES...................................44
         SECTION 6.1.  Existence and Power..................................44
         SECTION 6.2.  Ownership Structure..................................45
         SECTION 6.3.  Authorization of Agreement, Notes, Loan Documents
         and Borrowings.....................................................45
         SECTION 6.4.  Compliance of Agreement, Notes, Loan Documents
         and Borrowing with Laws, etc.......................................45
         SECTION 6.5.  Compliance with Law; Governmental Approvals..........45
         SECTION 6.6.  Indebtedness and Guarantees..........................46
         SECTION 6.7.  Property Management Agreements and Other Major
                       Agreements...........................................46
         SECTION 6.8.  Absence of Defaults..................................46
         SECTION 6.9.  Financial Information................................46
         SECTION 6.10.  Litigation..........................................47
         SECTION 6.11.  ERISA...............................................47
         SECTION 6.12.  Taxes...............................................47
         SECTION 6.13.  Investment Company Act; Public Utility Holding
                        Company Act.........................................47
         SECTION 6.14.  Full Disclosure.....................................47
         SECTION 6.15.  Insurance...........................................48
         SECTION 6.16.  Not Plan Assets.....................................48
         SECTION 6.17.  Title and Liens.....................................48
         SECTION 6.18.  Pool Properties.....................................48
         SECTION 6.19.  Margin Stock........................................48
         SECTION 6.20.  Solvency............................................48

ARTICLE VII.COVENANTS.......................................................49
         SECTION 7.1.  Information..........................................49
         SECTION 7.2.  Payment of Obligations...............................51
         SECTION 7.3.  Maintenance of Property; Insurance...................51
         SECTION 7.4. Conduct of Business; Maintenance of Existence; Qualification;
         Amendment of Declaration of Trust..................................52
         SECTION 7.5.  Compliance with Laws.................................52
         SECTION 7.6.  Inspection of Property, Books and Records............53
         SECTION 7.7.  Consolidations, Mergers, Acquisitions and Sales
                       of Assets............................................53
         SECTION 7.8.  Use of Proceeds and Letters of Credit................54
         SECTION 7.9.  Major Agreements.....................................54
         SECTION 7.10.  Major Construction..................................54
         SECTION 7.11.  ERISA...............................................55
         SECTION 7.12.  ERISA Exemptions....................................55
         SECTION 7.13.  Negative Pledge.....................................55
         SECTION 7.14.  REIT Status.........................................55
         SECTION 7.15.  Agreements with Affiliates..........................55
         SECTION 7.16.  New Subsidiaries....................................56
         SECTION 7.17.  Investment Manager; Advisory Agreement..............56
         SECTION 7.18.  Borrower Securities Listed..........................57
         SECTION 7.19.  Management..........................................57
         SECTION 7.20.  Year 2000...........................................57

ARTICLE VIII.FINANCIAL COVENANTS............................................57
         SECTION 8.1.  Minimum Net Worth....................................58
         SECTION 8.2.  Ratio of Total Liabilities to Gross Asset Value......58
         SECTION 8.3.  Distributions........................................58
         SECTION 8.4.  Ratio of EBITDA to Interest Expense..................58
         SECTION 8.5.  Ratio of EBITDA to Debt Service and
         Capital Expenditures Reserve.......................................58
         SECTION 8.6.  Permitted Investments................................59
         SECTION 8.7.  Floating Rate Debt...................................59
         SECTION 8.8.  Other Secured Indebtedness...........................59

ARTICLE IX.DEFAULTS.........................................................60
         SECTION 9.1.  Events of Default....................................60
         SECTION 9.2.  Remedies Upon an Event of Default....................61
         SECTION 9.3.  Additional Remedies Upon Certain Default.............62
         SECTION 9.4.  Rescission of Acceleration by Majority Lenders.......62
         SECTION 9.5.  Allocation of Proceeds...............................62
         SECTION 9.6.  Collateral Account...................................63

ARTICLE X.THE AGENT.........................................................64
         SECTION 10.1.  Appointment and Authorization.......................64
         SECTION 10.2.  Agent and Affiliates................................64
         SECTION 10.3.  Collateral Matters; Protective Advances.............65
         SECTION  10.4.   Post-Foreclosure Plans............................66
         SECTION 10.5.  Approvals of Lenders................................67
         SECTION 10.6.  Consultation with Experts...........................67
         SECTION 10.7.  Liability of Agent..................................67
         SECTION 10.8.  Indemnification of Agent............................68
         SECTION 10.9.  Credit Decision.....................................68
         SECTION 10.10.  Successor Agent....................................69
         SECTION 10.11.  Approvals and Other Actions by Majority Lenders....69

ARTICLE XI.MISCELLANEOUS....................................................70
         SECTION 11.1.  Notices.............................................70
         SECTION 11.2.  No Waivers..........................................71
         SECTION 11.3.  Expenses............................................72
         SECTION 11.4.  Stamp, Intangible and Recording Taxes...............73
         SECTION 11.5.  Indemnification.....................................73
         SECTION 11.6.  Setoff..............................................74
         SECTION 11.7.  Amendments..........................................74
         SECTION 11.8.  Successors and Assigns..............................75
         SECTION 11.9.  Governing Law.......................................77
         SECTION 11.10.  Litigation.........................................77
         SECTION 11.11.  Counterparts; Integration..........................78
         SECTION 11.12.  Invalid Provisions.................................78
         SECTION 11.13.  Limitation of Liability of Trustees, Etc...........78
                                        i

Exhibit A         Form of Assignment and Acceptance Agreement
Exhibit B         Form of Guaranty
Exhibit C         Form of Note
Exhibit D         Form of Notice of Borrowing
Exhibit E         Form of Notice of Continuation
Exhibit F         Form of Notice of Conversion
Exhibit G         Form of Extension Request
Exhibit H         Form of Opinion of Borrower's Counsel
Exhibit I         Form of Pool Certificate
Exhibit J         Form of Eligibility Certificate
Exhibit K         Form of Mortgage
Exhibit L         Form of Assignment of Rents and Leases
Exhibit M         Form of Estoppel Certificate
Exhibit N         Form of Subordination and Non-Disturbance Agreement
Exhibit O         Form of Reaffirmation of Guaranty
Exhibit P         Form of Environmental Indemnity Agreement
Exhibit Q         Form of Property Management Contract Assignment

Schedule 4.1      Pool Properties as of Agreement Date
Schedule 6.2      Ownership Structure
Schedule 6.6      Indebtedness and Guarantees
Schedule 6.7      Management Agreements and Other Major Agreements
Schedule 6.15     Insurance

                           REVOLVING CREDIT AGREEMENT

THIS REVOLVING CREDIT AGREEMENT (this "Agreement") dated as of August 25, 1998 by and among UNITED INVESTORS REALTY TRUST, a Texas real estate investment trust ("Borrower"), each of the financial institutions initially a signatory hereto together with their assignees pursuant to Section 11.8. ("Lenders"), and WELLS FARGO BANK, NATIONAL ASSOCIATION, as contractual representative for Lenders to the extent and in the manner provided in Article X. below (in such capacity "Agent").

WHEREAS, in order to refinance certain retail shopping centers currently owned by Borrower or its Wholly Owned Subsidiaries, to finance future acquisitions by Borrower or its Wholly Owned Subsidiaries of additional retail shopping centers and for other purposes permitted by this Agreement, Borrower desires to borrow from Lenders, on a secured revolving credit basis, loans in an aggregate principal sum outstanding from time to time not exceeding Thirty Million Dollars ($30,000,000.00); and
         WHEREAS, Lenders are willing to make loans to Borrower on such basis for such purposes, subject to the terms and conditions hereof.

         NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

                                   ARTICLE I.

                                   DEFINITIONS

         SECTION I.1.  Definitions.

         The following terms, as used herein, have the following meanings:

         "Adjusted Asset Value" means, as of a given date, (a) EBITDA of Borrower and its Consolidated Subsidiaries for the fiscal quarter most recently ended multiplied by (b) 4 and divided by (c) the Capitalization Rate. For purposes of determining Adjusted Asset Value, EBITDA shall be adjusted by the Agent in its reasonable discretion to take into account acquisitions and dispositions of property by Borrower and its Consolidated Subsidiaries and shall exclude any EBITDA from property upon which construction is then in progress.

         "Adjusted LIBO Rate" means, with respect to any Interest Period, an interest rate per annum equal to the lesser of (a) the sum of (1) the LIBO Rate with respect to such Interest Period plus (2) 1.5% or (b) the Maximum Lawful Rate.

         "Advisory Agreement" means the Amended and Restated Advisory Agreement dated as of June 9, 1997, by and between the Borrower and the Investment Manager.

         "Affiliate" means any Person which controls, is controlled by or is under common control with Borrower. As used herein, the term "control" means possession, directly or indirectly, of the power to vote ten percent (10%) or more of any class of voting securities of a Person or to direct or otherwise cause the direction of the management or policies of a Person, whether through the ownership of voting securities, by contract or otherwise.

         "Applicable Law" means all applicable provisions of local, state, federal and foreign constitutions, statutes, rules, regulations, ordinances, decrees, permits, concessions and orders of all governmental bodies and all orders and decrees of all courts, tribunals and arbitrators.

         "Appraisal" means, in respect of any Pool Property or proposed Pool Property, an M.A.I. appraisal commissioned by and addressed to Agent (acceptable to Agent as to form, substance and appraisal date), prepared by a professional appraiser acceptable to Agent, having at least the minimum qualifications required under Applicable Law governing Agent, including FIRREA, and determining the "as is" market value of such Property as between a willing buyer and a willing seller.

         "Appraised Value" means as to each Pool Property or proposed Pool Property the "as is" market value of such Property as reflected in the then most recent Appraisal of such Property as the same may have been adjusted by Agent based upon its internal review of such Appraisal which is based on criteria and factors then generally used and considered by Agent in determining the value of similar projects, which review shall be conducted prior to acceptance of such Appraisal by Agent and in any event within 30 days after receipt by Agent of such Appraisal.

         "Assignee" has the meaning given that term in Section 11.8.(c).

         "Assignment   and  Acceptance   Agreement"   means  an  Assignment  and
Acceptance Agreement between a Lender and an Assignee substantially in the form of Exhibit A.

         "Assignment of Rents" means each assignment of rents and leases encumbering each Pool Property, each substantially in the form of Exhibit L and incorporating such modifications as may be necessary, appropriate or customary in Agent's determination under the law of the State where the Property is located, and as otherwise originally executed or as the same may thereafter from time to time be supplemented, amended, modified or extended as security for the Obligations.

         "Base Rate" means a rate of interest equal to the lesser of (a) the greater of (1) the rate of interest per annum established from time to time by Wells Fargo Bank, National Association, San Francisco, California and designated as its prime rate (which rate of interest may not be the lowest rate charged by such bank, Agent or any of Lenders on similar loans) and (2) the Federal Funds Rate plus one-half of one percent (0.5%) or (b) the Maximum Lawful Rate. Each change in the Base Rate shall become effective without prior notice to Borrower or Lenders automatically as of the opening of business on the date of such change in the Base Rate.

         "Base Rate Loan" means any Revolving Loan hereunder with respect to which the interest rate is calculated by reference to the Base Rate.

         "Business Day" means (a) any day except a Saturday, Sunday or other day on which commercial banks in Houston, Texas or San Francisco, California are authorized or required to close and (b) with reference to LIBOR Loans, any day (except a Saturday, Sunday or other day on which commercial banks in Houston, Texas or San Francisco, California are authorized or required to close) on which dealings in Dollar deposits are carried out in the London interbank market.

         "Capital Expenditures Reserve" means, for any period and with respect to any Property, an amount equal to the greater of (a) the aggregate square footage of all completed space of such Property times $0.15, times a fraction, the numerator of which is the number of days of such period, and the denominator of which is 365 and (b) the amount of capital expenditures actually made in respect of such Property, excluding non-reoccurring capital expenditures for such period.

         "Capital Stock" means any common stock, preferred stock, other capital stock or other equity interest in a Person that is a corporation.

         "Capitalization Rate" means ten percent (10.00%).

         "Capitalized Lease Obligation" means Indebtedness represented by obligations under a lease that is required to be capitalized for financial reporting purposes in accordance with GAAP, and the amount of such Indebtedness shall be the capitalized amount of such obligations determined in accordance with GAAP.

         "Collateral" means any real or personal property securing any of the Obligations and includes all "Mortgaged Property" as defined in each Mortgage and all other property subject to a lien created by a Collateral Document.

         "Collateral Account" means a special interest-bearing deposit account maintained by Agent under its sole dominion and control.

         "Collateral Documents" means the Mortgages, Assignments of Rents, Property Management Contract Assignments, financing statements, and other loan and collateral documents creating, evidencing and perfecting Lenders' Liens in any of the Collateral.

         "Commitment" means, as to each Lender, such Lender's obligation to make Revolving Loans pursuant to Section 2.1. and to participate in Letters of Credit pursuant to Section 2.14.(f) in an amount up to, but not exceeding, the amount set forth for such Lender on its signature page hereto as such Lender's "Commitment Amount" or as set forth in any Assignment and Assumption Agreement for such Lender, as the same may be reduced from time to time pursuant to
Section 2.10. or as a result of an assignment pursuant to Section 11.8.(c).

         "Compliance Certificate" means the certificate described in Section 7.1.(c).

         "Consequential Loss" means, for any Lender with respect to (a) Borrower's payment of all or any portion of the then-outstanding principal amount of a LIBOR Loan on a day other than the last day of the Interest Period related thereto or (b) any of the circumstances specified in Section 2.7.(d) upon which a Consequential Loss may be incurred, any loss (excluding loss of anticipated profits), cost or expense incurred by such Lender as a result of the timing of such payment or Loan or in the redepositing, redeploying or reinvesting the principal amount so paid or affected by the timing of such Loan or the circumstances described in such Section, including without limitation, the sum of (i) the interest which, but for the payment or timing of the Loan, such Lender would have earned in respect of such principal amount, reduced, if such Lender is able to redeposit, redeploy, or reinvest such principal amount by the interest earned by such Lender as a result of so redepositing, redeploying or reinvesting such principal amount and (ii) any expense or penalty incurred by such Lender on redepositing, redeploying or reinvesting such principal amount. All determinations of Consequential Loss shall be made by the Agent exercising its reasonable judgment.

         "Consolidated Subsidiary" means, with respect to a Person at any date, any Subsidiary or other entity the accounts of which would be consolidated with those of such Person in its consolidated financial statements in accordance with GAAP, if such statements were prepared as of such date.

         "Contingent   Obligation"   means,  for  any  Person,  any  commitment,
undertaking, Guarantee or other obligation constituting a contingent liability that must be accrued under GAAP.

         "Continue",   "Continuation"   and  "Continued"   each  refers  to  the
continuation of a LIBOR Loan from one Interest Period to the next Interest Period pursuant to Section 2.4.

         "Convert", "Conversion" and "Converted" each refers to the conversion of a Loan of one Type into a Loan of another Type pursuant to Section 2.5.

         "Debt Service" means, with respect to any Person and for any period, the sum of (a) Interest Expense of such Person for such period plus (b) regularly scheduled principal payments on Indebtedness of such Person during such period other than any regularly scheduled principal payment payable on any Indebtedness which repays such Indebtedness in full, to the extent the amount of such final scheduled principal payment is greater than the scheduled principal payment immediately preceding such final scheduled principal payment.

         "Default" means any condition or event which constitutes an Event of Default or which with the giving of notice or lapse of time or both would, unless cured or waived, become an Event of Default.

         "Defaulting Lender" has the meaning given that term in Section 3.5.

         "Dollars" or "$" means the lawful currency of the United States of America.

         "EBITDA" means, with respect to any Person and for any period and without duplication, the sum of (a) net earnings (loss) of such Person for such period (excluding equity in net earnings or net loss of Unconsolidated Affiliates) plus (b) depreciation and amortization expense and other non-cash charges of such Person for such period (but only to the extent deducted in determining net income (loss) for such period) plus (c) interest expense of such Person for such period (but only to the extent deducted in determining net income (loss) for such period) plus (d) income and franchise tax expense of such Person in respect of such period (but only to the extent deducted in determining net income (loss) for such period) minus or plus (e) extraordinary gains or losses of such Person and gains and losses from sales of assets of such Person for such period plus (f) such Person's pro rata share of EBITDA of each of such Person's Unconsolidated Affiliates (determined in a manner consistent with the calculation of such Person's EBITDA).

         "Effective Date" means the date this Agreement becomes effective in accordance with Section 5.1.

         "Eligible Property" means a Property which satisfies all of the following requirements as determined by Agent: (a) such Property is owned in fee simple by Borrower or a Wholly Owned Subsidiary of Borrower; (b) neither such Property, nor any interest of Borrower or such Wholly Owned Subsidiary therein, is subject to any Lien other than Permitted Liens or to any agreement (other than this Agreement or any other Loan Document) that prohibits the creation of any Lien thereon as security for Indebtedness; (c) if such Property is owned by a Wholly Owned Subsidiary: (i) none of Borrower's direct or indirect ownership interest in such Wholly Owned Subsidiary is subject to any Lien other than Permitted Liens or to any agreement (other than this Agreement or any other Loan Document) that prohibits the creation of any Lien thereon as security for Indebtedness and (ii) neither such Wholly Owned Subsidiary, nor any other Wholly Owned Subsidiary through which Borrower holds any indirect interest in such Wholly Owned Subsidiary, is subject to any restriction of any kind which would limit its ability to pay or perform its obligations under the Guaranty required to be delivered hereunder prior to its obligation to pay dividends or make any other distribution on any of such Wholly Owned Subsidiary's capital stock or other securities owned by Borrower or any other Wholly Owned Subsidiary of Borrower; (d) such Property has an Occupancy Rate of at least 80%; and (e) such Property is free of all structural defects, title defects, environmental conditions or other adverse matters except for defects, conditions or matters individually or collectively which are not material to the profitable operation of such Property.

         "Eligibility Certificate" means the certificate described in Section 4.1.(b)(iii).

         "Environmental Indemnity Agreement" means an Environmental Indemnity Agreement executed by Borrower in favor of Agent and Lenders substantially in the form of Exhibit P.

         "Environmental Laws" means any and all Applicable Laws relating to the environment and that are applicable to Borrower and its assets or properties, the effect of the environment on human health or to emissions, discharges or releases of pollutants, contaminants, Hazardous Substances or wastes into the environment including, without limitation, ambient air, surface water, ground water, or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, Hazardous Substances or wastes or the clean-up or other remediation thereof.

         "ERISA" means the Employee Retirement Income Security Act of 1974, as amended, or any successor statute.

         "ERISA Group" means all members of a controlled group of corporations and all trades or businesses (whether or not incorporated) under common control that are treated as a single employer under Section 414 of the Internal Revenue Code.

         "ERISA Plan" means any employee benefit plan subject to Title I of ERISA.

         "Event of Default" means the occurrence of any of the events specified in Section 9.1., whatever the reason for such event and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment or order of any court or any order, rule or regulation of any governmental or nongovernmental body; provided that any requirement for notice or lapse of time or any other condition has been satisfied.

         "Executive Investment Summary" means, to the extent available, the set of information provided to the investment committee of the Borrower's board of trustees in connection with the purchase or acquisition of a Property. The Executive Investment Summary shall include, at a minimum, the following information relating to such Property: (a) a description of such Property, such description to include the age, location, site plan, color photographs and current occupancy rate of such Property; and (b) the purchase price paid or to be paid for such Property.

         "Extension Fee" has the meaning given that term in Section 3.1(b).

         "Extension Request" has the meaning given that term in Section 2.11.

         "Federal Funds Rate" means, on any day, the rate per annum (rounded upward, if necessary, to the nearest 1/100th of 1%) equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day, provided that (a) if such day is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day, and (b) if no such rate is published on such next succeeding Business Day, the Federal Funds Rate for such day shall be the average rate quoted to Agent on such day on such transactions as reasonably determined by Agent.

         "FIRREA"   means  the  Financial   Institution   Recovery   Reform  and
Enforcement Act of 1989, as amended.

         "Funds from Operations" means, as of any period for a Person, gross revenues (excluding unforfeited security deposits) of such Person, less all disbursements of such Person characterized as expenses and all proper charges against income, plus depreciation and deferred taxes, reserves and other non-cash charges (except for amortization of deferred finance costs) of such Person; provided, that there shall not be included in such revenues (a) any proceeds of any insurance policy other than rental or business interruption insurance received by such Person, (b) any gain which is classified as "extraordinary" in accordance with GAAP, or (c) any capital gains. The components of Funds from Operations shall not be increased or decreased by gains or losses from sales of property. Funds from Operations shall be calculated on a consolidated basis for Borrower and any of its Subsidiaries in accordance with GAAP. Adjustments for Unconsolidated Affiliates will be calculated to reflect funds from operations on the same basis.

         "GAAP" means, as to a particular Person, such accounting practice as, in the opinion of the independent accountants of recognized national standing regularly retained by such Person and acceptable to Agent, conforms at the time to generally accepted accounting principles, consistently applied. Generally Accepted Accounting Principles means those principles and practices (a) which are recognized as such by the Financial Accounting Standards Board, (b) which are applied for all periods after the date hereof in a manner consistent with the manner in which such principles and practices were applied to the most recent audited financial statements of the relevant Person furnished to Lenders or where a change therein has been concurred in by such Person's independent auditors, and (c) which are consistently applied for all periods after the date hereof so as to reflect properly the financial condition, and results of operations and changes in financial position, of such Person. If there is a change in such accounting practice as to Borrower that could affect Borrower's ability to comply with the terms of this Agreement, the parties hereto agree to review and discuss such changes in accounting practice and the terms of this Agreement for a period of no more than thirty (30) days with a view to amending this Agreement so that the financial measures of Borrower's operating performance and financial condition are substantially the same after such change as they were immediately before such change.

         "Governmental Approvals" means all authorizations, consents, approvals, licenses and exemptions of, registrations and filings with, and reports to, all Governmental Authorities.

         "Governmental   Authority"  means  any  government  (or  any  political
subdivision or jurisdiction thereof), court, bureau, agency or other governmental authority having jurisdiction over Borrower or any Subsidiary, or any of its or their business, operations or properties.

         "Gross Asset Value" means, at a given time, the sum of (a) Adjusted Asset Value at such time, plus (b) all cash and cash equivalents of Borrower and its Consolidated Subsidiaries at such time (excluding tenant deposits and other cash and cash equivalents the disposition of which is restricted in any way (excluding restrictions in the nature of early withdrawal penalties), plus the current book value of all real property of Borrower and its Consolidated Subsidiaries held for development or upon which construction is then in progress.

         "Guarantee" by any Person means any obligation, contingent or otherwise, of such Person directly or indirectly guaranteeing any Indebtedness or other obligation of any other Person and, without limiting the generality of the foregoing, any obligation, direct or indirect, contingent or otherwise, of such Person (a) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or other obligation (whether arising by virtue of partnership arrangements, by agreement to keep-well, to purchase assets, goods, securities or services, to take-or-pay, or to maintain financial statement conditions or otherwise) or (b) entered into for the purpose of assuring in any other manner the obligee of such Indebtedness or other obligation of the payment thereof or to protect such obligee against loss in respect thereof (in whole or in part), provided that the term Guarantee shall not include endorsements for collection or deposit in the ordinary course of business. The term "Guarantee" used as a verb has a corresponding meaning.

         "Guarantor" means all Subsidiaries of Borrower and each other Person who has executed and delivered the Guaranty; provided a Guaranty will not be required from a Subsidiary now existing or hereafter established for the exclusive purpose of obtaining permanent financing from a lender which has prohibited the Subsidiary from providing such a Guaranty.

         "Guaranty" means the Guaranty executed by each Guarantor in favor of Agent and Lenders and substantially in the form of Exhibit B.

         "Hazardous Substances" means any toxic, radioactive, caustic or otherwise hazardous substance, waste or contaminant, including asbestos and petroleum, its derivatives, by-products and other hydrocarbons, or any substance or material having any constituent elements displaying any of the foregoing characteristics, which are defined in or identified or regulated by any Environmental Laws.

         "Indebtedness"  of any Person means at any date,  without  duplication,
(a) all obligations of such Person for borrowed money, (b) all obligations of such Person evidenced by bonds, debentures, notes or other similar instruments,
(c) all obligations of such Person to pay the deferred purchase price of property or services, (d) all Capitalized Lease Obligations of such Person, (e) all Indebtedness secured by a Lien on any asset of such Person, whether or not such Indebtedness is otherwise an obligation of such Person, (f) all reimbursement obligations of such Person under any letters of credit or acceptances (whether or not the same have been presented for payment); (g) such Person's proportionate share of Indebtedness of any Unconsolidated Affiliate of such Person, which Indebtedness such Person is obligated on a non-recourse basis; (h) all indebtedness of any other Person of which such Person is a general partner; and (i) all Indebtedness of any such Unconsolidated Affiliate, which Indebtedness such Person has Guaranteed or is otherwise obligated on a recourse basis.

         "Intangible Assets" means, with respect to any Person (to the extent reflected in determining shareholders' equity of such Person) (a) deferred charges, (b) the amount of any write-up in the book value of any assets contained in any balance sheet resulting from revaluation thereof or any write-up in excess of the cost of such assets acquired, and (c) the aggregate of all amounts appearing on the assets side of any such balance sheet for franchises, licenses, permits, patents, patent applications, copyrights, trademarks, trade names, goodwill, treasury stock, experimental or organizational expenses and other like intangibles.

         "Interest Expense" means, for any Person and for any period, all paid or accrued interest expense of such Person for such period and shall include (a) all paid or accrued interest expense in respect of Indebtedness and other liabilities which such Person has Guaranteed or is otherwise obligated whether or not on a recourse basis (b) such Person's proportionate share of all paid or accrued interest expense for such period of Unconsolidated Affiliates of such Person, (c) costs related to Interest Rate Agreements, but shall not include capitalized interest on Reserved Construction Loans for such period and (d) fees and other expenses related to the issuance of letters of credit.

         "Interest Period" means with respect to any LIBOR Loan, the period commencing on the date of the borrowing, Conversion or Continuation of such Loan and ending on the last day of the period selected by Borrower pursuant to the provisions below. The duration of each Interest Period shall be one, two, three or six months (and if approved by all Lenders, twelve months), in each case Borrower may, in an appropriate Notice of Borrowing, Notice of Continuation or Notice of Conversion, select. In no event shall an Interest Period of a Revolving Loan extend beyond the Maturity Date. Whenever the last day of any Interest Period would otherwise occur on a day other than a Business Day, the last day of such Interest Period shall be extended to occur on the next succeeding Business Day; provided, however, that if such extension would cause the last day of such Interest Period to occur in the next following calendar month, the last day of such Interest Period shall occur on the next preceding Business Day.

         "Interest Rate Agreement" means any interest rate swap agreement, interest rate cap agreement, interest rate collar agreement or other similar contractual agreement or arrangement entered into by Borrower or any Subsidiary with a nationally recognized then rated investment grade financial institution for the purpose of protecting Borrower or such Subsidiary against fluctuations in interest rates.

         "Internal Revenue Code" means the Internal Revenue Code of 1986, as amended, or any successor statute.

         "Investment" means, with respect to any Person and whether or not such investment constitutes a controlling interest in such Person: (a) the purchase or other acquisition of any share of capital stock or other equity interest, evidence of Indebtedness or other security issued by any other Person; (b) any loan, advance or extension of credit to, or contribution to the capital of, any other Person; (c) any Guarantee of the Indebtedness of any other Person; (d) the subordination of any claim against a Person to other Indebtedness of such Person; and (e) any other investment in any other Person.

         "Investment Manager" means FCA Corp., a Texas corporation, which provides investment and management services to the Borrower pursuant to the terms of the Advisory Agreement.

         "Issuing Bank" means Agent or an affiliate of Agent, as the issuer of Letters of Credit hereunder.

         "Issuing Bank Fees" means the Fees payable to the Issuing Bank pursuant to the last sentences of Section 3.1.(c) and (d).

         "L/C Commitment Amount" means an amount equal to $10,000,000.00

         "Lending Office" means, for each Lender and for each Type of Loan, the office of such Lender specified as such on its signature page hereto, or in any applicable Assignment or Acceptance Agreement or such other office of such Lender as such Lender may notify the Agent from time to time.

         "Letter of Credit" has the meaning set forth in Section 2.14.(a).

         "Letter of Credit Documents" means, with respect to any Letter of Credit, collectively, any application therefor, any certificate or other document presented in connection with a drawing under such Letter of Credit and any other agreement, instrument or other document governing or providing for (a) the rights and obligations of the parties concerned or at risk with respect to such Letter of Credit or (b) any collateral security for any of such obligations.

         "Letter of Credit Liabilities" shall mean, without duplication, at any time and in respect of any Letter of Credit, the sum of (a) the Stated Amount of such Letter of Credit plus (b) the aggregate unpaid principal amount of all Reimbursement Obligations of Borrower at such time due and payable in respect of all drawings made under such Letter of Credit. For purposes of this Agreement, a Lender shall be deemed to hold a Letter of Credit Liability in an amount equal to its participation interest in the related Letter of Credit under Section 2.14.(f).

         "LIBO Rate" means, with respect to each Interest Period, the average rate of interest per annum (rounded upwards, if necessary, to the next highest 1/16th of 1%) at which deposits in immediately available funds in Dollars are offered to Agent (at approximately 10:00 a.m., two Business Days prior to the first day of such Interest Period) by first class banks in the interbank Eurodollar market, for delivery on the first day of such Interest Period, such deposits being for a period of time equal or comparable to such Interest Period and in an amount equal to or comparable to the principal amount of the LIBOR Loan to which such Interest Period relates. Each determination of the LIBO Rate by Agent shall, in absence of demonstrable error, be conclusive and binding.

         "LIBOR Loan" means any Revolving Loan hereunder with respect to which the interest rate is calculated by reference to the LIBO Rate for a particular Interest Period.

         "Lien" as applied to the property of any Person means: (a) any mortgage, deed to secure debt, deed of trust, pledge, lien, charge or lease constituting a Capitalized Lease Obligation, conditional sale or other title retention agreement, or other security interest, security title or encumbrance of any kind in respect of any property of such Person, or upon the income or profits therefrom; (b) any arrangement, express or implied, under which any property of such Person is transferred, sequestered or otherwise identified for the purpose of subjecting the same to the payment of Indebtedness or performance of any other obligation in priority to the payment of the general, unsecured creditors of such Person; and (c) the filing of, or any agreement to give, any financing statement under the Uniform Commercial Code or its equivalent in any jurisdiction.

         "Loan" means a Revolving Loan.

         "Loan Document" means this Agreement, each of the Notes, each Letter of Credit, each of the Environmental Indemnity Agreements, each of the Guaranties, each Collateral Document, any agreement evidencing the fees referred to in
Section 3.1.(c) and each other document or instrument executed and delivered by any Loan Party in connection with this Agreement or any of the other foregoing documents.

         "Loan Party" means each of Borrower, each Guarantor, and each other Person who guarantees all or a portion of the Obligations and/or who pledges any collateral security to secure all or a portion of the Obligations.

         "Major Agreements" means, at any time, (a) each Property Management Agreement with respect to a Pool Property and (b) any other agreement which in any way relates to the use, occupancy, operation, maintenance, enjoyment or ownership of a Pool Property, the breach or loss of which would have a Materially Adverse Effect.

         "Major Space Lease" means a lease of space in any Real Property which represents more than fifteen percent (15%) of the net rentable space in such Pool Property.

         "Majority Lenders" means, as at any time, Lenders having at least 66-2/3% of the aggregate amount of the Commitments or, if the Commitments have been terminated or reduced to zero, Lenders holding at least 66-2/3% of the principal amount of the Loans and Letter of Credit Liabilities.

         "Materially Adverse Effect" means a materially adverse effect on (a) the business, assets, liabilities, financial condition, or results of operations of Borrower and its Consolidated Subsidiaries taken as a whole, (b) the ability of any Loan Party to perform its obligations under any Loan Document to which it is a party, (c) the validity or enforceability of any of such Loan Documents,
(d) the rights and remedies of Lenders and Agent under any of such Loan Documents or (e) the timely payment of the principal of or interest on the Loans or other amounts payable in connection therewith. Except with respect to representations made or deemed made by Borrower under Article VI. or in any of the other Loan Documents to which any Loan Party is a party, all determinations of materiality shall be made by Agent in its reasonable judgment unless expressly provided otherwise.

         "Maturity Date" means August 25, 2000, or such earlier date that the entire unpaid principal balance of all Loans together with all accrued and unpaid interest thereon shall become due and payable in accordance with the terms of this Agreement or the Notes.

         "Maximum Loan Availability" means, at any time, the lesser of (a) sixty percent (60%) of the aggregate Appraised Value of the Pool Properties and (b) the aggregate Permanent Loan Estimate of all Pool Properties.

         "Mortgage(s)" means each mortgage, deed of trust or deed to secure debt encumbering a Pool Property, each substantially in the form of Exhibit K and incorporating such modifications as may be necessary, appropriate or customary in Agent's determination under the law of the State where the Pool Property is located, and as otherwise originally executed or as the same may thereafter from time to time be supplemented, amended, modified or extended by one or more indentures supplemental thereto granted by Borrower to Lenders as security for the Obligations.

         "Net Operating Income" means, for any Property for the period in question, but without duplication, the sum of (a) rents and other revenues received in the ordinary course from such Property (including amounts received from tenants as reimbursements for common area maintenance, taxes and insurance and proceeds of rent loss insurance but excluding pre-paid rents and revenues and security deposits except to the extent applied in satisfaction of tenants' obligations for rent) minus (b) all expenses paid or accrued related to the ownership, operation or maintenance of such property, including but not limited to taxes, assessments and the like, insurance, utilities, payroll costs, maintenance, repair and landscaping expenses, marketing expenses, and general and administrative expenses (including an appropriate allocation for legal, accounting, advertising, marketing and other expenses incurred in connection with such property, but specifically excluding general overhead expenses of Borrower and any property management fees) minus (c) the Capital Expenditures Reserve for such Property as of the end of such period minus (d) the greater of
(i) the actual property management fee paid during such period and (ii) an imputed management fee in the amount of three percent (3.0%) of the gross revenues for such Property for such period, in each case determined in accordance with GAAP.

         "Net Worth" means, for any Person and as of a given date, (a) ninety percent (90%) of such Person's total stockholder's equity plus (b) all depreciation and amortization of such Person after June 30, 1998 minus (c) all Intangible Assets of such Person, all as determined in accordance with GAAP.

         "Non-ERISA Plan" means any Plan subject to Section 4975 of the Internal Revenue Code.

         "Note" means a Revolving Note.

         "Notice of Borrowing" means a notice in the form of Exhibit D to be delivered to Agent pursuant to Section 2.2. evidencing Borrower's request for a Borrowing of Revolving Loans.

         "Notice of Continuation" means a notice in the form of Exhibit E to be delivered to Agent pursuant to Section 2.4.evidencing Borrower's request for the Continuation of a Borrowing of Revolving Loans.

         "Notice of Conversion" means a notice in the form of Exhibit F to be delivered to Agent pursuant to Section 2.5. evidencing Borrower's request for the Conversion of a Borrowing of Revolving Loans.

         "Obligations" means, individually and collectively: (a) all Loans; (b) all Reimbursement Obligations and all other Letter of Credit Liabilities; (c) any and all renewals and extensions of any of the foregoing and (d) all other indebtedness, liabilities, obligations, covenants and duties of Borrower owing to Agent and/or Lenders and/or the Issuing Bank of every kind, nature and description, under or in respect of this Agreement or any of the other Loan Documents, whether direct or indirect, absolute or contingent, due or not due, contractual or tortious, liquidated or unliquidated, and whether or not evidenced by any promissory note.

         "Occupancy Rate" means, with respect to a Property at any time, the ratio, expressed as a percentage, of (a) the net rentable square footage of such Property actually occupied by tenants paying rent pursuant to binding leases as to which no monetary default has occurred and has been continuing for a period of 90 or more days to (b) the aggregate net rentable square footage of such Property.

         "PBGC" means the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

         "Permanent Loan Estimate" means as of any date and with respect to any Pool Property, an amount equal to (a) the Net Operating Income of such Property for the immediately preceding six-month period divided by (b) the product of (i)
1.25 and (ii) the percent of a principal amount of a loan required to be paid each year in order to repay the principal amount of such loan in full based on a 25-year amortization and to pay the amount of interest due at each installment, utilizing a rate of interest equal to the greater of (x) the rate most recently published in the United States Federal Reserve Statistical Release (H.15) for 10-year Treasury Constant Maturities plus 2.00% or (y) 8.0%, in equal monthly installments of principal and interest.

         "Permitted Distributions" means an amount not exceeding 95% of Borrower's Funds from Operations for any fiscal quarter during the twelve month period following the Effective Date and during any consecutive four-fiscal quarter period thereafter.

         "Permitted Liens" means (a) Liens granted to Agent to secure the Obligations, (b) pledges or deposits made to secure payment of worker's compensation (or to participate in any fund in connection with worker's compensation insurance), unemployment insurance, pensions or social security programs, (c) encumbrances consisting of zoning restrictions, easements, or other restrictions on the use of real property, provided that such items do not materially impair the use of such property for the purposes intended and none of which is violated in any material respect by existing or proposed structures or land use, (d) the following to the extent no Lien has been filed in any jurisdiction or agreed to: (i) Liens for taxes not yet due and payable; or (ii) Liens imposed by mandatory provisions of Applicable Law such as for materialmen's, mechanic's, warehousemen's and other like Liens arising in the ordinary course of business, securing payment of Indebtedness the payment of which is not yet due, (e) Liens for taxes, assessments and governmental charges or assessments that are being contested in good faith by appropriate proceedings diligently conducted, and for which reserves acceptable to Agent have been provided, (f) Liens expressly permitted under the terms of the Loan Documents, and (g) any extension, renewal or replacement of the foregoing to the extent such Lien as so extended, renewed or replaced would otherwise be permitted hereunder.

         "Person" means an individual, a corporation, a partnership, a limited liability company, an association, a trust or any other entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

         "Plan" means at any time an employee pension benefit plan which is covered by Title IV of ERISA or subject to the minimum funding standards under
Section 412 of the Internal Revenue Code.

         "Pool Certificate" means the certificate described in Section 4.1(b)
(ii).

         "Pool Properties" means those Eligible Properties that have been approved pursuant to Article IV. for inclusion when calculating the Maximum Loan Availability and which are subject to the Lien of the Mortgages.

         "Pro Rata Share" means, with respect to any Lender, the percentage obtained by dividing (a) the amount of such Lender's Commitment by (b) the aggregate amount of Commitments of all Lenders, or, if the Commitments shall have been terminated, the percentage obtained by dividing (i) the aggregate unpaid principal amount of Loans and Letter of Credit Liabilities owing to such Lender by (ii) the aggregate unpaid principal amount of all Loans and Letter of Credit Liabilities.

         "Property" means real property improved with one or more operating retail shopping centers owned directly or indirectly by Borrower.

         "Property Management Agreements" means, collectively, all agreements entered into by Borrower with a Property Manager pursuant to which Borrower engages such Property Manager to advise Borrower with respect to the management of a Pool Property.

         "Property Management Contract Assignment" means a Property Management Contract Assignment executed by Borrower in favor of Agent for the benefit of Lenders substantially in the form of Exhibit Q.

         "Property Manager" means any Person engaged by Borrower under a Property Management Agreement to advise Borrower with respect to the management of a Pool Property.

         "Protective Advance" means all sums expended as determined by Agent to be necessary or appropriate to: (a) protect the priority, validity and enforceability of the Liens on, and security interests in, any Collateral and the instruments evidencing the Obligations; or (b) (i) prevent the value of any Collateral from being materially diminished (assuming the lack of such a payment within the necessary time frame could potentially cause such Collateral to lose value), or (ii) protect any of the Collateral from being materially damaged, impaired, mismanaged or taken, including, without limitation, any amounts expended in accordance with Section 10.3.

         "Regulations T, U and X" means Regulations T, U and X of the Board of Governors of the Federal Reserve System, as in effect from time to time.

         "Reimbursement  Obligation"  means  the  absolute,   unconditional  and
irrevocable obligation of Borrower to reimburse the Issuing Bank for any drawing honored by the Issuing Bank under a Letter of Credit.

         "REIT" means a Person qualifying for treatment as a "real estate investment trust" under the Internal Revenue Code.

         "Reserved Construction Loan" shall mean a construction loan extended to Borrower or any Subsidiary for the purpose of financing construction of a Property in respect of which: (a) no default or event of default exists; (b) interest on such loan has been budgeted to accrue at a rate of not less than the Base Rate at the time the interest reserve account is established; (c) the amount of such budgeted interest has been (i) included in the principal amount of such loan and (ii) segregated into an interest reserve account (which shall include any arrangement whereby loan proceeds equal to such budgeted interest are reserved and only disbursed to make interest payments in respect of such loan); (d) absent an event of default or default, such interest can be paid out of such interest reserve account only for the purpose of making interest payments on such loan; and (e) the amount held in such interest reserve account in respect of such loan, together with the net income, if any, from such Property projected by Agent will be sufficient, as determined by Agent, to pay all Interest Expense on such loan until the date that the Net Operating Income of such Property is anticipated to be sufficient to pay all Interest Expense on such loan.

         "Restricted Payment" means cash payment or other distributions on, or in respect of, any class of stock of, or other equity interest in, a Person, or other payments or transfers made in respect of the redemption, repurchase or acquisition of such stock or equity interest, other than any distribution or other payment payable solely in capital stock of such Person.

         "Revolving Credit Termination Date" means the earlier to occur of (a) August 25, 2000, or such later date to which such date may be extended in accordance with Section 2.11. or (b) the date on which the Commitments are terminated pursuant to Section 9.2.

         "Revolving  Loan"  means a loan  made by a  Lender  to  Borrower  under
 Section 2.1.

         "Revolving Note" means a promissory note executed by Borrower, payable to the order of a Lender, in an amount equal to such Lender's Commitment and substantially in the form of Exhibit C.

         "Secured Indebtedness" means, with respect to any Person, any Indebtedness of such Person that is secured in any manner by any Lien on any real property and shall include such Person's pro rata share of the Secured Indebtedness of any of such Person's Unconsolidated Affiliates.

         "Share" means a transferable unit of beneficial interest in Borrower.

         "Solvent" means, when used with respect to any Person, that (a) the fair value and the fair salable value of its assets (excluding any Indebtedness due from any Affiliate of such Person) are each in excess of the fair valuation of its total liabilities (including all contingent liabilities); (b) such Person is able to pay its debts or other obligations in the ordinary course as they mature and (c) that the Person has capital not unreasonably small to carry on its business and all business in which it proposes to be engaged.

         "Stated Amount" means the amount available to be drawn by a beneficiary under a Letter of Credit from time to time, as such amount may be increased or reduced from time to time in accordance with the terms of such Letter of Credit.

         "Subsidiary" means, for any Person, any corporation, partnership or other entity of which at least a majority of the securities or other ownership interests having by the terms thereof ordinary voting power to elect a majority of the board of directors or other persons performing similar functions of such corporation, partnership or other entity (without regard to the occurrence of any contingency) is at the time directly or indirectly owned or controlled by such Person or one or more Subsidiaries of such Person or by such Person and one or more Subsidiaries of such Person. "Wholly Owned Subsidiary" means any such corporation, partnership or other entity of which all of the equity securities or other ownership interests (other than, in the case of a corporation, directors' qualifying shares) are so owned or controlled.

         "Substantial Amount" means, at the time of determination thereof, an amount greater than or equal to 25% of the sum of (a) total consolidated assets of Borrower and its Consolidated Subsidiaries at such time plus (b) consolidated accumulated depreciation of Borrower and its Consolidated Subsidiaries at such time.

         "Total Liabilities" means, as to any Person, at a particular date, all liabilities which would, in conformity with GAAP, be properly classified as a liability on the balance sheet of such Person as at such date, and in any event shall include (without duplication): (a) all Indebtedness of such Person; (b) all accounts payable of such Person; (c) all reimbursement obligations of such Person under any letters of credit or banker's acceptances (whether or not the same have been presented for payment); (d) all lease obligations (including without limitation, ground leases) of such Person; (e) all purchase and repurchase obligations and forward commitments of such Person; (f) all unfunded obligations of such Person and (g) all Contingent Obligations of such Person.

         "Type" with respect to any Loan, refers to whether such Loan is a LIBOR Loan or a Base Rate Loan.

         "Unconsolidated Affiliate" shall mean, in respect of any Person, any other Person in whom such Person holds an Investment, which Investment is accounted for in the financial statements of such Person on an equity basis of accounting and whose financial results would not be consolidated under GAAP with the financial results of such Person on the consolidated financial statements of such Person.

         "Unprotected Floating Rate Debt" means all Indebtedness of Borrower and its Subsidiaries (including, without limitation, Indebtedness of Unconsolidated Affiliates of Borrower or any Subsidiary which Indebtedness is recourse to Borrower or such Subsidiary) which bears interest at fluctuating rates and for which Borrower or such Subsidiary has not obtained Interest Rate Agreements which effectively cause such variable rates to be equivalent to fixed rates or to not otherwise exceed 9.5% per annum.

         SECTION I.2.  Accounting Terms and Determinations; Covenant
Calculations.

         Unless otherwise specified herein, all accounting terms used herein shall be interpreted, all accounting determinations hereunder shall be made, and all financial statements required to be delivered hereunder shall be prepared in accordance with GAAP.

         SECTION I.3.  Subsidiaries.

         Unless   explicitly   set  forth  to  the  contrary,   a  reference  to
"Subsidiary" shall mean a Subsidiary of Borrower and a reference to an "Affiliate" shall mean a reference to an Affiliate of Borrower.

         SECTION I.4.  Interpretation Generally; Times.

         References in this Agreement to "Sections", "Articles", "Exhibits" and "Schedules" are to sections, articles, exhibits and schedules herein and hereto unless otherwise indicated. References in this Agreement or any other Loan Document to any document, instrument or agreement (a) shall include all exhibits, schedules and other attachments thereto, as updated from time to time,
(b) shall include all documents, instruments or agreements issued or executed in replacement thereof, and (c) shall mean such document, instrument or agreement, or replacement or predecessor thereto, as amended, modified or supplemented from time to time in accordance with its terms and in effect at any given time. Wherever from the context it appears appropriate, each term stated in either the singular or plural shall include the singular and plural, and pronouns stated in the masculine, feminine or neuter gender shall include the masculine, the feminine and the neuter. Unless otherwise indicated, all references to time are references to San Francisco, California time.

                                   ARTICLE II.

                                 CREDIT FACILITY

         SECTION  II.1.  Making of Revolving Loans.

         (ai Subject to the terms and conditions set forth in this Agreement including, without limitation, Section 2.15., each Lender severally agrees to make Revolving Loans to Borrower during the period from and including the Effective Date to but excluding the Revolving Credit Termination Date, in an aggregate principal amount at any one time outstanding up to, but not exceeding, the lesser of (a) such Lender's Pro Rata Share of the Maximum Loan Availability and (b) such Lender's Commitment. Each borrowing of Revolving Loans hereunder shall be in an aggregate principal amount of $100,000.00 and integral multiples of $50,000.00 in excess of that amount (except that any such borrowing of Revolving Loans may be in the aggregate amount of the unused Commitments). Within the foregoing limits and subject to the other terms of this Agreement, Borrower may borrow, repay and reborrow Revolving Loans.

         (bi Upon initial acceptance of a Pool Property by Lenders, Agent will determine the Appraised Value of such Property. Thereafter, Agent will not redetermine the Appraised Value of the Pool Properties prior to the initial Revolving Credit Termination Date unless (i) required under Applicable Law or
(ii) with respect to a particular Pool Property, there has been change in the Property which, in Agent's reasonable judgment, has had or could have a Materially Adverse Effect on such Property, including, without limitation, loss of a material tenant, a material adverse change since the Effective Date in the Occupancy Rate or Net Operating Income, a major casualty at such Property that is not fully covered by insurance, a material condemnation of such Property or a material adverse change in the market conditions affecting such Property. Agent will redetermine the Appraised Value of the Pool Properties upon exercise by Borrower of its right under Section 2.11 to extend the Revolving Credit Termination Date. Any redetermination of Appraised Value of the Pool Properties under this Section 2.1(b) shall be based on current Appraisals.

         (ci If there is any reduction in the Maximum Loan Availability during a fiscal quarter, such reduction shall become effective as of the end of such fiscal quarter. If there is any increase in the Maximum Loan Availability during a fiscal quarter, then such increase shall become effective as of the first Business Day of the Borrower's next succeeding fiscal quarter, provided that prior to such date (a) either (i) all Lenders approve the increase, if such increase is the result of an increase in the aggregate Appraised Value of the Pool Properties or (ii) if such increase is the result of an increase in the aggregate Permanent Loan Estimate of the Pool Properties, Borrower delivers a Pool Certificate to Agent which substantiates such increase and (b) Borrower delivers to Agent an endorsement to the title insurance policy in favor of Agent with respect to any Pool Property as to which the Appraised Value has increased increasing the amount thereof as related to such Pool Property to not less than the current Appraised Value (excluding the value of personal property) for such Pool Property, but only if such an endorsement is then available.

         (di Notwithstanding any other term of this Agreement or any other Loan Document, at no time may the aggregate principal amount of all outstanding Revolving Loans, together with the aggregate amount of all Letter of Credit Liabilities, exceed the lesser of (a) Maximum Loan Availability at such time or
(b) the aggregate amount of the Lenders' Commitments.

         SECTION II.2.  Requests for Revolving Loans.

         Not later than 10:00 a.m. at least one Business Day prior to a borrowing of Base Rate Loans and not later than 10:00 a.m. at least three Business Days prior to a borrowing of LIBOR Loans, Borrower shall deliver to Agent a Notice of Borrowing. Each Notice of Borrowing shall specify the principal amount of the Revolving Loans to be borrowed, the date such Revolving Loans are to be borrowed (which must be a Business Day), the use of the proceeds of such Revolving Loans, the Type of the requested Revolving Loans and if such Revolving Loans are to be LIBOR Loans, the initial Interest Period for such Revolving Loans. Each Notice of Borrowing shall be irrevocable once given and binding on Borrower. Prior to delivering a Notice of Borrowing, Borrower may (without specifying whether a Revolving Loan will be a Base Rate Loan or a LIBOR
Loan) request that Agent provide Borrower with the most recent LIBO Rate available to Agent. Agent shall provide such quoted rate to Borrower and to Lenders on the date of such request or as soon as possible thereafter.

         SECTION II.3.  Funding.

         (ai Promptly after receipt of a Notice of Borrowing under Section 2.2., Agent shall notify each Lender by telex or telecopy, or other similar form of transmission of the proposed borrowing. Each Lender shall deposit an amount equal to the Revolving Loan to be made by it with Agent at Agent's Lending Office, in immediately available funds not later than 10:00 a.m. on the date of such proposed Revolving Loans. Upon and subject to fulfillment of all applicable conditions set forth herein, Agent shall make available to Borrower at Agent's Lending Office, not later than 11:00 a.m. on the date of the requested Revolving Loans, the proceeds of such amounts received by Agent. The failure of any Lender to deposit the amount described above with Agent shall not relieve any other Lender of its obligations hereunder to make its Revolving Loan.

         (bi Unless Agent shall have been notified by any Lender that such Lender will not make available to Agent the Revolving Loan to be made by such Lender on such date, Agent may in its discretion assume that such Lender will make the proceeds of such Revolving Loan available to Agent on the date of the requested borrowing as set forth in the Notice of Borrowing and Agent may (but shall not be obligated to), in reliance upon such assumption, make available to Borrower the amount of such Revolving Loan to be provided by such Lender.

         SECTION II.4.  Continuation.

         So long as no Event of Default shall have occurred and be continuing, Borrower may on any Business Day, with respect to any LIBOR Loan, elect to maintain such LIBOR Loan or any portion thereof as a LIBOR Loan by selecting a new Interest Period for such LIBOR Loan. Each new Interest Period selected under this Section shall commence on the last day of the immediately preceding Interest Period. Each selection of a new Interest Period shall be made by Borrower's giving of a Notice of Continuation not later than 10:00 a.m. on the third Business Day prior to the date of any such Continuation by Borrower to Agent. Promptly after receipt of a Notice of Continuation, Agent shall notify each Lender by telex or telecopy, or other similar form of transmission of the proposed Continuation. Such notice by Borrower of a Continuation shall be by telephone or telecopy, confirmed immediately in writing if by telephone, in the form of a Notice of Continuation, specifying (a) the date of such Continuation,
(b) the LIBOR Loan and portion thereof subject to such Continuation and (c) the duration of the selected Interest Period, all of which shall be specified in such manner as is necessary to comply with all limitations on Loans outstanding hereunder. Each Notice of Continuation shall be irrevocable by and binding on Borrower once given. If Borrower shall fail to select in a timely manner a new Interest Period for any LIBOR Loan in accordance with this Section, such Loan will automatically, on the last day of the current Interest Period therefore, Convert into a Base Rate Loan notwithstanding failure of Borrower to comply with
Section 2.5.

         SECTION II.5.  Conversion.

         So long as no Event of Default shall have occurred and be continuing, Borrower may on any Business Day, upon Borrower's giving of a Notice of Conversion to Agent, Convert the entire amount of all or a portion of a Loan of one Type into a Loan of another Type. Promptly after receipt of a Notice of Conversion, Agent shall notify each Lender by telex or telecopy, or other similar form of transmission of the proposed Conversion. Any Conversion of a LIBOR Loan into a Base Rate Loan shall be made on, and only on, the last day of an Interest Period for such LIBOR Loan. Each such Notice of Conversion shall be given not later than 10:00 a.m. on the Business Day prior to the date of any proposed Conversion into Base Rate Loans and on the third Business Day prior to the date of any proposed Conversion into LIBOR Loans. Subject to the restrictions specified above, each Notice of Conversion shall be by telephone or telecopy confirmed immediately in writing if by telephone in the form of a Notice of Conversion specifying (a) the requested date of such Conversion, (b) the Type of Loan to be Converted, (c) the portion of such Type of Loan to be Converted, (d) the Type of Loan such Loan is to be Converted into and (e) if such Conversion is into a LIBOR Loan, the requested duration of the Interest Period of such Loan. Each Notice of Conversion shall be irrevocable by and binding on Borrower once given. Each Conversion from a Base Rate Loan to a LIBOR Loan shall be in an aggregate amount for the Loans of all Lenders of not less than $2,000,000.00 or integral multiples of $50,000.00 in excess of that amount.

         SECTION II.6.  Interest Rate.

         (ai All Loans. The unpaid principal of each Base Rate Loan shall bear interest from the date of the making of such Loan to but not including the date of repayment thereof at a rate per annum equal to the Base Rate in effect from day to day. The unpaid principal of each LIBOR Loan shall bear interest from the date of the making of such Loan to but not including the date of repayment thereof at a rate per annum equal to the Adjusted LIBO Rate for the Interest Period therefor.

         (bi Default Rate.  Notwithstanding the immediately preceding subsection
(a), effective immediately upon the occurrence and during the continuance of any Event of Default, the outstanding principal balance of the Loans and all Reimbursement Obligations, and to the extent permitted by Applicable Law any interest payments on the Loans not paid when due, shall bear interest payable on demand until paid at the Base Rate from time to time in effect plus four percent (4.0%).

         SECTION II.7.  Special Provisions for LIBOR Loans.

         (ai      Inadequacy of LIBOR Pricing.  Anything herein to the contrary notwithstanding, if, on or prior to the determination of any LIBO Rate for any Interest Period:

                  (i0 Agent reasonably determines, which determination shall be conclusive, that quotations of interest rates for the relevant deposits referred to in the definition of LIBO Rate are not being provided in the relevant amounts or for the relevant maturities for purposes of determining rates of interest for LIBOR Loans as provided herein; or

                  (ii0 any Lender reasonably determines, which determination shall be conclusive, and notifies Agent that the relevant rates of interest referred to in the definition of LIBO Rate upon the basis of which the rate of interest for LIBOR Loans for such Interest Period is to be determined are not likely adequately to cover the cost to such Lender of making or maintaining LIBOR Loans for such Interest Period;

then Agent shall give Borrower and each Lender prompt notice thereof and, so long as such condition remains in effect, Lenders shall be under no obligation to, and shall not, make additional LIBOR Loans, Continue LIBOR Loans or Convert Base Rate Loans into LIBOR Loans and Borrower shall, on the last day of each current Interest Period for each outstanding LIBOR Loan, either prepay such Loan or Convert such Loan into a Base Rate Loan in accordance with Section 2.5.

         (bi      Number of Interest Periods.  Anything herein to the contrary notwithstanding,  there shall not be outstanding at any one time more than six
(6) Interest Periods.

         (ci Illegality of LIBOR Loans. If, after the date of this Agreement, the adoption of any Applicable Law, rule or regulation, or any change therein, or any change in the interpretation or administration thereof by any Governmental Authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Lender with any request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency shall make it unlawful or impossible for any Lender to make, maintain or fund LIBOR Loans, such Lender shall forthwith give notice thereof to Agent and Borrower. Before giving any notice pursuant to this subsection, such Lender shall designate a different LIBOR lending office if such designation will avoid the need for giving such notice and will not be otherwise materially disadvantageous to any such Lender (as determined in the reasonable judgment of such Lender). Upon receipt of such notice, Borrower shall either (i) exercise its rights under Section 2.14. with respect to such Lender, or (ii) Convert such Lender's LIBOR Loans to Base Rate Loans, on either (A) the last day of the then-current Interest Period applicable to such LIBOR Loan if such Lender may lawfully continue to maintain and fund such LIBOR Loan to such day or (B) immediately if such Lender may not lawfully continue to fund and maintain such LIBOR Loan to such day.

         (di Consequential Losses. Borrower shall indemnify Agent and each Lender against any Consequential Loss incurred by Agent and each Lender as a result of (i) any failure to fulfill, on or before the date specified for such Loan in the applicable Notice of Borrowing, the conditions to such Loan set forth herein, or (ii) Borrower's requesting that a Base Rate Loan not be Converted into a LIBOR Loan on the date specified for such Conversion in a
Notice of Conversion, (iii) Borrower's requesting that a LIBOR Loan not be Continued on the date specified for such Continuation in a Notice of Continuation or (iv) Borrower's requesting that a LIBOR Loan not be made on the date specified for such LIBOR Loan in the Notice of Borrowing. A certificate of Agent and each Lender establishing the amount due from Borrower according to the preceding sentence, together with a description in reasonable detail of the manner in which such amount has been calculated, shall be prima facie evidence thereof.

         (ei Increased Costs for LIBOR Loans. If, after the date hereof, any Governmental Authority, central bank or other comparable authority, shall at any time impose, modify or deem applicable any reserve (including, without limitation, any imposed by the Board of Governors of the Federal Reserve System), special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, any Lender, or shall impose on any Lender (or its eurodollar lending office) or the interbank eurodollar market any other condition affecting its LIBOR Loans, such Lender's Note or its obligation to make LIBOR Loans; and the result of any of the foregoing is to increase the cost to such Lender of making or maintaining its LIBOR Loans, or to reduce the amount of any sum received or receivable by such Lender under this Agreement, or under such Lender's Note, by an amount reasonably deemed by such Lender to be material, then, within five days after demand by such Lender, Borrower shall pay to such Lender such additional amount or amounts as will compensate such Lender for such increased cost or reduction. Such Lender will (i) notify Agent and Borrower of any event occurring after the date of this Agreement which will entitle such Lender to compensation pursuant to this subsection as promptly as practicable (but in any event within 120 days) after such Lender obtains actual knowledge of such event, and Borrower shall not be liable for any such increased costs that accrue between the date such notification is required to be given and the date it was actually given and (ii) use good faith and reasonable efforts to designate a different lending office for such Lender's LIBOR Loans if such designation will avoid the need for, or reduce the amount of, such compensation and will not, in the reasonable opinion of such Lender, be materially disadvantageous to such Lender (provided that any such foreign Lender shall have no obligation to so designate a lending office located in the United States of America). A certificate of such Lender claiming compensation under this Section and setting forth in reasonable detail the calculation of the additional amount or amounts to be paid to it hereunder shall be prima facie evidence thereof.

         (fi Effect on Base Rate Loans. If notice has been given pursuant to Section 2.7.(a) or (c) requiring LIBOR Loans of a Lender to be repaid or Converted, then unless and until Agent notifies Borrower that the circumstances giving rise to such repayment no longer apply, all Loans shall be Base Rate Loans. If Agent notifies Borrower that the circumstances giving rise to such repayment no longer apply, Borrower may thereafter select Loans from such Lender to be LIBOR Loans.

         (gi Payments Not at End of Interest Period. If Borrower makes any payment of principal with respect to any LIBOR Loan of a Lender on any day other than the last day of an Interest Period applicable to such LIBOR Loan, then Borrower shall reimburse such Lender on demand the Consequential Loss incurred by such Lender as a result of the timing of such payment. A certificate of Agent setting forth in reasonable detail the basis for the determination of the amount of Consequential Loss shall be delivered to Borrower by Agent and shall, in the absence of demonstrable error, be conclusive and binding. Any Conversion of a LIBOR Loan to a Base Rate Loan on any day other than the last day of the Interest Period for such LIBOR Loan shall be deemed a payment for purposes of this subsection.

         SECTION II.8.  Capital Adequacy.

         If, after the date hereof, any Lender shall have determined that either
(a) the adoption of any law, rule, regulation or guideline of general applicability regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any Governmental Authority, central bank or comparable agency charged with the interpretation or administration thereof, or (b) compliance by such Lender (or any lending office of such Lender) with any request or directive of general applicability regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on such Lender's capital as a consequence of its or Borrower's obligations hereunder to a level below that which such Lender could have achieved but for such adoption, change or compliance (taking into consideration such Lender's policies with respect to capital adequacy) by an amount reasonably deemed by such Lender to be material, then from time to time, within ten days after demand by such Lender, which demand shall include a calculation and a reference to the law, rule or regulation, Borrower shall pay to such Lender such additional amount or amounts as will adequately compensate such Lender for such reduction. Such Lender will notify Agent and Borrower of any such determination which will entitle such Lender to compensation pursuant to this subsection as promptly as practicable (but in any event within 120 days) after such Lender obtains actual knowledge of the event or condition prompting such Lender to make such determination, and Borrower shall not be liable for any such amount or amounts that accrue between the date such notification is required to be given and the date it was actually given. A certificate of such Lender claiming compensation under this Section and setting forth the additional amount or amounts to be paid to it hereunder, together with the description of the manner in which such amounts have been calculated, shall be prima facie evidence thereof. In determining such amount, such Lender may use any reasonable averaging and attribution methods.

         SECTION II.9.  Repayment of Loans.

         (ai Payment of Interest. All accrued and unpaid interest on the unpaid principal amount of each Loan shall be payable (i) monthly in arrears on the first day of each month, commencing with the first full calendar month occurring after the Effective Date, (ii) on the Maturity Date and (iii) on any date on which the principal balance of such Loan is due and payable in full. Borrower shall receive an invoice for each monthly interest payment on or about the 10th day of each month.

         (bi      Payment of Principal of Revolving Loans.  The aggregate
outstanding principal balance of all Revolving Loans shall be due and payable in full on the Maturity Date.

         (ci Optional Prepayments. Borrower may, upon at least one Business Day's prior notice to Agent, prepay any Loan in whole at any time, or from time to time in part in an amount equal to $100,000.00 or integral multiples of $50,000.00 in excess of that amount, by paying the principal amount to be prepaid. If Borrower shall prepay the principal of any LIBOR Loan on any date other than the last day of the Interest Period applicable thereto, Borrower shall pay the amounts, if any, due under Section 2.7.(d).

         (di Mandatory Prepayments. If at any time the aggregate principal amount of all outstanding principal balances of Revolving Loans, together with the aggregate amount of Letter of Credit Liabilities, exceeds the aggregate amount of the Commitments in effect at such time, Borrower shall promptly upon demand pay to Agent for the accounts of the Lenders the amount of such excess. If at any time the aggregate outstanding principal balances of Revolving Loans together with the aggregate amount of all Letter of Credit Liabilities, exceeds the Maximum Loan Availability, then Borrower shall, within 10 days of Borrower obtaining actual knowledge of the occurrence of such excess, deliver to Agent and each Lender a written plan acceptable to Lenders to eliminate such excess (whether by designation of additional Properties as Pool Properties, by Borrower repaying an appropriate amount of Loans, or otherwise). If such excess is not eliminated within 30 days of Borrower obtaining actual knowledge of the occurrence thereof, then the entire outstanding principal balance of all Loans and all accrued interest thereon, together with an amount equal to all Letter of Credit Liabilities for deposit into the Collateral Account, shall be immediately due and payable in full.

         (ei General Provisions as to Payments. Except to the extent otherwise provided herein, all payments of principal, interest and other amounts to be made by Borrower under this Agreement, the Notes or any other Loan Document shall be made in Dollars, in immediately available funds, without setoff, deduction or counterclaim, to Agent at its Lending Office, not later than 11:00 a.m. on the date on which such payment shall become due (each such payment made after such time on such due date to be deemed to have been made on the next succeeding Business Day). All payments to be made by Borrower to the Issuing Bank under this Agreement or any other Loan Document shall be made in Dollars, in immediately available funds, without setoff, deduction or counterclaim, to the Issuing Bank, not later than 11:00 a.m. on the date on which such payment shall become due (each such payment made after such time on such due date to be deemed to have been made on the next succeeding Business Day). The parties agree that if Borrower makes any payment due hereunder after 11:00 a.m. but before 5:00 p.m. on the date such payment is due, such late payment shall not constitute a Default under Section 9.1.(a) but shall nevertheless for all other purposes, including but not limited to, the calculation of interest and any fees payable pursuant to Section 3.1.(a), be deemed to have been paid as of the next succeeding Business Day as provided in the applicable parenthetical phrase of the preceding sentences. Each payment received by Agent for the account of a Lender under this Agreement or any Note shall be paid to such Lender, by wire transfer of immediately available funds in accordance with the wiring instructions provided by such Lender to the Agent from time to time, for the account of such Lender at the applicable Lending Office of such Lender. In the event Agent fails to pay such amounts to such Lender within one Business Day of receipt by Agent, Agent shall pay interest on such amount at a rate per annum equal to the Federal Funds Rate from time to time in effect. If the due date of any payment under this Agreement or any other Loan Document would otherwise fall on a day which is not a Business Day such date shall be extended to the next succeeding Business Day and interest shall be payable for the period of such extension.

         SECTION II.10.  Voluntary Reductions of the Commitments.

         Borrower may terminate or reduce the aggregate unused amount of the Commitments (for which purpose use of the Commitments shall be deemed to include the aggregate amount of all Letter of Credit Liabilities) at any time and from time to time without penalty or premium upon not less than three Business Days prior notice to Agent of each such termination or reduction, which notice shall specify the effective date thereof and the amount of any such reduction (which in the case of any partial reduction of the Commitments shall not be less than $100,000.00 and integral multiples of $50,000.00 in excess of that amount) and shall be irrevocable once given and effective only upon receipt by Agent; provided, however, that if Borrower seeks to reduce the aggregate amount of the Commitments below $2,000,000.00, then the Commitments shall be reduced to zero and except as otherwise provided herein, the provisions of this Agreement shall terminate. The Commitments, once reduced pursuant to this Section, may not be increased. Borrower shall pay all interest and other costs on the Revolving Loans accrued to the date of such reduction or termination of the Commitments to Agent for the account of Lenders.

         SECTION II.11.  Extension of Revolving Credit Termination Date.

         Borrower may request Agent and Lenders to extend the current Revolving Credit Termination Date for one one-year period by executing and delivering to Agent at least 90 days but no more than 120 days prior to the then-current Revolving Credit Termination Date, a written request in the form of Exhibit G (an "Extension Request"). Agent shall forward to each Lender and the Issuing Bank a copy of any Extension Request delivered to Agent promptly upon receipt thereof. So long as no Event of Default shall have occurred and be continuing at the time such Extension Request is received by the Agent and Borrower shall concurrently with delivery of the Extension Request pay to Agent the Extension Fee in accordance with Section 3.1(b), the Revolving Credit Termination Date shall thereupon be extended for one year. At the Agent's option, the Appraised Value of all Pool Properties may be re-determined by re-appraising the Pool Properties as a further condition to extension of the Revolving Credit Termination Date. Any such new Appraisals shall be ordered by Agent within three
(3) Business Days after receipt by Agent of the Extension Request. Agent shall promptly report to Borrower the results of such re-appraisal. If Borrower is not satisfied with such appraisals, it may withdraw the Extension Request, in which case the Extension Fee, less Agent's cost in obtaining the Appraisals, shall be refunded to Borrower.

         SECTION II.12.  Notes.

         The obligation of Borrower to repay the Revolving Loans shall, in addition to this Agreement, be evidenced by the Revolving Notes.

         SECTION II.13.  Liens on Collateral.

         Pursuant to the terms of the Collateral Documents, Borrower has granted to Agent, for the benefit of Lenders and the Issuing Bank, a valid, enforceable, perfected, and (except for Permitted Liens) first priority and only security interest and Lien in and to the Collateral as security for the Obligations.

         SECTION II.14.  Letters of Credit.

         (ai Letters of Credit. Subject to the terms and conditions of this Agreement including, without limitation, Section 2.15., Agent agrees to cause the Issuing Bank, on behalf of Lenders, to issue for the account of Borrower during the period from and including the Effective Date to, but excluding, the Revolving Credit Termination Date one or more letters of credit (each a "Letter of Credit") in such form and containing such terms as may be requested from time to time by Borrower and acceptable to the Issuing Bank and Agent, up to a maximum aggregate Stated Amount at any one time outstanding not to exceed the L/C Commitment Amount.

         (bi Terms of Letters of Credit. At the time of issuance, the amount, terms and conditions of each Letter of Credit, and of any drafts or acceptances thereunder, shall be subject to approval by the Issuing Bank, Agent and Borrower. Notwithstanding the foregoing, in no event may (i) the expiration date of any Letter of Credit extend beyond the Revolving Credit Termination Date,
(ii) a Letter of Credit have an initial duration in excess of one year, (iii) a Letter of Credit contain an automatic renewal clause or (iv) a Letter of Credit be issued within 30 days of the Revolving Credit Termination Date. The initial Stated Amount of each Letter of Credit shall be at least $100,000.00.

         (ci Requests for Issuance of Letters of Credit. In connection with the proposed issuance of a Letter of Credit, Borrower shall give Agent written notice (or telephonic notice promptly confirmed in writing) prior to the requested date of issuance of a Letter of Credit, such notice to describe in reasonable detail the proposed terms of such Letter of Credit and the nature of the transactions or obligations proposed to be supported by such Letter of Credit, and in any event shall set forth with respect to such Letter of Credit
(i) the proposed initial Stated Amount, (ii) the beneficiary, (iii) whether such Letter of Credit is a commercial or standby letter of credit and (iv) the proposed expiration date. Borrower shall also execute and deliver such customary applications and agreements for standby letters of credit, standby letter of credit agreements, applications for amendment to letter of credit, and other forms as requested from time to time by Agent or the Issuing Bank. Provided
Borrower has given the notice prescribed by the first sentence of this subsection and Borrower has executed and delivered to Agent and the Issuing Bank the agreements, applications and other forms as required by the immediately preceding sentence of this subsection, and subject to the terms and conditions of this Agreement, including the satisfaction of any applicable conditions precedent set forth in Article V., Agent agrees to cause the Issuing Bank to issue the requested Letter of Credit on the requested date of issuance for the benefit of the stipulated beneficiary but in no event prior to the date five (5) Business Days following the date after which each of Agent and the Issuing Bank received the items required to be delivered to it under this subsection. Upon the written request of Borrower Agent shall deliver to Borrower a copy of (i) any Letter of Credit proposed to be issued hereunder prior to the issuance thereof and (ii) each issued Letter of Credit within a reasonable time after the date of issuance thereof. To the extent any term of a Letter of Credit Document is inconsistent with a term of any Loan Document, the term of the Letter of Credit Document shall control.

         (di Reimbursement Obligations. Upon receipt by the Issuing Bank from the beneficiary of a Letter of Credit of any demand for payment under such Letter of Credit, Agent shall promptly notify Borrower of the amount to be paid by the Issuing Bank as a result of such demand and the date on which payment is to be made by the Issuing Bank to such beneficiary in respect of such demand. Borrower hereby unconditionally and irrevocably agrees to pay and reimburse the Issuing Bank for the amount of each demand for payment under such Letter of Credit at or prior to the date on which payment is to be made by the Issuing Bank to the beneficiary thereunder, without presentment, demand, protest or other formalities of any kind. Upon receipt by the Issuing Bank of any payment in respect of any Reimbursement Obligation, Agent agrees to cause the Issuing Bank to pay to each Lender that has acquired a participation therein under the second sentence of Section 2.14.(f) such Lender's Pro Rata Share of such payment.

         (ei Manner of Reimbursement. Unless Borrower shall elect to otherwise satisfy such Reimbursement Obligation, such reimbursement shall, subject to satisfaction of the conditions in Section 5.1 and Section 5.2 hereof and to the Maximum Loan Availability (after adjustment to reflect elimination of the corresponding Reimbursement Obligation), automatically be made by the borrowing of Revolving Loans. If Borrower fails to reimburse the Issuing Bank for a demand for payment under a Letter of Credit by the date of such payment, Agent shall give each Lender prompt notice thereof and of the amount of the demand for payment, specifying such Lender's Pro Rata Share of the amount of the related demand for payment.

         (fi Lenders' Participation in Letters of Credit. Immediately upon the issuance by the Issuing Bank of any Letter of Credit each Lender shall be deemed to have irrevocably and unconditionally purchased and received from the Issuing Bank, without recourse or warranty, an undivided interest and participation to the extent of such Lender's Pro Rata Share of the liability of the Issuing Bank with respect to such Letter of Credit and each Lender thereby shall absolutely, unconditionally and irrevocably assume, as primary obligor and not as surety, and shall be unconditionally obligated to the Issuing Bank to pay and discharge when due, such Lender's Pro Rata Share of the Issuing Bank's liability under such Letter of Credit. In addition, upon the making of each payment by a Lender to Agent for the benefit of the Issuing Bank in respect of any Letter of Credit pursuant to the immediately following subsection (g), such Lender shall, automatically and without any further action on the part of the Issuing Bank or such Lender, acquire (i) a participation in an amount equal to such payment in the Reimbursement Obligation owing to the Issuing Bank by Borrower in respect of such Letter of Credit and (ii) a participation in a percentage equal to such Lender's Pro Rata Share in any interest or other amounts payable by Borrower in respect of such Reimbursement Obligation (other than Issuing Bank Fees).

         (gi Payment Obligation of Lenders. Each Lender severally agrees to pay to Agent for the benefit of the Issuing Bank on demand in immediately available funds in Dollars the amount of such Lender's Pro Rata Share of each drawing paid by the Issuing Bank under each Letter of Credit to the extent such amount is not reimbursed by Borrower pursuant to Section 2.14.(d) and (e) or the other Letter of Credit Documents. Each such Lender's obligation to make such payments to Agent for the benefit of the Issuing Bank under this subsection, and the Issuing Bank's right to receive the same, shall be absolute, irrevocable and unconditional and shall not be affected in any way by any circumstance whatsoever, including without limitation, (i) the failure of any other Lender to make its payment under this subsection, (ii) the financial condition of Borrower, (iii) the existence of any Default or Event of Default, including any Event of Default described in Section 9.1.(h) or (i) or (iv) the termination of the Commitments. Each such payment to Agent for the benefit of the Issuing Bank shall be made without any offset, abatement, withholding or deduction whatsoever.

         (hi Issuing Bank's Duties Regarding Letters of Credit; Unconditional Nature of Reimbursement Obligation. In examining documents presented in connection with drawings under Letters of Credit and making payments under such Letters of Credit against such documents, the Issuing Bank shall only be required to use the same standard of care as it uses in connection with examining documents presented in connection with drawings under letters of credit in which it has not sold participations and making payments under such letters of credit. Borrower assumes all risks of the acts and omissions of, or misuse of the Letters of Credit by, the respective beneficiaries of such Letters of Credit. In furtherance and not in limitation of the foregoing, neither the Issuing Bank, Agent nor any of Lenders shall be responsible (i) for the form, validity, sufficiency, accuracy, genuineness or legal effects of any document submitted by any party in connection with the application for and issuance of or any drawing honored under any Letter of Credit even if it should in fact prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent or forged; (ii) for the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign any Letter of Credit, or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason; (iii) for failure of the beneficiary of any Letter of Credit to comply fully with conditions required in order to draw upon such Letter of Credit; (iv) for errors, omissions, interruptions or delays in transmission or delivery of any messages, by mail, cable, telex, telecopy or otherwise, whether or not they be in cipher; (v) for errors in interpretation of technical terms; (vi) for any loss or delay in the transmission or otherwise of any document required in order to make a drawing under any Letter of Credit, or of the proceeds thereof; (vii) for the misapplication by the beneficiary of any such Letter of Credit, or the proceeds of any drawing under such Letter of Credit; and (viii) for any consequences arising from causes beyond the control of the Issuing Bank, Agent or Lenders. None of the above shall affect, impair or prevent the vesting of any of the Issuing Bank's rights or powers hereunder. Any action taken or omitted to be taken by the Issuing Bank under or in connection with any Letter of Credit, if taken or omitted in the absence of gross negligence or willful misconduct, shall not create against the Issuing Bank any liability to Borrower, Agent or any Lender. In this connection, the obligation of Borrower to reimburse the Issuing Bank for any drawing made under any Letter of Credit shall be absolute, unconditional and irrevocable and shall be paid strictly in accordance with the terms of this Agreement or any other applicable Letter of Credit Document under all circumstances whatsoever, including without limitation, the following circumstances: (i) any lack of validity or enforceability of any Letter of Credit Document or any term or provisions therein; (ii) any amendment or waiver of or any consent to departure from all or any of the Letter of Credit Documents; (iii) the existence of any claim, setoff, defense or other right which Borrower may have at any time against the Issuing Bank, Agent, any Lender, any beneficiary of a Letter of Credit or any other Person, whether in connection with this Agreement, the transactions contemplated hereby or in the Letter of Credit Documents or any unrelated transaction; (iv) any breach of contract or dispute between Borrower, the Issuing Bank, Agent, any Lender or any other Person; (v) any demand, statement or any other document presented under a Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein or made in connection therewith being untrue or inaccurate in any respect whatsoever; (vi) any non-application or misapplication by the beneficiary of a Letter of Credit of the proceeds of any drawing under such Letter of Credit; (vii) payment by the Issuing Bank under the Letter of Credit against presentation of a draft or certificate which does not strictly comply with the terms of the Letter of Credit; and (viii) any other act, omission to act, delay or circumstance whatsoever that might, but for the provisions of this Section, constitute a legal or equitable defense to or discharge of Borrower's Reimbursement Obligations.

         (ii Amendments, Etc. The issuance by the Issuing Bank of any amendment, supplement or other modification to any Letter of Credit shall be subject to the same conditions applicable under this Agreement to the issuance of new Letters of Credit (including, without limitation, that the request therefor be made through the Issuing Bank), and no such amendment, supplement or other modification shall be issued unless either (i) the respective Letter of Credit affected thereby would have complied with such conditions had it originally been issued hereunder in such amended, supplemented or modified form or (ii) the Majority Lenders shall have consented thereto.

         (ji Information to Lenders. Promptly following the end of each calendar month in which any Letters of Credit are outstanding, Agent shall deliver to Borrower, and each Lender a notice describing the aggregate amount of all Letters of Credit outstanding at the end of such month. Upon the request of any Lender from time to time, Agent shall deliver any other information reasonably requested by such Lender with respect to each Letter of Credit then outstanding. Other than as set forth in this subsection, Agent shall have no duty to notify Lenders regarding the issuance or other matters regarding Letters of Credit issued hereunder. The failure of Agent to perform its requirements under this subsection shall not relieve any Lender from its obligations under Section 2.14.(g).

         (ki Effect of Letters of Credit on Commitments. Upon the issuance by the Issuing Bank of any Letter of Credit and until such Letter of Credit shall have expired or been terminated, the Commitment of each Lender shall be deemed to be utilized for all purposes of this Agreement in an amount equal to such Lender's Pro Rata Share of the Stated Amount of such Letter of Credit plus any related Reimbursement Obligations then outstanding.

         (li Termination of Agreement Prior to Expiration of Letters of Credit; Letter of Credit Obligations in Excess of L/C Commitment Amount. If on the date (the "Facility Termination Date") this Agreement is terminated (whether voluntarily, by reason of the occurrence of an Event of Default or otherwise) any Letters of Credit are outstanding, Borrower shall, on the Facility Termination Date, pay to Agent an amount of money equal to the Stated Amount of such Letter(s) of Credit, together with the amount of any fees which would otherwise be payable by Borrower to Agent, Lenders or the Issuing Bank in respect of such Letters of Credit but for the occurrence of the Facility Termination Date for deposit into the Collateral Account. If at any time the aggregate Stated Amount of all outstanding Letters of Credit shall exceed the L/C Commitment Amount then in effect, Borrower shall pay to Agent for deposit into the Collateral Account an amount equal to such excess. If a drawing pursuant to any such Letter of Credit occurs on or prior to the expiration date of such Letter of Credit, Borrower authorizes Agent to disburse to the Issuing Bank the monies deposited in the Collateral Account to make payment to the beneficiary with respect to such drawing. If no drawing occurs on or prior to the expiration date of any such Letter of Credit, Agent shall return to Borrower the monies deposited in the Collateral Account with respect to such outstanding Letter of Credit on or before the date 10 Business Days after the expiration date with respect to the Letter of Credit.

         (mi Additional Costs in Respect of Letters of Credit. If as a result of the adoption of any Applicable Law or guideline of general applicability regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any Governmental Authority, central bank or comparable agency charged with the interpretation or administration thereof, or if as a result of any risk-based capital guideline or other requirement heretofore or hereafter issued by any Governmental Authority, there shall be imposed, modified or deemed applicable any tax, reserve, special deposit, capital adequacy or similar requirement against or with respect to or measured by reference to Letters of Credit and the result shall be to increase the cost to the Issuing Bank of issuing (or any Lender purchasing participations in) or maintaining its obligation hereunder to issue (or purchase participations
in) any Letter of Credit or reduce any amount receivable by the Issuing Bank or any Lender hereunder in respect of any Letter of Credit, then, upon demand by the Issuing Bank or such Lender, Borrower shall pay immediately to the Issuing Bank or such Lender, as applicable, from time to time as specified by the Issuing Bank or a Lender, such additional amounts as shall be sufficient to compensate the Issuing Bank or such Lender for such increased costs or reductions in amount.

                                  ARTICLE III.

                             GENERAL LOAN PROVISIONS

         SECTION III.1.  Fees.

         (ai On the Effective Date, Borrower shall pay to the Agent for the account of the Lenders an amount equal to three-eights of one percent (0.375%) of the aggregate amount of all Lenders' Commitments.

         (bi If, pursuant to Section 2.11., Borrower requests an extension of the Revolving Credit Termination Date, Borrower shall pay to Agent for the account of Lenders an extension fee (the "Extension Fee") equal to two-tenths of one percent (0.20%) of the aggregate amount of the Commitments at such time. Such fee shall be payable on the date on which Borrower delivers its Extension Request.

         (ci Borrower agrees to pay to Agent such fees for services rendered by Agent as shall be separately agreed upon between Borrower and Agent. Borrower agrees to pay to the Issuing Bank such fees for services rendered by the Issuing Bank as shall be separately agreed upon between Borrower and the Issuing Bank from time to time.

         (di Borrower agrees to pay to Agent for account of each Lender a letter of credit fee at a rate per annum equal to one and one-half percent (1.5%) of the Stated Amount of each Letter of Credit on the date of issuance of such Letter of Credit and on each anniversary of the date of issuance thereof until such Letter of Credit has expired. The fee provided for in the immediately preceding sentence shall be nonrefundable. Borrower shall pay directly to the Issuing Bank from time to time on demand all commissions, charges, costs and expenses in the amounts customarily charged by the Issuing Bank from time to time in like circumstances with respect to the issuance of each Letter of Credit, drawings, amendments and other transactions relating thereto.

         SECTION III.2.  Computation of Interest and Fees.

         Interest on the Loans and the Letter of Credit Liabilities and all fees shall be computed on the basis of a year of 360 days and paid for the actual number of days elapsed (including the first day but excluding the last day of a period).

         SECTION III.3.  Pro Rata Treatment.

         Except to the extent otherwise provided herein: (a) each borrowing from Lenders under Section 2.1. shall be made from Lenders, each payment of the Fees under Sections 3.1.(a) and (b) shall be made for account of Lenders, and each termination or reduction of the amount of the Commitments under Section 2.10. shall be applied to the respective Commitments of Lenders, pro rata according to the amounts of their respective Commitments; (b) each payment or prepayment of principal of Loans shall be made for account of Lenders pro rata in accordance with the respective unpaid principal amounts of the Loans held by them, provided that if immediately prior to giving effect to any such payment in respect of any Revolving Loans the outstanding principal amount of the Revolving Loans shall not be held by Lenders pro rata in accordance with their respective Commitments in effect at the time such Loans were made, then such payment shall be applied to the Revolving Loans in such manner as shall result, as nearly as is practicable, in the outstanding principal amount of the Revolving Loans being held by Lenders pro rata in accordance with their respective Commitments; (c) each payment of interest on Loans shall be made for account of Lenders pro rata in accordance with the amounts of interest on such Loans then due and payable to the respective Lenders; (d) the making, Conversion and Continuation of Revolving Loans of a particular Type (other than Conversions provided for by Section 2.7.(c) shall be made pro rata among Lenders according to the amounts of their respective Commitments (in the case of making of Loans) or their respective Loans (in the case of Conversions and Continuations of Loans) and the then current Interest Period for each Lender's portion of each Loan of such Type shall be coterminous; and (e) the Lenders' participation in, and payment obligations in respect of, Letters of Credit under Section 2.15., shall be pro rata in accordance with their respective Commitments. The fees referred to in
Section 3.1.(c) shall be for the account of only Agent.

         SECTION III.4.  Sharing of Payments, Etc.

         Borrower agrees that, in addition to (and without limitation of) any right of set-off, bankers' lien or counterclaim a Lender may otherwise have, each Lender shall be entitled, at its option but subject to receipt of Agent's prior written consent, to offset balances held by it for the account of Borrower at any of such Lender's offices, in Dollars or in any other currency, against any principal of, or interest on, any of such Lender's Loans hereunder (or other Obligations owing to such Lender hereunder) which is not paid when due (regardless of whether such balances are then due to Borrower), in which case such Lender shall promptly notify Borrower, all other Lenders and Agent thereof; provided, however, such Lender's failure to give such notice shall not affect the validity of such offset. If a Lender shall obtain payment of any principal of, or interest on, any Loan under this Agreement, or shall obtain payment on any other Obligation owing by Borrower through the exercise of any right of set-off, banker's lien or counterclaim or similar right or otherwise or through voluntary prepayments directly to a Lender or other payments made by Borrower to a Lender not in accordance with the terms of this Agreement and such payment, pursuant to the immediately preceding Section, should be distributed to Lenders in accordance with their Pro Rata Shares, such Lender shall promptly purchase from the other Lenders participations in (or, if and to the extent specified by such Lender, direct interests in) the Loans made by the other Lenders or other Obligations owed to such other Lenders in such amounts, and make such other adjustments from time to time as shall be equitable, to the end that all Lenders shall share the benefit of such payment (net of any expenses which may be incurred by such Lender in obtaining or preserving such benefit) in accordance with their respective Pro Rata Shares. To such end, all Lenders shall make appropriate adjustments among themselves (by the resale of participations sold or otherwise) if such payment is rescinded or must otherwise be restored. Borrower agrees that any Lender so purchasing a participation (or direct interest) in the Loans or other Obligations owed to such other Lenders may exercise all rights of set-off, bankers' lien, counterclaim or similar rights with respect to such participation as fully as if such Lender were a direct holder of Loans in the amount of such participation. Nothing contained herein shall require any Lender to exercise any such right or shall affect the right of any Lender to exercise, and retain the benefits of exercising, any such right with respect to any other indebtedness or obligation of Borrower.

         SECTION III.5.  Defaulting Lenders.

         If for any reason any Lender (a "Defaulting Lender") shall fail or refuse to perform its obligations under this Agreement or any other Loan Document to which it is a party within the time period specified for performance of such obligation or, if no time period is specified, if such failure or refusal continues for a period of five Business Days after notice from Agent, then, in addition to the rights and remedies that may be available to Agent or Borrower under this Agreement or Applicable Law, such Defaulting Lender's right to participate in the administration of the Loans, this Agreement and the other Loan Documents, including without limitation, any right to vote in respect of, to consent to or to direct any action or inaction of Agent or to be taken into account in the calculation of Majority Lenders or all Lenders, shall be suspended during the pendency of such failure or refusal. If for any reason a Lender fails to make timely payment to Agent of any amount required to be paid to Agent hereunder (without giving effect to any notice or cure periods), in addition to other rights and remedies which Agent or Borrower may have under the immediately preceding provisions or otherwise, Agent shall be entitled (i) to collect interest from such Defaulting Lender on such delinquent payment for the period from the date on which the payment was due until the date on which the payment is made at the Federal Funds Rate, (ii) to withhold or setoff and to apply in satisfaction of the defaulted payment and any related interest, any amounts otherwise payable to such Lender under this Agreement or any other Loan Document and (iii) to bring an action or suit against such Lender in a court of competent jurisdiction to recover the defaulted amount and any related interest. Any amounts received by Agent in respect of a Defaulting Lender's Pro Rata Share of the Loans shall not be paid to such Defaulting Lender and shall be held by Agent and applied against the purchase price of such Pro Rata Share of the Loans under Section 3.6. or (b) paid to such Defaulting Lender upon the Defaulting Lender's curing of its default.

         SECTION III.6.  Purchase of Defaulting Lender's Pro Rata Share.

         (a) Any Lender who is not a Defaulting Lender shall have the right, but not the obligation, in its sole discretion, to acquire all of a Defaulting Lender's Pro Rata Share of the Loans. If more than one Lender exercises such right, each such Lender shall have the right to acquire such proportion of such Defaulting Lender's Pro Rata Share of the Loans as they may mutually agree. Upon any such purchase of the Pro Rata Share of the Loans of a Defaulting Lender, the Defaulting Lender's interest in the Loans and its rights hereunder (but not its liability in respect thereof or under the Loan Documents or this Agreement to the extent the same relate to the period prior to the effective date of the purchase) shall terminate on the date of purchase, and the Defaulting Lender shall promptly execute all documents reasonably requested to surrender and transfer such interest to the purchaser thereof, including an appropriate Assignment and Acceptance Agreement.

         (b) The purchase price for the Pro Rata Share of the Loans of a Defaulting Lender shall be equal to the amount of the principal balance of the Loans outstanding and owed by Borrower to the Defaulting Lender. Prior to payment of such purchase price to Defaulting Lender, Agent shall apply against such purchase price any amounts payable in respect of such Pro Rata Share of the Loans as contemplated by the last sentence of Section 3.5. The Defaulting Lender shall be entitled to receive amounts owed to it by Borrower under the Loan Documents which accrued prior to the date of the default by the Defaulting Lender, to the extent the same are received by Agent from or on behalf of Borrower. There shall be no recourse against any Lender or Agent for the payment of such sums except to the extent of the receipt of payments from any other party or in respect of the Loans.

         SECTION III.7.  Limitation of Interest.

         (a) It is expressly stipulated and agreed to be the intent of Borrower and Lenders at all times to comply strictly with the applicable Texas law governing the maximum rate or amount of interest payable on the Notes or the Related Indebtedness (or applicable United States federal law to the extent that it permits Lenders to contract for, charge, take, reserve or receive a greater amount of interest than under Texas law). If the applicable law is ever judicially interpreted so as to render usurious any amount (i) contracted for, charged, taken, reserved or received pursuant to the Notes, any of the other Loan Documents or any other communication or writing by or between Borrower and Lenders related to the transaction or transactions that are the subject matter of the Loan Documents, (ii) contracted for, charged or received by reason of Lenders' exercise of the option to accelerate the maturity of the Notes and/or the Related Indebtedness, or (iii) Borrower will have paid or Lenders will have received by reason of any voluntary prepayment by Borrower of the Notes and/or the Related Indebtedness, then it is Borrower's and Lenders' express intent that all amounts charged in excess of the Maximum Lawful Rate shall be automatically cancelled, ab initio, and all amounts in excess of the Maximum Lawful Rate theretofore collected by Lenders shall be credited on the principal balance of the Notes and/or the Related Indebtedness (or, if the Notes and all Related Indebtedness have been or would thereby be paid in full, refunded to Borrower), and the provisions of the Notes and the other Loan Documents immediately be deemed reformed and the amounts thereafter collectible hereunder and thereunder reduced, without the necessity of the execution of any new document, so as to comply with the applicable law, but so as to permit the recovery of the fullest amount otherwise called for hereunder and thereunder; provided, however, if the Notes have been paid in full before the end of the stated term of the Notes, then Borrower and Lenders agree that Lenders shall, with reasonable promptness after Lenders discover or are advised by Borrower that interest was received in an amount in excess of the Maximum Lawful Rate, either refund such excess interest to Borrower and/or credit such excess interest against the Notes and/or any Related Indebtedness then owing by Borrower to Lenders. Borrower hereby agrees that as a condition precedent to any claim seeking usury penalties against Lenders, Borrower will provide written notice to Lenders, advising Lenders in reasonable detail of the nature and amount of the violation, and Lenders shall have sixty (60) days after receipt of such notice in which to correct such usury violation, if any, by either refunding such excess interest to Borrower or crediting such excess interest against the Notes and/or the Related Indebtedness then owing by Borrower to Lenders. All sums contracted for, charged or received by Lender for the use, forbearance or detention of any debt evidenced by the Notes and/or the Related Indebtedness shall, to the extent permitted by applicable law, be amortized or spread, using the actuarial method, throughout the stated term of the Notes and/or the Related Indebtedness (including any and all renewal and extension periods) until payment in full so that the rate or amount of interest on account of the Notes and/or the Related Indebtedness does not exceed the Maximum Lawful Rate from time to time in effect and applicable to the Notes and/or the Related Indebtedness for so long as debt is outstanding. In no event shall the provisions of Chapter 346 of the Texas Finance Code (which regulates certain revolving credit loan accounts and revolving triparty accounts) apply to the Notes and/or the Related Indebtedness. Notwithstanding anything to the contrary contained herein or in any of the other Loan Documents, it is not the intention of Lenders to accelerate the maturity of any interest that has not accrued at the time of such acceleration or to collect unearned interest at the time of such acceleration. Borrower and Lenders hereby agree that any and all suits alleging the contracting for, charging or receiving of usurious interest shall lie in Harris County, Texas, and each irrevocably waive the right to venue in any other county.

         (b) As used herein, the term "Maximum Lawful Rate" shall mean the maximum lawful rate of interest which may be contracted for, charged, taken, received or reserved by Lenders in accordance with the applicable laws of the State of Texas (or applicable United States federal law to the extent that it permits Lender to contract for, charge, take, receive or reserve a greater amount of interest than under Texas law), taking into account all Charges (as herein defined) made in connection with the transaction evidenced by the Notes and the other Loan Documents. As used herein, the term "Charges" shall mean all fees, charges and/or any other things of value, if any, contracted for, charged, received, taken or reserved by Lenders in connection with the transactions relating to the Notes and the other Loan Documents, which are treated as interest under applicable law. As used herein, the term "Related Indebtedness" shall mean any and all debt paid or payable by Borrower to Lenders pursuant to the Loan Documents or any other communication or writing by or between Borrower and Lenders related to the transaction or transactions that are the subject matter of the Loan Documents, except such debt which has been paid or is payable by Borrower to Lender under the Notes.

         (c) To the extent that Lender is relying on Chapter 1D of the Texas Credit Title to determine the Maximum Lawful Rate payable on the Notes and/or the Related Indebtedness, Lender will utilize the weekly ceiling from time to time in effect as provided in such Chapter 1D, as amended. To the extent United States federal law permits Lenders to contract for, charge, take, receive or reserve a greater amount of interest than under Texas law, Lenders will rely on United States federal law instead of such Chapter 1D for the purpose of determining the Maximum Lawful Rate. Additionally, to the extent permitted by applicable law now or hereafter in effect, Lenders may, at their option and from time to time, utilize any other method of establishing the Maximum Lawful Rate under such Chapter 1D or under other applicable law by giving notice, if required, to Borrower as provided by applicable law now or hereafter in effect.

         (d) Notwithstanding anything in the Notes to the contrary, if at any time (i) interest rate provided for under the Notes or any other Loan Document (the "Stated Rate"), and (ii) the Charges computed over the full term of the Notes, exceed the Maximum Lawful Rate, then the rate of interest payable hereunder, together with all Charges, shall be limited to the Maximum Lawful Rate; provided, however, that any subsequent reduction in the Stated Rate shall not cause a reduction of the rate of interest payable hereunder below the Maximum Lawful Rate until the total amount of interest earned hereunder, together with all Charges, equals the total amount of interest which would have accrued at the Stated Rate if such interest rate had at all times been in effect. Changes in the Stated Rate resulting from a fluctuations in the rates used to calculate the Stated Rate shall be subject to the provisions of this paragraph.

         SECTION III.8.  Statements of Account.

         Agent will account to Borrower monthly with a statement of Loans, Letters of Credit, charges and payments made pursuant to this Agreement and the other Loan Documents, and such account rendered by Agent shall be prima facie evidence thereof. The failure of Agent or any Lender to maintain or deliver such a statement of accounts shall not relieve or discharge Borrower from its obligations hereunder.

         SECTION III.9.  Agent's Reliance.

         Neither Agent, nor the Issuing Bank, nor any Lender shall incur any liability to Borrower for acting upon any telephonic notice permitted under this Agreement which Agent, the Issuing Bank or such Lender believes reasonably and in good faith to have been given by an individual authorized to deliver a Notice of Borrowing, Notice of Conversion, Notice of Continuation, a request for issuance of a Letter of Credit or an Extension Request on behalf of Borrower.

                                   ARTICLE IV.

                                 POOL PROPERTIES

         SECTION IV.1.  Acceptance of Pool Properties.

         (a) Existing Pool Properties. Subject to compliance with the terms and conditions of Section 5.1., Lenders have accepted the properties listed on Schedule 4.1. as of the date hereof as Pool Properties.

         (b) Approval of Additional Properties. If Borrower desires that Lenders accept an additional Property as a Pool Property, Borrower shall so notify Agent in writing and the Agent shall promptly notify each Lender. No Property will be evaluated by Lenders unless it is an Eligible Property, and unless and until Borrower delivers to Agent the following, in form and substance satisfactory to
Agent:

                  (i) An Executive Investment Summary in a form acceptable to the Agent;

                  (ii) A Pool Certificate executed by the chief financial officer or controller of Borrower (which officer shall be authorized to execute such certificate) in the form of Exhibit I attached hereto;

                  (iii) An Eligibility Certificate executed by the chief financial officer or controller of Borrower (which officer shall be authorized to execute such certificate) in the form of Exhibit J attached hereto;

                  (iv) Operating statements for such Property for the immediately preceding two (2) fiscal years and for the current fiscal year through the fiscal quarter most recently ending, in each case audited or certified by a representative of Borrower as being true and correct in all material respects and prepared in accordance with GAAP, provided that, with respect to any period such Property was not owned by a Loan Party, Borrower shall only be obligated to deliver such statements to the extent available to Borrower, and such certification may be based upon the best of Borrower's knowledge;

                  (v)    A pro forma operating statement for such Property;

                  (vi) A "Phase I" environmental assessment of such Property not more than 12 months old, which report (1) has been prepared by an environmental engineering firm acceptable to Agent and (2)complies with the requirements contained in Agent's guidelines entitled "Environmental Site Assessment - Scope of Work" dated December 29, 1994, including any
        amendments, supplements  or  other   modifications  to such guidelines
        adopted from time to time by Agent to be used in its lending practice generally, or any other similar guidelines adopted by Agent in replacement of such guidelines, to be used in its lending practice generally and any additional environmental studies or assessments available to the Borrower performed with respect to such Property;

                  (vii) Copies of all leases at such Property, together with sales information setting forth the total sales per square foot of leased space for the tenants under any Major Space Leases at such Property for the prior three year period (to the extent available to Borrower);

                  (viii) A current rent roll and a two-year operating and occupancy history for such Property, certified by a representative of Borrower as being true and correct in all material respects, provided that with respect to any period such Property was not owned by a Loan Party, Borrower shall only be obligated to deliver such information to the extent available to Borrower, and such certification may be based upon the best of Borrower's knowledge;

                  (ix) An operating budget and a capital expenditures budget for such Property with respect to the current fiscal year;

                  (x)    Copies of current engineering,  mechanical, structural
         and maintenance studies  with  respect   to  such   Property conducted
         by providers approved by Agent;

                  (xi) A copy of the most recent ALTA Owner's Policy of Title Insurance (or commitment to issue such a policy to the Loan Party owning or to own such Property) relating to such Property showing the identity of the fee titleholder thereto and all matters of record and copies of all documents of record reflected in Schedule B of the Owner's Policy;

                  (xii) Copies of (1) all Property Management Agreements and all other Major Agreements relating to such Property and (2) the form or forms of tenant leases used at the Property;

                  (xiii)If such Property is owned by, or is to be acquired by a Subsidiary which is not already a Guarantor, all items required to be delivered by a Subsidiary under Section 7.16.;

                  (xiv) An Appraisal of such Property;

                  (xv)  Copies  of  all  real estate tax bills for the prior two
(2) fiscal years;

                  (xvi) A tenant delinquency report for the two (2) most recent fiscal years and for the current fiscal year to date, provided that with respect to any period such Property was not owned by a Loan Party, Borrower shall only be obligated to deliver such information to the extent available to Borrower, and such certification may be based upon the best of Borrower's knowledge;

                  (xvii)A report of all known property code violations for the Property which remain uncured;

                 (xviii)A report of all pending litigation regarding the Property;

                  (xix) A copy of the contract of sale executed in connection with purchase of the Property, if the determination to accept the Property as a Pool Property is being made contemporaneously with purchase of the Property;

                  (xx) Copies of current certificates of occupancy for the Property and any and all other licenses and permits issued by Governmental Authorities and necessary for the ownership and operation of the Property;

                  (xxi) Evidence satisfactory to Agent of the type customarily delivered in the jurisdiction in which the Property is located that the Property has been constructed and is being used and operated in compliance with all applicable zoning, subdivision and other laws, orders, ordinances, rules and regulations relating to the use and occupancy of the Property; and

                 (xxii) Such other information Agent may reasonably request in order to evaluate the Property.

         Following receipt of the foregoing documents and information, Agent shall promptly submit such documents and information to Lenders, for approval by Lenders and Agent. Upon such approval by the Majority Lenders and Agent, such Property shall become a Pool Property. Each Lender shall have 20 days from the day on which the Agent receives such documents and information from Borrower (the "Review Period") to the Agent of such Lender's approval or disapproval of the Property as a Pool Property. If neither of the foregoing actions is taken by a Lender prior to the expiration of the Review Period, such Lender shall be deemed to have accepted such Property as a Pool Property.

         SECTION IV.2.  Termination of Designation as Pool Property; Release.

         From time to time Borrower may request, upon not less than 30 days prior written notice to Agent and Lenders, that a Pool Property cease to be a Pool Property. Agent shall grant such request if all of the following conditions are satisfied:

         (a) no Default or Event of Default shall have occurred and be continuing both at the time of such request and immediately after giving effect to such request; and

         (b)  Borrower  shall  have  delivered  to  Agent  a  Pool   Certificate
demonstrating on a pro forma basis, and Agent shall have determined, that the outstanding principal balance of the Loans will not exceed the Maximum Loan Availability after giving effect to such request and any prepayment to be made and/or the acceptance of any Property as an additional or replacement Pool Property to be given concurrently with such request.

Should Agent grant Borrower's request, Lenders shall fully release any Mortgage encumbering the Pool Property and the related Assignment of Rents and UCC financing statements related to such Mortgage, but Lenders shall not partially release any Mortgage. As additional conditions to any such release, Borrower shall pay all fees, costs and expenses, including reasonable attorneys' fees and expenses, incurred by Lender in connection with such release.

         SECTION IV.3.  Additional Requirements of Pool Properties.

         The aggregate average Occupancy Rate of all Pool Properties, when determined on a combined basis, shall equal or exceed 75% for each of Borrower's fiscal quarters. A Property shall cease to be a Pool Property if it shall cease to be an Eligible Property.

                                   ARTICLE V.

                                   CONDITIONS

         SECTION V.1.  Conditions Precedent to Effectiveness.

         The effectiveness of this Agreement and the obligation of Lenders to make any Loans to Borrower and Agent to cause the Issuing Bank to issue any Letters of Credit in accordance with the terms hereof are subject to the condition precedent that Borrower deliver to Agent each of the following, each of which shall be in form and substance satisfactory to Agent:

         (a) counterparts of this Agreement and all other Loan Documents executed by the parties hereto;

         (b) Revolving Notes executed by Borrower, payable to each Lender and complying with the terms of Section 2.12.;

         (c)      the Guaranty executed by each Guarantor;

         (d) an opinion of counsel to the Loan Parties, and addressed to Agent and Lenders in substantially the form of Exhibit H;

         (e) a certified copy of the Declaration of Trust of Borrower as filed in the office of the County Clerk of Harris County, Texas;

         (f)      a certified copy of the Bylaws of Borrower;

         (g) a certificate of incumbency signed by the Secretary or Assistant Secretary of Borrower with respect to each of the officers of Borrower authorized to execute and deliver the Loan Documents to which Borrower is a party;

         (h) certified copies (certified by the Secretary or Assistant Secretary of Borrower) of all action taken by Borrower's Board of Trustees to authorize the execution, delivery and performance of the Loan Documents to which it is a party;

         (i) the articles of incorporation, articles of organization, certificate of limited partnership or other comparable organizational instrument (if any) of each Guarantor certified as of a recent date by the Secretary of State of the State of formation of such Guarantor;

         (j) a Certificate of Good Standing or certificate of similar meaning with respect to each Guarantor issued as of a recent date by the Secretary of State of the State of formation of each such Guarantor and certificates of qualification to transact business or other comparable certificates issued by each Secretary of State (and any state department of taxation, as applicable) of each state in which such Guarantor is required to be so qualified;

         (k) a certificate  of  incumbency  signed by the Secretary or Assistant
Secretary (or other individual performing similar functions) of each Guarantor with respect to each of the officers of such Guarantor authorized to execute and deliver the Loan Documents to which such Guarantor is a party;

         (l) copies certified by the Secretary or Assistant Secretary of each Guarantor (or other individual performing similar functions) of (i) the by-laws of such Guarantor, if a corporation, the operating agreement, if a limited liability company, the partnership agreement, if a limited or general partnership, or other comparable document in the case of any other form of legal entity and (ii) all corporate, partnership, member or other necessary action taken by such Guarantor to authorize the execution, delivery and performance of the Loan Documents to which it is a party;

         (m)      a Pool Certificate calculated as of the date hereof;

         (n)      the fees then due under Section 3.1;

         (o) such other documents and instruments as Agent or any Lender may reasonably request.

         SECTION V.2. Conditions Precedent to Loans and Issuance of Letters of Credit.

         The obligation of Lenders to make any Revolving Loans and of Agent to cause the Issuing Bank to issue Letters of Credit is subject to the condition precedent that the following conditions be satisfied in the judgment of Agent:

         (a) in the case of Revolving Loans, timely receipt by Agent of a Notice of Borrowing;

         (b) in the case of Revolving Loans, Agent shall have received not less than five (5) Business Days prior to the date of the proposed Revolving Loan (or, if a later delivery date is expressly set forth below, on or prior to such later date), each of the following documents, instruments and agreements, each of which shall be satisfactory in form and substance to Agent in its reasonable discretion:

                  (i) On the date of the applicable Revolving Loan, policies of title insurance on forms of, and issued by, one or more title insurance companies satisfactory to Agent in its sole and absolute discretion (the "Title Companies"), showing fee simple title vested in the Borrower or any Wholly Owned Subsidiary, as the case may be, with respect to, or, if applicable, showing the Borrower's interest as a tenant under a ground lease of, the applicable Property and insuring the first priority of the Liens created under the Mortgages thereon in an amount satisfactory to Agent in its sole and absolute discretion, subject only to the Permitted Liens together with, as may be required by Agent, such reinsurance schedules, endorsements and agreements in respect of all then existing title insurance policies for such properties and the other Pool Properties in amounts and otherwise in form and substance satisfactory to Agent and executed by the Title Companies. Such policies shall also contain such endorsements and affirmative insurance provisions as Agent may reasonably require, subject to availability in the particular jurisdiction. In addition, Borrower shall have paid to the Title Companies (and shall have delivered to Agent evidence of such payment) all expenses of the Title Companies in connection with the issuance of such policies, reinsurance schedules, endorsements and agreements and an amount equal to the recording and stamp taxes (including, without limitation, mortgage recording taxes) payable in connection with recording the Mortgages in the appropriate county land offices.

                  (ii) Not less than three (3) Business Days prior to the proposed Revolving Loan, copies of the UCC filing searches, tax lien searches, judgment searches and real estate tax searches and, where available, municipal department searches setting forth any and all building violations (if available) in each county where the applicable Property is located (and in the case of UCC filing searches, in the office of the Secretary of State or other applicable State office of the State where such Property is located), demonstrating as of a recent date the existence of no other financing statements (other than those to be released concurrently with the subject Loan), tax liens, judgments, building violations or delinquent real estate taxes, together with evidence that all fees payable in connection with any such searches have been paid.

                  (iii) A survey of the applicable Property, prepared by a land surveyor licensed or registered in the State in which such Property is located and otherwise satisfactory to Agent, in compliance with the minimum standard detail requirements for land title surveys adopted by the American Land Title Association and American Congress on Surveying and Mapping, and certified to Agent, Borrower, the Title Companies and any other parties requested by Lender, as of a date not more than two
         (2) months prior to the date of the Loan.

                  (iv) Certified copies of all ground leases affecting the applicable Property, including all amendments and modifications thereto, and a ground lessor estoppel and consent satisfactory in form and substance to Agent.

                  (v) Not less than five (5) Business Days prior to the proposed Loan, certified copies of all Major Agreements relating to the applicable Property, together with a certificate signed by Borrower stating that such documents, instruments and agreements reflect, to the best of its knowledge, the only Major Agreements relating to such property.

                  (vi) Executed Estoppel Certificates and Subordination, Non-Disturbance and Attornment Agreements substantially in the forms attached hereto as Exhibit M and Exhibit N, respectively, from tenants under all Major Space Leases and from a sufficient number of other tenants so that Agent shall have received such instruments from tenants representing not less than 75% of the aggregate gross revenue from each Pool Property.

                  (vii) Evidence in form and substance satisfactory to Agent of insurance providing coverages and in the amount required by the Mortgages.

                  (viii) Such legal opinions (including an opinion of local counsel in the State in which the Property is located) with respect to such matters as Agent shall request and otherwise in form and substance satisfactory to the Agent.

                  (ix) Borrower shall have provided Agent with a Revolving Credit Endorsement, if available, with respect to each Title Policy. In any jurisdiction in which a Revolving Credit Endorsement is unavailable or the Revolving Credit Endorsement takes exception to mechanics' liens or other liens or encumbrances not approved by Agent, Borrower will provide a title update or title report for the applicable Pool Properties before the date of each Revolving Loan reflecting that there are no mechanics' liens or to other liens or encumbrances upon the applicable Pool Properties which have not been approved by Agent. In the event such title update or title report discloses mechanics' liens or other liens or encumbrances not approved by Agent, and, without waiving any of Lenders' rights hereunder or under any other Loan Documents on account of the existence of such liens or other encumbrances, the obligation of Lenders to make any Revolving Loan to Borrower is subject to the condition that such mechanics' liens or other liens or encumbrances be cured, deleted of record or remedied to Agent's reasonable satisfaction.

                  (x) Evidence that all actions necessary or, in the opinion of Agent, desirable to perfect and protect the Liens created by the Loan Documents have been taken, including, without limitation, evidence that the Mortgage on the applicable Property has been duly filed and recorded in the appropriate governmental offices and that the related UCC financing statements have been duly filed in the appropriate governmental offices.

                  (xi) Evidence (including, without limitation, payment instructions given by Borrower) that all fees and expenses payable to Lenders, including, without limitation, the fees and expenses referred to in Section 3.1 and Section 11.3 hereof, to the extent then due and payable, have been paid in full.

                  (xii) Such other documents relating to the transactions contemplated hereby as Agent may reasonably request, including, without limitation, a Reaffirmation of Guaranty executed by the Guarantors in the form of Exhibit O attached hereto.

         (c) As to each Pool Property, Agent shall have received a duly executed Mortgage, Assignment of Rents, Environmental Indemnity Agreement and related Collateral Documents. On or before the date of each Revolving Loan, the Mortgages shall constitute valid first mortgage liens on the fee simple title to, or, if applicable, on Borrower's interest as a tenant under a ground lease of, the Pool Properties and which shall secure all of the Obligations, subject only to the Permitted Liens and UCC-1 financing statements covering fixtures owned by the Borrower and affixed to, or used in connection with each such Property, in each case appropriately completed and duly executed and delivered to Agent for filing in the appropriate county and State offices shall have been filed to perfect the Liens in the Collateral described therein. Each of the Mortgages shall be cross-collateralized and cross-defaulted with the other Mortgages. In the event that the State in which the Property is located does not impose a mortgage recording tax, then the Mortgage encumbering such Property will be in the face amount of $30,000,000. In the event, however, that any such State imposes a mortgage recording tax, the face amount of the applicable Mortgage shall be limited to 100% of the Appraised Value of the Property as determined by Agent.

         (d) Since the date of the most recent financial statements of Borrower or Guarantors delivered to Agent, nothing shall have occurred which would or could have a Material Adverse Effect on Borrower or any Guarantor.

         (e) the proposed use of proceeds of such Revolving Loans or the proposed use of such Letter of Credit, as the case may be, set forth in the Notice of Borrowing is consistent with the provisions of Section 7.8.;

         (f) immediately before and after the making of such Revolving Loans or the issuance of such Letter of Credit, as applicable, no Default (including without limitation the existence of the condition described in Section 2.15) or Event of Default shall have occurred and be continuing; and

         (g) the representations and warranties of Borrower and the other Loan Parties contained in this Agreement and the other Loan Documents to which any of them is a party shall be true in all material respects on and as of the date of the making of such Revolving Loans or issuance of such Letter of Credit, as applicable, except to the extent such representations or warranties specifically relate to an earlier date or such representations or warranties become untrue by reason of events or conditions otherwise permitted hereunder and the other Loan Documents.

The delivery of each Notice of Borrowing, the making of each Loan and the issuance of each Letter of Credit shall constitute a certification by Borrower to Agent, the Issuing Bank and Lenders that the statements in the immediately preceding clauses (e) through (g) are true.

                                   ARTICLE VI.

                         REPRESENTATIONS AND WARRANTIES

         Borrower represents and warrants to Agent, the Issuing Bank and each Lender as follows:

         SECTION VI.1.  Existence and Power.

         Borrower is a real estate investment trust duly formed, validly existing and in good standing under the laws of the State of Texas. Each of Borrower's Subsidiaries is a corporation or other applicable legal entity, duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation or formation. Each of Borrower and its Subsidiaries has all requisite power and authority and all governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted and is duly qualified and is in good standing as a foreign corporation or other applicable legal entity, and authorized to do business, in each jurisdiction in which the character of its properties or the nature of its business requires such qualification or authorization except where the failure to be so qualified or authorized would not have a Materially Adverse Effect.

         SECTION VI.2.  Ownership Structure.

         Schedule  6.2.  correctly  sets  forth  the  corporate   structure  and
ownership interests of Borrower and all of its Subsidiaries as of the date hereof, including the correct legal name of Borrower and each such Subsidiary, and Borrower's relative equity interest in each such Subsidiary.

         SECTION VI.3. Authorization of Agreement, Notes, Loan Documents and Borrowings.

         Each Loan Party has the right and power, and has taken all necessary action to authorize it, to borrow hereunder (in the case of Borrower) and to execute, deliver and perform the Loan Documents to which it is or is to be a party, in accordance with their respective terms and to consummate the transactions contemplated. Each of the Loan Documents has been (and when executed and delivered in connection with this Agreement will be) duly executed and delivered by the duly authorized officers of each Loan Party a party thereto and each is (and each other Loan Document when executed and delivered in connection with this Agreement will be) a legal, valid and binding obligation of such Loan Party enforceable against such Loan Party in accordance with its respective terms, except as the same may be limited by bankruptcy, insolvency, and other similar laws affecting the rights of creditors generally and the availability of equitable remedies for the enforcement of certain obligations (other than the payment of principal) contained herein or therein may be limited by equitable principles generally.

         SECTION VI.4. Compliance of Agreement, Notes, Loan Documents and Borrowing with Laws, etc.

         The execution, delivery and performance of the Loan Documents in accordance with their respective terms and the borrowing of Loans hereunder do not and will not, by the passage of time, the giving of notice or otherwise (a) require any Governmental Approval, or violate any Applicable Law relating to any Loan Party, the failure to possess or to comply with which would have a Materially Adverse Effect; (b) conflict with, result in a breach of or constitute a default under the declaration of trust of Borrower, the articles of incorporation, articles of organization, partnership agreement or other comparable instrument of any other Loan Party, or any indenture, agreement or other instrument to which any Loan Party is a party or by which it or any of its properties may be bound and the violation of which would have a Materially Adverse Effect; or (c) result in or require the creation or imposition of any Lien upon or with respect to a Pool Property other than Permitted Liens.

         SECTION VI.5.  Compliance with Law; Governmental Approvals.

         Each of Borrower and its Subsidiaries is in compliance with each Governmental Approval applicable to it and in compliance with all other Applicable Law relating to it, except for noncompliances which, and Governmental Approvals the failure to possess which, would not, singly or in the aggregate, cause a Default or Event of Default or have a Materially Adverse Effect and in respect of which (if Borrower has actual knowledge of such Applicable Law or Governmental Approval) adequate reserves have been established on the books of Borrower or such Subsidiary, as applicable.

         SECTION VI.6.  Indebtedness and Guarantees.

         Schedule 6.6. is a complete and correct listing of all Indebtedness and Guarantees of Borrower and the other Loan Parties as of the date hereof. Each Loan Party has performed and is in compliance with all of the terms of such Indebtedness and such Guarantees and all instruments and agreements relating thereto in all material respects, and no default or event of default, or event or condition which with the giving of notice, the lapse of time or otherwise, would constitute such a default or event of default, exists with respect to any such Indebtedness or Guarantees.

         SECTION VI.7.  Property Management Agreements and Other Major
Agreements.

         Schedule 6.7 sets forth all Property Management Agreements and other Major Agreements to which Borrower is a party or otherwise relating to any of the Pool Properties as of the date hereof. All Property Management Agreements and other Major Agreements are in full force and effect and to Borrower's knowledge no default or event of default exists under any of such agreements.

         SECTION VI.8.  Absence of Defaults.

         Neither Borrower nor any Guarantor is in default under its declaration of trust, articles of incorporation, bylaws, operating agreement, partnership agreement or other organizational or constituent document, and no event has occurred, which has not been remedied, cured or waived (a) which constitutes a Default or an Event of Default; or (b) which constitutes, or which with the passage of time, the giving of notice or otherwise, would constitute, a default or event of default by Borrower, any Guarantor or any other Loan Party under any material agreement (other than this Agreement) or judgment, decree or order to which Borrower, any Guarantor or any other Loan Party is a party or by which Borrower or any of its properties may be bound.

         SECTION VI.9.  Financial Information.

         The consolidated balance sheets of Borrower as at December 31, 1997 and March 31, 1998 and the related statements of earnings, shareholders' equity and cash flows for the twelve month period and three month period, respectively, then ending, copies of which have been delivered to Agent and Lenders, fairly present, in conformity with GAAP, the financial position of Borrower and its Consolidated Subsidiaries as of such date and its results of operations and cash flows for such fiscal period. Since March 31, 1998, and with reference to such date, there has been no material adverse change in the business, properties, financial position, or results of operations of Borrower and its Subsidiaries taken as a whole.

         SECTION VI.10.  Litigation.

         There is no action, suit or proceeding pending against, or to the knowledge of Borrower threatened against or affecting, Borrower or any of its Subsidiaries before any court or arbitrator or any governmental body, agency or official (a) which would reasonably be expected to have a Materially Adverse Effect or (b) which in any manner draws into question the validity of any Loan Document.

         SECTION VI.11.  ERISA.

         No Loan Party maintains, and has at any time maintained, any Plan subject to the provisions of ERISA and is, and has at any time been, a member of any ERISA Group with any Person that has at any time maintained any such Plan.

         SECTION VI.12.  Taxes.

         (a) As of the date hereof, no United States Federal income tax returns of the "affiliated group" (as defined in the Internal Revenue Code) of which Borrower is a member have been examined and closed. The members of such affiliated group have filed all United States Federal income tax returns and all other material tax returns which are required to be filed by them and have paid all taxes due pursuant to such returns or pursuant to any assessment received by any of them except for taxes being contested in good faith by appropriate proceedings and for which appropriate reserves have been established. The charges, accruals and reserves on the books of Borrower in respect of taxes or other governmental charges are, in the opinion of Borrower, adequate.

         (b) Borrower is in compliance with all conditions imposed under the Internal Revenue Code to allow Borrower to maintain its status as a REIT.

         SECTION VI.13. Investment Company Act; Public Utility Holding Company Act.

         Neither Borrower nor any of its Subsidiaries is (a) an "investment company" or a company "controlled" by an "investment company" within the meaning of the Investment Company Act of 1940, as amended, (b) a "holding company" or a "subsidiary company" of a "holding company", or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company", within the meaning of the Public Utility Holding Company Act of 1935, as amended, or (c) subject to any other Applicable Law which purports to regulate or restrict its ability to borrow money or to consummate the transactions contemplated by this Agreement or the other Loan Documents or to perform its obligations hereunder or thereunder.

         SECTION VI.14.  Full Disclosure.

         All written information furnished by or on behalf of Borrower to Agent, Issuing Bank and Lenders for purposes of or in connection with this Agreement and the other Loan Documents or any transaction contemplated hereby is, and all such information hereafter furnished by or on behalf of Borrower or any Subsidiary to Agent, Issuing Bank and Lenders will be, true and accurate in all material respects on the date as of which such information is stated or certified and does not, and will not, fail to state any material facts necessary to make the statements contained therein not misleading. Borrower has disclosed to Agent in writing any and all facts known to Borrower which materially and adversely affect or may affect (to the extent Borrower can now reasonably foresee), the business, operations or financial condition of Borrower and of its Subsidiaries taken as a whole, or the ability of Borrower to perform its obligations under any of the Loan Documents.

         SECTION VI.15.  Insurance.

         Schedule 6.15. sets forth a true and correct description of the insurance coverage maintained by or on behalf of each Loan Party currently in effect.

         SECTION VI.16.  Not Plan Assets.

         The respective assets of Borrower and each other Loan Party do not and will not constitute "plan assets" within the meaning of ERISA, the Internal Revenue Code and the respective regulations promulgated thereunder, of any ERISA Plan or Non-ERISA Plan. The execution, delivery and performance of this Agreement, and the borrowing and repayment of amounts thereunder, do not and will not constitute "prohibited transactions" under ERISA or the Internal Revenue Code.

         SECTION VI.17.  Title and Liens.

         Each of Borrower and its Subsidiaries has good, marketable and legal title to, or a valid leasehold interest in, (a) its respective Properties and
(b) its other assets, except in the case of this clause (b) where the failure to have such title to its other assets could not reasonably be expected to have a Materially Adverse Effect. All Liens granted to Agent pursuant to the Collateral Documents are valid and enforceable first priority Liens subject only to the Permitted Liens.

         SECTION VI.18.  Pool Properties.

         Each of the Pool Properties qualifies as an Eligible Property.

         SECTION VI.19.  Margin Stock.

         Neither Borrower nor any of its Subsidiaries is engaged principally in the business of extending credit for the purpose of purchasing or carrying "margin stock" within the meaning of Regulation T, U or X.

         SECTION VI.20.  Solvency.

         Borrower and the other Loan Parties are Solvent and will remain Solvent after giving effect to the execution and delivery of each Loan Document to which any is a party, the initial disbursement of Loans hereunder and the payment and accrual of all fees then payable under this Agreement or any of the other Loan Documents.

                                  ARTICLE VII.

                                    COVENANTS

         Borrower agrees that, so long as Lenders have any Commitments hereunder or any Obligation remains unpaid:

         SECTION VII.1.  Information.

         Borrower will deliver to Agent:

         (a) as soon as available and in any event within 90 days after the end of each fiscal year of Borrower, a consolidated balance sheet of Borrower as of the end of such fiscal year and the related consolidated statements of funds from operations, earnings, and cash flows for such fiscal year, setting forth in each case in comparative form the figures for the previous fiscal year, all (other than any statement of funds from operations) reported on in a manner acceptable to Agent by independent public accountants of nationally recognized standing;

         (b) as soon as available and in any event within 45 days after the end of each of the first three fiscal quarters of each fiscal year of Borrower, a consolidated balance sheet of Borrower as of the end of such quarter and the related consolidated statements of funds from operations or earnings, shareholders' equity and cash flows for such quarter and for the portion of Borrower's fiscal year ended at the end of such quarter, setting forth in comparative form the figures for the corresponding quarter and the corresponding portion of Borrower's previous fiscal year, all certified (subject to normal year-end adjustments) as to fairness of presentation, GAAP (subject to absence of full footnote disclosures and other than the statement of funds from operations) and consistency by the chief financial officer or controller of Borrower (which officer shall be authorized to so certify such statements);

         (c) simultaneously with the delivery of each set of financial statements referred to in the immediately preceding clauses (a) and (b), a certificate of the chief financial officer or controller of Borrower (which officer shall be authorized to execute such certificate) (i) setting forth in reasonable detail the calculations required to establish whether Borrower was in compliance with the requirements of Article VIII. on the date of such financial statements, (ii) stating whether any Default or Event of Default is known to Borrower on the date of such certificate and, if any Default or Event of Default is then known to Borrower, setting forth the details thereof and the action which Borrower is taking or proposes to take with respect thereto, (iii) setting forth a schedule of all Contingent Obligations of Borrower as of the date of such financial statements, and (iv) setting forth a schedule of the total assets of each Subsidiary of Borrower that is not a Wholly Owned Subsidiary;

         (d) as soon as available and in any event within 30 days after the end of each fiscal quarter of Borrower, a Pool Certificate setting forth the information to be contained therein as of the last day of such fiscal quarter;

         (e) within 45 days after the end of each fiscal quarter of Borrower, a summary statement of Net Operating Income and occupancy rates for each Pool Property; provided, as to any specific Property, Agent shall have the right to require Borrower to deliver such information on a monthly basis;

         (f) within 45 days after the end of each fiscal quarter of Borrower, a current rent roll for each Pool Property; provided, as to any specific Property Agent shall have the right to require Borrower to deliver such information on a monthly basis;

         (g) within 45 days after the beginning of each calendar year, a projected cash flow statement of Borrower and its Subsidiaries, in a form satisfactory to Agent, for such calendar year, prepared on a monthly basis and setting forth the estimates and assumptions (including without limitation, with respect to costs, revenues, general economic conditions, seasonal variations, financial and market conditions and results of operations) on which such projections are based;

         (h) no later than 30 days before the end of each fiscal year of Borrower, a property budget for each Pool Property for the coming fiscal year of Borrower;

         (i) promptly upon receipt thereof, copies of all management reports relating to the financial condition of Borrower submitted to Borrower or its Board of Trustees by Borrower's independent public accountants;

         (j) within ten days after any secretary, senior vice president, managing director or other officer of higher rank of Borrower obtains knowledge of any Default or Event of Default, a certificate of the chief financial officer or controller of Borrower setting forth the details thereof and the action which Borrower is taking or proposes to take with respect thereto;

         (k) promptly upon the mailing thereof to the shareholders of Borrower generally, copies of all financial statements, reports, offering memoranda and proxy statements so mailed;

         (l) promptly upon the filing thereof, copies of all registration statements (other than the exhibits thereto and any registration statements on Form S-8 or its equivalent), reports on Forms 10-K, 10-Q and 8-K (or their equivalents) and all other periodic reports, if any, which Borrower or any of its Subsidiaries which it directly or indirectly controls shall file with the Securities and Exchange Commission (or any Governmental Authority substituted therefor) or any national securities exchange;

         (m) promptly upon the release thereof, copies of all press releases of Borrower and any of its Subsidiaries which it directly or indirectly controls;

         (n) promptly upon obtaining knowledge thereof, a description in reasonable detail of any action, suit or proceeding commenced against Borrower, any of its Subsidiaries or any of the Pool Properties which is reasonably likely to have a Materially Adverse Effect;

         (o) within 45 days after the end of each fiscal quarter of Borrower, any change in the list of the Trust Managers and prompt written notice of any change in the senior management personnel of Borrower;

         (p) promptly upon the occurrence thereof, any amendment to the Declaration of Trust of Borrower;

         (q) written notice of the acquisition, incorporation or other creation of any Subsidiary after the date hereof, such notice to be given within 10 Business Days of such acquisition, incorporation or other creation; and

         (r) from time to time such additional information regarding the financial position or business of Borrower and its Subsidiaries or any Property as Agent or any Lender may reasonably request.

         SECTION VII.2.  Payment of Obligations.

         Borrower will pay and discharge, and will cause each Subsidiary to pay and discharge, at or before maturity, all their respective material obligations and liabilities, including, without limitation, tax liabilities, except where the same may be contested in good faith by appropriate proceedings unless the contest thereof would have a Materially Adverse Effect, and will maintain, and will cause each Subsidiary to maintain, in accordance with GAAP, appropriate reserves for the accrual of any of the same. Borrower has paid or will pay (or has caused to be paid or will be caused to be paid) in full (except for such retainages as may be permitted or required by any Applicable Law to be withheld pending completion of any improvements) all sums by Borrower or its Subsidiaries owing or claimed from Borrower or such Subsidiaries for labor, material, supplies, personal property (whether or not a fixture) and services of every kind and character used, furnished or installed in or on any Pool Property and no claim for same exists or will be permitted to be created, except where the same may be contested in good faith by appropriate proceedings unless the contest thereof would have a Materially Adverse Effect, and will maintain, and will cause each Subsidiary to maintain, in accordance with GAAP, appropriate reserves for the accrual of any of the same.

         SECTION VII.3.  Maintenance of Property; Insurance.

         (a) Borrower will keep, and will cause each Subsidiary to keep, all property useful and necessary in its business in good working order and condition, ordinary wear and tear and insured casualty losses excepted.

         (b) Borrower will maintain, and will cause each Subsidiary to maintain insurance coverage in such amounts and with respect to such risks as is consistent with insurance maintained by businesses of comparable type and size in the industry. In addition to the foregoing, Borrower shall maintain insurance as may be required under the other Loan Documents. Borrower will deliver to Agent (i) upon request of Agent from time to time full information as to the insurance carried, (ii) within five days of receipt of notice from any insurer a copy of any notice of cancellation or material change in coverage from that existing on the date of this Agreement and (iii) forthwith, notice of any cancellation or nonrenewal of coverage by Borrower.

         SECTION VII.4. Conduct of Business; Maintenance of Existence; Qualification; Amendment of Declaration of Trust.

         (a) Borrower and the other Loan Parties will only engage in the business of acquiring, developing, owning, managing and operating income-producing properties comprised primarily of retail shopping centers, together with related business activities and investments incidental thereto. Nothing in this subsection shall prohibit Borrower or any other Loan Party from selling properties from time to time.

         (b) Subject to Section 7.7., Borrower will preserve, renew and keep in full force and effect, and will cause each Subsidiary to preserve, renew and keep in full force and effect their respective existence and their respective rights, privileges and franchises necessary or desirable in the normal conduct of business; provided that nothing in this Section shall prohibit (i) the merger of a Subsidiary into Borrower or the merger or consolidation of a Subsidiary with or into another Person if the corporation surviving such consolidation or merger is a Subsidiary and if, in each case, after giving effect thereto, no Default or Event of Default shall have occurred and be continuing and (ii) the dissolution of a Subsidiary if (A) Borrower's Board of Trust Managers has determined that such dissolution is in the best interest of Borrower, (B) such dissolution will not be materially disadvantageous to Lenders and (C) such dissolution will not have a Materially Adverse Effect.

         (c) Borrower will, and will cause each Subsidiary to, qualify and remain qualified and authorized to do business in each jurisdiction in which the character of its properties or the nature of its business requires such qualification or authorization and where the failure to be so qualified or authorized would have a Materially Adverse Effect.

         (d) Borrower shall not amend, supplement, restate or otherwise modify its declaration of trust without the prior written consent of the Majority Lenders unless such amendment, supplement or other modification (i) is required under or as a result of the Internal Revenue Code or other Applicable Law (ii) is required or prudent to maintain Borrower's status as a REIT or (iii) does not affect the operation or management of Borrower, the rights and obligations of any party thereto or any other material provision of the document.

         SECTION VII.5.  Compliance with Laws.

         Borrower will comply, and cause each Subsidiary to comply, with all Applicable Laws, including without limitation, all Environmental Laws and ERISA and the rules and regulations thereunder, except where compliance therewith is contested in good faith by appropriate proceedings or the failure to so comply would not have a Materially Adverse Effect.

         SECTION VII.6.  Inspection of Property, Books and Records.

         Borrower will keep, and will cause each Subsidiary to keep, proper books of record and account in which full, true and correct entries shall be made of all dealings and transactions in relation to its business and activities; and will permit, and will cause each Subsidiary to permit, representatives of Agent to visit and inspect any of their respective properties, to examine and make abstracts from any of their respective books and records and to discuss their respective affairs, finances and accounts with their respective officers, employees and independent public accountants in Borrower's presence prior to an Event of Default, all at such reasonable times during business hours and as often as may reasonably be desired and with reasonable notice so long as no Event of Default shall have occurred and be continuing. Agent and each Lender will treat non-public and proprietary information regarding Borrower and its assets (the "Confidential Information") as hereinafter provided in this Section 7.6. As used herein, the term "Confidential Information" shall be limited to that information regarding the Borrower or its assets disclosed by Borrower to Agent or any Lender in written or other tangible form and marked "Confidential" and shall not include any information which (i) is already in Agent's or a Lender's possession (unless the same was delivered subject to a similar confidentiality agreement), (ii) becomes generally available to the public other than as a result of a disclosure by Agent or any Lender in breach of this Agreement, or (iii) becomes available to Agent or any Lender on a non-confidential basis from a source other than the Borrower. Confidential Information will be used solely by Agent and Lenders in administering the Loans under this Agreement. Agent and the Lenders shall treat such information as confidential and will use the same standard of care in handling such information as it uses with respect to its own confidential information. Agent and Lenders shall disclose such information only (i) to other Lenders, (ii) to its officers, directors and employees involved in connection with this Agreement, (iii) to such agents, representatives, attorneys and advisors as have been retained by Agent or Lenders in connection with this Agreement, (iv) in response to subpoena, court order or similar process (or as otherwise may be required by applicable law or regulation), and (v) to such other parties as the Borrower hereafter expressly agrees in writing. If Agent or any Lender is requested or required by subpoena, court order or similar process (or as otherwise may be required by applicable law or regulation) to disclose any of the Confidential Information, Agent or such Lender will use reasonable efforts to provide the Borrower with advance notice so as to afford the Borrower the opportunity, at the Borrower's sole cost and expense, to pursue a protective order or other remedy and Agent or such Lender shall reasonably cooperate with the Borrower in such efforts so long as such cooperation is at the Borrower's sole cost and expense and does not expose Agent or such Lender to risk of liability, penalty or censure.

         SECTION VII.7. Consolidations, Mergers, Acquisitions and Sales of Assets.

         Borrower shall not, and shall not permit any Subsidiary to (a) consolidate or merge with or into, acquire a Substantial Amount of the assets of, or make any Investment of a Substantial Amount in, any other Person or (b) sell, lease or otherwise transfer, directly or indirectly, and whether by one or a series of related transactions, a Substantial Amount of its assets (including capital stock or other securities of Subsidiaries) to any other Person without the prior written consent of the Majority Lenders, which consent will not be unreasonably withheld or delayed and (i) after giving effect thereto, no Default or Event of Default shall have occurred and be continuing; (ii) in the case of a consolidation or merger by Borrower or a Subsidiary, Borrower or such
Subsidiary, as applicable, is the survivor thereof and (iii) at the time Borrower requests Lenders' consent, Borrower shall have delivered to Agent and Lenders a Compliance Certificate, calculated on a pro forma basis, evidencing Borrower's continued compliance with the terms and conditions of this Agreement and the other Loan Documents, including without limitation, the financial covenants contained in Article VIII., after giving effect to such consolidation, merger, acquisition, Investment, sale, lease or other transfer.

         SECTION VII.8.  Use of Proceeds and Letters of Credit.

         Borrower will only use the proceeds of the Loans made under this Agreement (a) for the payment of pre-development and development costs incurred in connection with Properties; (b) to finance acquisitions permitted under
Section 8.6.; (c) to finance the repayment of Indebtedness of Borrower; (d) to finance acquisitions of unimproved real estate and for development as Properties; (e) to make Investments permitted by this Agreement; (f) to finance tenant improvements at the Properties and (g) to provide for the general working capital needs of Borrower. Borrower will not use any proceeds of the Loans for the purpose of purchasing or carrying any "margin stock" within the meaning of Regulations T, U and X if such use would result in a violation of any of Regulations T, U and X. Borrower will use the Letters of Credit only for the same purposes for which it may use the proceeds of Loans.

         SECTION VII.9.  Major Agreements.

         Borrower shall, and shall cause each other Loan Party to, duly and punctually perform and comply with any and all material representations, warranties, covenants and agreements expressed as binding upon Borrower or such other Loan Party under any Major Agreement. Without Agent's prior written consent, Borrower shall not do or knowingly permit to be done anything to impair materially the value of any of the Major Agreements; provided, Borrower may terminate a Major Agreement so long as Borrower enters into a materially comparable replacement agreement.

         SECTION VII.10.  Major Construction.

         Borrower shall give Agent not less than 60-days' prior written notice before commencing any construction, remodeling or demolition project or series of related projects with respect to an Eligible Property of Borrower or any Subsidiary, the aggregate cost of which will exceed $250,000. If (a) any such project would reasonably be expected to have a Materially Adverse Effect or (b) the aggregate cost of such project will exceed $2,000,000, then Borrower or such Subsidiary, as applicable, shall not commence such project without the prior written consent of the Majority Lenders.

         SECTION VII.11.  ERISA.

         Borrower will not and will not permit any Subsidiary to at any time maintain any Plan subject to the provisions of ERISA and will not at any time be a member of any ERISA Group with any Person that has at any time maintained any such Plan.

         SECTION VII.12.  ERISA Exemptions.

         Borrower shall not, and shall not permit any of its Subsidiaries to, permit any of its assets to become or be deemed to be "plan assets" within the meaning of ERISA, the Internal Revenue Code and the respective regulations promulgated thereunder, of any ERISA Plan or any Non-ERISA Plan.

         SECTION VII.13.  Negative Pledge.

         Borrower will not, and will not permit any Subsidiary to, (a) create, assume or suffer to exist any Lien on any Pool Property, or any direct or indirect ownership interest of Borrower in any Subsidiary owning any Pool Property, except for Permitted Liens; or (b) create or otherwise cause or suffer to exist or become effective, any consensual encumbrance or restriction of any kind on the ability of any Subsidiary: (i) if such Subsidiary is a Loan Party, to pay or perform its obligations under the Guaranty to which it is a party prior to its obligation to pay dividends or make any other distribution on any of such Subsidiary's capital stock or other securities owned by Borrower or any Subsidiary of Borrower; (ii) to pay any Indebtedness owed to Borrower or any other Subsidiary; (iii) to make loans or advances to Borrower or any other Subsidiary; or (iv) to transfer any of its property or assets to Borrower or any other Subsidiary.

         SECTION VII.14.  REIT Status.

         Borrower will maintain its status as a REIT.

         SECTION VII.15.  Agreements with Affiliates.

         Borrower shall not, and shall not permit any of its Consolidated Subsidiaries to, enter into any transaction requiring such Person to pay any amounts to or otherwise transfer property to, or pay any management or other fees to, any Affiliate other than on terms and conditions (a) substantially as favorable to Borrower or such Consolidated Subsidiary as would be obtainable at the time in a comparable arm's length transaction with a Person not an Affiliate or (b) which comply with the requirements of the Statement of Policy for Real Estate Investment Trusts promulgated by the North American Security Administrators Association, as amended from time to time.

         SECTION VII.16.  New Subsidiaries.

         Upon any Person becoming a Subsidiary of Borrower after the date hereof, Borrower shall cause such Subsidiary to deliver to Agent within 15 days of such event each of the following items (if not previously delivered to Agent):

         (a) an accession agreement in the form of Annex I to the Guaranty duly executed by such Subsidiary;

         (b) the articles of incorporation, articles of organization, certificate of limited partnership or other comparable organizational instrument (if any) of such Subsidiary certified as of a recent date by the Secretary of State of the State of formation of such Subsidiary;

         (c) a Certificate of Good Standing or certificate of similar meaning with respect to such Subsidiary issued as of a recent date by the Secretary of State of the State of formation of such Subsidiary and certificates of qualification to transact business or other comparable certificates issued by each Secretary of State (and any state department of taxation, as applicable) of each state in which such Subsidiary is required to be so qualified;

         (d) a certificate of incumbency signed by the Secretary or Assistant Secretary (or other individual performing similar functions) of such Subsidiary with respect to each of the officers of such Subsidiary authorized to execute and deliver the Loan Documents to which such Guarantor is a party;

         (e) copies certified by the Secretary or Assistant Secretary of such Subsidiary (or other individual performing similar functions) of (i) the by-laws of such Subsidiary, if a corporation, the operating agreement, if a limited liability company, the partnership agreement, if a limited or general partnership, or other comparable document in the case of any other form of legal entity and (ii) all corporate, partnership, member or other necessary action taken by such Subsidiary to authorize the execution, delivery and performance of the Loan Documents to which it is a party;

         (f) an opinion of legal counsel to such Subsidiary, regarding the due formation and good standing of such Subsidiary, the enforceability of the Loan Documents to which it is a party, and such other matters as Agent shall request; and

         (g) such other documents and instruments as Agent may reasonably request.

         SECTION VII.17.  Investment Manager; Advisory Agreement.

         Unless Borrower elects to become self-managed, the Investment Manager may not be changed nor may the Advisory Agreement be terminated or otherwise modified in any material respect, including, without limitation, modified to increase the fees payable to the Investment Manager, without the prior written consent of the Majority Lenders.

         SECTION VII.18.  Borrower Securities Listed.

         Borrower's common shares of beneficial interest will continue to be approved for inclusion on the NASDAQ National Market, or in lieu thereof, such common shares shall be listed on the New York Stock Exchange.

         SECTION VII.19.  Management.

         Should either Lewis H. Sandler or Robert W. Scharar cease to be a Trust Manager and/or an executive officer of Borrower, Borrower shall replace such vacancy with a person reasonably acceptable to the Majority Lenders within 120 days after the vacancy shall occur; provided, such covenant shall be deemed satisfied so long as either Lewis H. Sandler or Robert W. Scharar shall be a Trust Manager and/or an executive officer of Borrower and either R. Steven Hamner or Randall D. Keith shall be an executive officer of Borrower.

         SECTION VII.20. Year 2000. Borrower shall ensure that the following are Year 2000 Compliant in a timely manner, but in no event later than December 31, 1999: (a) the Property; (b) Borrower itself; and (c) any other major commercial properties and entities in which Borrower holds a controlling interest. Borrower shall further make reasonable inquiries of and request reasonable validation that each of the following are similarly Year 2000 Compliant: (x) all Major Space Leases and other Major Agreements or other "Major" agreements pursuant to which Borrower receives payments; and (y) all "major" contractors, suppliers, service providers and vendors of Borrower. As used in this paragraph, "major" shall mean properties or entities the failure of which to be Year 2000 Compliant would have a Materially Adverse Effect. The term "Year 2000 Compliant" shall mean, in regard to any property or entity, that all software, hardware, equipment, goods or systems utilized by or material to the physical operations, business operations, or financial reporting of such property or entity (collectively, the "systems") will properly perform date sensitive functions before, during and after the year 2000. In furtherance of this covenant, Borrower shall, in addition to any other necessary actions perform a comprehensive review and assessment of all systems of Borrower and the Property and shall adopt a detailed plan, with itemized budget, for the testing, remediation, and monitoring of such systems. Borrower shall, within thirty business days of Lender's written request, provide to Lender such certifications or other evidence of Borrower's compliance with the terms of this paragraph as Lender may from time to time reasonably require.

                                  ARTICLE VIII.

                               FINANCIAL COVENANTS

         Borrower agrees that, so long as Lenders have any Commitments hereunder or any Obligation remains unpaid:

         SECTION VIII.1.  Minimum Net Worth.

         Borrower shall not at any time permit the Net Worth of Borrower and its Consolidated Subsidiaries to be less than (a) $76,396,270.00 plus (b) 90% of the amount of proceeds in cash or property (net of transaction costs) received by Borrower or any Subsidiary from the sale or issuance by Borrower of Shares, options, warrants or other equity securities of any class or character after June 30, 1998.

         SECTION VIII.2.  Ratio of Total Liabilities to Gross Asset Value.

         Borrower shall not at any time permit the ratio of (a) Total Liabilities of Borrower and its Consolidated Subsidiaries to (b) Gross Asset Value of Borrower and its Consolidated Subsidiaries to exceed 0.5 to 1.0.

         SECTION VIII.3.  Distributions.

         If an Event of Default under Section 9.1.(a) shall have occurred and be continuing, Borrower shall not directly or indirectly declare or make, or incur any liability to make, any Restricted Payments. If any other Event of Default shall have occurred and be continuing, Borrower shall not directly or indirectly declare or make, or incur any liability to make, any Restricted Payments except that Borrower may make distributions to its shareholders in the minimum amount necessary to maintain compliance with Section 7.14. If no Event of Default, or any Event of Default other than those specified above, shall have occurred and be continuing, Borrower shall not directly or indirectly declare or make, or incur any liability to make, any Restricted Payments other than Permitted Distributions.

         SECTION VIII.4.  Ratio of EBITDA to Interest Expense.

         Borrower shall not permit the ratio of (a) EBITDA of Borrower and its Consolidated Subsidiaries to (b) Interest Expense of Borrower and its Consolidated Subsidiaries for any consecutive four-fiscal quarter period to be less than 2.25 to 1.0 at the end of such period. From the Effective Date through March 31, 1999, the ratio described in this Section shall be determined on an annualized basis for the period from April 1, 1998 to the date of determination.

         SECTION VIII.5. Ratio of EBITDA to Debt Service and Capital Expenditures Reserve.

         Borrower shall not permit the ratio of (a) EBITDA of Borrower and its Consolidated Subsidiaries to (b) the sum of Debt Service of Borrower and its Consolidated Subsidiaries plus the Capital Expenditures Reserve for all Properties (prorated for the period owned if such period is less than one year) for any consecutive four-fiscal quarter period to be less than 1.75 to 1.00 for such period. From the Effective Date through March 31, 1999, the ratio described in this Section shall be determined on an annualized basis for the period from April 1, 1998 to the date of determination

         SECTION VIII.6.  Permitted Investments.

         (a) Borrower shall not, and shall not permit any Subsidiary to, make any Investment in or otherwise own the following items which would cause the value of such holdings of Borrower and its Consolidated Subsidiaries to exceed the following percentages of Gross Asset Value:

                  (i) unimproved real estate (excluding unimproved real estate on which development of a Property has commenced) such that the aggregate book value of all such unimproved real estate exceeds 5% of Gross Asset Value;

                  (ii) Mortgages in favor of Borrower or such Subsidiary, such that the aggregate book value of Indebtedness secured by such Mortgages exceeds 5% of Gross Asset Value;

                  (iii) Capital Stock of any Unconsolidated Affiliate and Investments in partnerships, joint ventures and other non-corporate Persons accounted for on an equity basis (determined in accordance with GAAP), such that the aggregate book value of such Capital Stock and Investments exceeds 35% of Gross Asset Value during the twenty-four month period following the Effective Date and 25% of Gross Asset Value thereafter;

                  (iv) Properties in the process of development, such that the aggregate book value of all such Properties under development exceeds 15% of Gross Asset Value;

         (b) In addition to the foregoing limitations, the aggregate value of the Investments subject to the limitations in the preceding clauses (i) through
(iv) shall not exceed 40% of Gross Asset Value during the twenty-four month period following the Effective Date and 30% of Gross Asset Value thereafter.

         SECTION VIII.7.  Floating Rate Debt.

         Borrower will not, and will not permit any Subsidiary to, incur, assume or suffer to exist Unprotected Floating Rate Debt (excluding Indebtedness hereunder) in an aggregate principal amount at any time outstanding in excess of 10% of the sum of (a) total consolidated assets of Borrower and its Consolidated Subsidiaries plus (b) consolidated accumulated depreciation of Borrower and its Consolidated Subsidiaries.

         SECTION VIII.8.  Other Secured Indebtedness.

         Borrower will not permit more than 75% of the Gross Asset Value of its assets to be encumbered by Liens to secure Indebtedness which is cross-collateralized with other Indebtedness without prior written consent of the Majority Lenders.

                                   ARTICLE IX.

                                    DEFAULTS

         SECTION IX.1.  Events of Default.

         If one or more of the following events shall have occurred and be continuing:

         (a) (i) Borrower shall fail to pay when due any Reimbursement Obligation or any principal of any Loan or other Obligation, or (ii) Borrower shall fail to pay when due any interest, fees or other Obligation and such failure under this clause (ii) shall continue for a period of five days after notice that such payment is due and payable;

         (b) Borrower shall fail to observe or perform any covenant or agreement contained in Section 7.7., or Sections 7.11. through 7.14., inclusive;

         (c)  Borrower  shall  fail  to  comply  with  any of the  covenants  or agreements contained in Article VIII., and Borrower shall remain in noncompliance with any such Section after 45 days (or 30 days in the case of Section 8.3.) following the first failure to comply with such Section;

         (d) Borrower shall fail to observe or perform any covenant or agreement contained in this Agreement (other than those covered by the immediately preceding clauses (a) through (c)) for a period of 45 days after written notice thereof has been given to Borrower by Agent; provided, if the failure cannot reasonably be cured or remedied within such 45-day period, the period for such cure or remedy will be extended to the extent reasonably necessary to effect such cure or remedy, up to but exceeding an additional 75 days, so long as Borrower has promptly undertaken efforts to cure or remedy the failure and is diligently prosecuting the same to completion;

         (e) An Event of Default under and as defined in any Loan Document shall occur and be continuing or Borrower shall fail to observe or perform any covenant or agreement contained in any of the Loan Documents and such failure shall continue beyond any applicable period of grace;

         (f) any representation, warranty, certification or statement made or deemed made by or on behalf of any Loan Party in this Agreement or in any certificate, financial statement or other Loan Document delivered pursuant to this Agreement shall prove to have been incorrect or misleading in any material respect when made or deemed made;

         (g)  the   maturity  of  any   Indebtedness   (excluding   non-recourse
Indebtedness of less than $1,000,000 in the aggregate) shall have been (i) accelerated in accordance with the provisions of any indenture, contract or instrument providing for the creation of or concerning such Indebtedness or (ii) required to be prepaid in full prior to the stated maturity thereof;

         (h) Borrower or any other Loan Party shall commence a voluntary case or other proceeding seeking liquidation, reorganization or other relief with respect to itself or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, or shall consent to any such relief or to the appointment of or taking possession by any such official in an involuntary case or other proceeding commenced against it, or shall make a general assignment for the benefit of creditors, or shall fail generally to pay its debts as they become due, or shall take any corporate action to authorize any of the foregoing;

         (i) an involuntary case or other proceeding shall be commenced against Borrower or any other Loan Party seeking liquidation, reorganization or other relief with respect to it or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property and such involuntary case or other proceeding shall remain undismissed and unstayed for a period of sixty days; or an order for relief shall be entered against any such Person under the federal bankruptcy laws as now or hereafter in effect;

         (j) a judgment or order for the payment of money in excess of $250,000 shall be rendered against Borrower or any other Loan Party and such judgment or order shall continue unsatisfied and unstayed for a period of thirty days;

         (k) the assets of Borrower or any other Loan Party at any time constitute assets, within the meaning of ERISA, the Internal Revenue Code and the respective regulations promulgated thereunder, of any ERISA Plan or Non-ERISA Plan;

         (l) any Guarantor shall fail to comply with any term, covenant, condition or agreement contained in the Guaranty (after giving effect to any applicable grace or cure periods) or any Guarantor shall disallow, revoke or terminate or attempt to do any of the foregoing with respect to the Guaranty; or

         (m) the Lien of Agent in any of the Collateral shall, for any reason, cease to be a valid, enforceable, perfected and first priority Lien, subject to Permitted Liens.

         SECTION IX.2.  Remedies Upon an Event of Default.

         Upon the occurrence of an Event of Default, and in every such event, Agent shall, upon the direction of the Majority Lenders, (i) by notice to Borrower terminate the Commitments, which shall thereupon terminate, (ii) by notice to Borrower declare the Loans and all other Obligations and an amount equal to the Stated Amount of all Letters of Credit then outstanding, and the Loans and all other Obligations and an amount equal to the Stated Amount of all Letters of Credit then outstanding shall thereupon become, immediately due and payable without presentment, demand, protest or notice of intention to accelerate, all of which are hereby waived by Borrower; and (iii) exercise all rights and remedies available under all of the Loan Documents. Notwithstanding the foregoing, upon the occurrence of any of the Events of Default specified in clause (h) or (i) above, without any notice to Borrower or any other act by Agent, the Commitments shall thereupon immediately and automatically terminate and the Loans and all other Obligations and an amount equal to the Stated Amount of all Letters of Credit then outstanding shall become immediately due and payable without presentment, demand, protest, notice of intention to accelerate or notice of acceleration, or other notice of any kind, all of which are hereby waived by Borrower.

         SECTION IX.3.  Additional Remedies Upon Certain Default.

         In addition to the other rights and remedies of Agent and Lenders upon the occurrence and during the continuance of a Default, upon the occurrence and during the continuance of a Default under Section 9.1.(c), Lenders shall not be obligated to make any Revolving Loans.

         SECTION IX.4.  Rescission of Acceleration by Majority Lenders.

         If at any time after acceleration of the maturity of the Loans, Borrower shall pay all arrears of interest and all payments on account of principal of the Loans and the other Obligations which shall have become due otherwise than by acceleration (with interest on principal and, to the extent permitted by Applicable Law, on overdue interest, at the rates specified in this Agreement) and all Events of Default and Defaults (other than nonpayment of principal of and accrued interest on the Loans and other Obligations due and payable solely by virtue of acceleration) shall be remedied or waived, then by written notice to Borrower, the Majority Lenders may elect, in their sole discretion, to rescind and annul such acceleration and its consequences; but such action shall not affect any subsequent Default or Event of Default or impair any right or remedy consequent thereon. The provisions of the preceding sentence are intended merely to bind all Lenders to a decision which may be made at the election of the Majority Lenders and are not intended to benefit Borrower and do not give Borrower the right to require Lenders to rescind or annul any acceleration hereunder, even if the conditions set forth herein are satisfied.

         SECTION IX.5.  Allocation of Proceeds.

         If an Event of Default shall have occurred and be continuing and the maturity of the Notes has been accelerated, all payments received by Agent under any of the Loan Documents, in respect of any principal of or interest on the Obligations or any other amounts payable by Borrower hereunder or thereunder, shall be applied by Agent in the following order and priority:

         (a) amounts due to Agent and Lenders in respect of fees and expenses due under Section 11.3.;

         (b) payments of interest on all Loans and Reimbursement Obligations, to be applied for the ratable benefit of the Lenders;

         (c) payments of principal of all Loans and Reimbursement Obligations, to be applied for the ratable benefit of Lenders;

         (d)      amounts to be deposited into the Collateral Account;

         (e) amounts due to Agent and Lenders pursuant to Sections 10.7. and 11.5.;

         (f) payments of all other amounts due under any of the Loan Documents, if any, to be applied for the ratable benefit of Lenders; and

         (g) any amount remaining after application as provided above, shall be paid to Borrower or whomever else may be legally entitled thereto.

         SECTION IX.6.  Collateral Account.

         (a) As collateral security for the prompt payment in full when due of all Letter of Credit Liabilities, Borrower hereby pledges and grants to Agent, for the benefit of the Issuing Bank and Lenders as provided herein, a security interest in all of Borrower's right, title and interest in and to the Collateral Account and the balances from time to time in the Collateral Account (including the investments and reinvestments therein provided for below). The balances from time to time in the Collateral Account shall not constitute payment of any Letter of Credit Liabilities until applied by Agent as provided herein. Anything in this Agreement to the contrary notwithstanding, funds held in the Collateral Account shall be subject to withdrawal only as provided in this Section.

         (b) Amounts on deposit in the Collateral Account shall be invested and reinvested by Agent in such investments as Agent shall determine in its sole discretion. All such investments and reinvestments shall be held in the name of and be under the sole dominion and control of Agent. Agent shall exercise reasonable care in the custody and preservation of any funds held in the Collateral Account and shall be deemed to have exercised such care if such funds are accorded treatment substantially equivalent to that which Agent accords other funds deposited with Agent, it being understood that Agent shall not have any responsibility for taking any necessary steps to preserve rights against any parties with respect to any funds held in the Collateral Account.

         (c) If an Event of Default shall have occurred and be continuing, Agent may (and, if instructed by the Requisite Lenders or the Issuing Bank, shall) in its (or their) discretion at any time and from time to time elect to liquidate any such investments and reinvestments and credit the proceeds thereof to the Collateral Account and apply or cause to be applied such proceeds and any other balances in the Collateral Account to the payment of any of the Letter of Credit Liabilities then due and payable.

         (d) When all of the Obligations shall have been indefeasibly paid in full and no Letters of Credit remain outstanding, Agent shall promptly deliver to Borrower, against receipt but without any recourse, warranty or representation whatsoever, the balances remaining in the Collateral Account.

         (e) Borrower shall pay to Agent from time to time such fees as Agent normally charges for similar services in connection with Agent's administration of the Collateral Account and investments and reinvestments of funds therein.

                                   ARTICLE X.

                                    THE AGENT

         SECTION X.1.  Appointment and Authorization.

         Each Lender irrevocably appoints and authorizes Agent to take such action as contractual representative on its behalf and to exercise such powers under the Loan Documents as are delegated to Agent by the terms thereof, together with all such powers as are reasonably incidental thereto. Borrower shall be entitled to rely conclusively upon a written notice or written response from Agent as being made pursuant to the requisite concurrence or consent of Lenders necessary to take such action without investigation or otherwise contacting Lenders hereunder. The relationship between Agent and Lenders shall be that of principal and agent only and nothing herein shall be construed to deem Agent a trustee for any Lender nor to impose on Agent duties or obligations other than those expressly provided for herein. Not in limitation of the foregoing, each Lender agrees Agent has no fiduciary obligations to such Lender under this Agreement, any other Loan Document or otherwise. At the request of a Lender, Agent will forward to each Lender copies or, where appropriate, originals of the documents delivered to Agent pursuant to Section 5.1. Agent will also furnish to any Lender, upon the request of such Lender, a copy of any certificate or notice furnished to Agent by Borrower pursuant to this Agreement or any other Loan Document not already delivered to such Lender pursuant to the terms of this Agreement or any such other Loan Document. As to any matters not expressly provided for by the Loan Documents (including, without limitation, enforcement or collection of the Notes), Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of the Majority Lenders, and such instructions shall be binding upon all Lenders and all holders of Notes; provided, however, that Agent shall not be required to take any action which exposes Agent to personal liability or which is contrary to this Agreement or any other Loan Document or Applicable Law. Not in limitation of the foregoing, Agent shall not exercise any right or remedy it or Lenders may have under any Loan Document upon the occurrence of a Default or an Event of Default unless the Majority Lenders have so directed Agent to exercise such right or remedy. Agent shall not be deemed to have knowledge or notice of the occurrence of a Default or Event of Default unless Agent has actual knowledge of such Default or Event of Default. In the event that Agent has actual knowledge of the occurrence of a Default or Event of Default, Agent shall give prompt notice thereof to Lenders.

         SECTION X.2.  Agent and Affiliates.

         Wells Fargo Bank, National Association, as a Lender, shall have the same rights and powers under this Agreement and any other Loan Document as any other Lender and may exercise the same as though it were not Agent; and the term "Lender" or "Lenders" shall, unless otherwise expressly indicated, include Wells Fargo Bank, National Association, in each case in its individual capacity. Wells Fargo Bank, National Association and its affiliates and the other Lenders and their respective affiliates may each accept deposits from, maintain deposits or credit balances for, invest in, lend money to, act as trustee under indentures of, and generally engage in any kind of business with Borrower, any of its Subsidiaries and any other Affiliate of Borrower as if Wells Fargo Bank, National Association or such Lender were any other bank and without any duty to account therefor to the other Lenders.

         SECTION X.3.  Collateral Matters; Protective Advances.

          (a) Each Lender authorizes and directs Agent to enter into the Loan Documents for the benefit of Lenders. Each Lender hereby agrees that, except as otherwise set forth herein, any action taken by the Majority Lenders in accordance with the provisions of this Agreement or the Loan Documents, and the exercise by the Majority Lenders of the powers set forth herein or therein, together with such other powers as are reasonably incidental thereto, shall be authorized and binding upon all Lenders. Agent is hereby authorized on behalf of all of Lenders, without the necessity of any notice to or further consent from any Lender, from time to time prior to an Event of Default, to take any action with respect to any Collateral or Loan Documents which may be necessary to perfect and maintain perfected the Liens upon the Collateral granted pursuant to the Loan Documents.

         (b) Lenders hereby authorize Agent, at its option and in its discretion, to release any Lien granted to or held by Agent upon any Collateral upon termination of the Commitments and payment and satisfaction of all of the Obligations at any time arising under or in respect of this Agreement or the Loan Documents or the transactions contemplated hereby or thereby.

         (c) Upon any sale and transfer of Collateral which is permitted pursuant to the terms of this Agreement, and upon at least 5 Business Days' prior written request by Borrower, Agent shall (and is hereby irrevocably authorized by Lenders to) execute such documents as may be necessary to evidence the release of the Liens granted to Agent for the benefit of Lenders herein or pursuant hereto upon the Collateral that was sold or transferred; provided, however, that (i) Agent shall not be required to execute any such document on terms which, in Agent's opinion, would expose Agent to liability or create any obligation or entail any consequence other than the release of such Liens without recourse or warranty and (ii) such release shall not in any manner discharge, affect or impair the Obligations or any Liens upon (or obligations of Borrower or any Subsidiary in respect of) all interest retained by Borrower or any Subsidiary, including (without limitation) the proceeds of the sale, all of which shall continue to constitute part of the Collateral. In the event of any sale or transfer of Collateral, or any foreclosure with respect to any of the Collateral, Agent shall be authorized to deduct all of the expenses reasonably incurred by Agent from the proceeds of any such sale, transfer or foreclosure.

         (d) Except as expressly provided for herein, or in any of the other Loan Documents, Agent shall have no obligation whatsoever to Lenders or to any other Person to assure that the Collateral exists or is owned by Borrower or any Subsidiary or is cared for, protected or insured or that the Liens granted to Agent herein or pursuant hereto have been properly or sufficiently or lawfully created, perfected, protected or enforced or are entitled to any particular priority, or to exercise or to continue exercising at all or in any manner or under any duty of care, disclosure or fidelity any of the rights, authorities and powers granted or available to Agent in this Section or in any of the Loan Documents, it being understood and agreed that in respect of the Collateral, or any act, omission or event related thereto, Agent may act in any manner it may deem appropriate, in its sole discretion, given Agent's own interest in the Collateral as one of Lenders and that Agent shall have no duty or liability whatsoever to Lenders, except for its gross negligence or willful misconduct.

         (e) Agent may make, and shall be reimbursed by Lenders (in accordance with their Pro Rata Shares) to the extent not reimbursed by Borrower for, Protective Advances during any one calendar year with respect to each Pool Property up to the sum of (i) amounts expended to pay real estate taxes, assessments and governmental charges or levies imposed upon such Pool Property;
(ii) amounts expended to pay insurance premiums for policies of insurance related to such Pool Property; and (iii) $100,000. Protective Advances in excess of said sum during any calendar year for any Pool Property shall require the consent of the Majority Lenders. Borrower agrees to pay on demand all Protective Advances.

         SECTION  X.4.   Post-Foreclosure Plans.

         If all or any portion of the Collateral is acquired by Agent as a result of a foreclosure or the acceptance of a deed or assignment in lieu of foreclosure, or is retained in satisfaction of all or any part of Borrower's Obligations, the title to any such Collateral, or any portion thereof, shall be held in the name of Agent or a nominee or Subsidiary of Agent, as agent, for the ratable benefit of all Lenders. Agent shall prepare a recommended course of action for such Collateral (a "Post-Foreclosure Plan"), which shall be subject to the approval of the Majority Lenders. In accordance with the approved Post-Foreclosure Plan, Agent shall manage, operate, repair, administer, complete, construct, restore or otherwise deal with the Collateral acquired, and shall administer all transactions relating thereto, including, without limitation, employing a management agent, leasing agent and other agents, contractors and employees, including agents for the sale of such Collateral, and the collecting of rents and other sums from such Collateral and paying the expenses of such Collateral. Actions taken by Agent with respect to the Collateral, which are not specifically provided for in the approved Post-Foreclosure Plan or reasonably incidental thereto, shall require the written consent of the Majority Lenders by way of supplement to such Post-Foreclosure Plan. Upon demand therefor from time to time, each Lender will contribute its share (based on its Pro Rata Share) of all reasonable costs and expenses incurred by Agent pursuant to the approved Post-Foreclosure Plan in connection with the construction, operation, management, maintenance, leasing and sale of such Collateral. In addition, Agent shall render or cause to be rendered by the managing agent, to each Lender, on a monthly basis, an income and expense statement for such Collateral, and each Lender shall promptly contribute its Pro Rata Share of any operating loss for such Collateral, and such other expenses and operating reserves as Agent shall deem reasonably necessary pursuant to and in accordance with the approved Post-Foreclosure Plan. To the extent that there is net operating income from such Collateral, Agent shall, in accordance with the approved Post-Foreclosure Plan, determine the amount and timing of distributions to Lenders. All such distributions shall be made to Lenders in accordance with their respective Pro Rata Shares. Lenders acknowledge and agree that if title to any Collateral is obtained by Agent or its nominee, such Collateral will not be held as a permanent investment but will be liquidated as soon as practicable. Agent shall undertake to sell such Collateral, at such price and upon such terms and conditions as the Majority Lenders reasonably shall determine to be most advantageous to Lenders. Any purchase money mortgage or deed of trust taken in connection with the disposition of such Collateral in accordance withe the immediately preceding sentence shall name Agent, as agent for Lenders, as the beneficiary or mortgagee. In such case, Agent and Lenders shall enter into an agreement with respect to such purchase money mortgage or deed of trust defining the rights of Lenders in the same Pro Rata Shares as provided hereunder, which agreement shall be in all material respects similar to this Article insofar as the same is appropriate or applicable.

         SECTION X.5.  Approvals of Lenders.

         All communications from Agent to any Lender requesting such Lender's determination, consent, approval or disapproval (a) shall be given in the form of a written notice to such Lender, (b) shall be accompanied by a description of the matter or thing as to which such determination, approval, consent or disapproval is requested, or shall advise such Lender where such matter or thing may be inspected, or shall otherwise describe the matter or issue to be resolved, (c) shall include, if reasonably requested by such Lender and to the extent not previously provided to such Lender, written materials and a summary of all oral information provided to Agent by Borrower in respect of the matter or issue to be resolved, and (d) shall include Agent's recommended course of action or determination in respect thereof. Each Lender shall reply promptly, but in any event within ten Business Days (or such shorter or longer period as may be required under the Loan Documents for Agent to respond). Unless a Lender shall give written notice to Agent that it objects to the recommendation or determination of Agent (together with a written explanation of the reasons behind such objection) within the applicable time period for reply, such Lender shall be deemed to have conclusively approved of or consented to such recommendation or determination.

         SECTION X.6.  Consultation with Experts.

         Agent may consult with legal counsel (who may be counsel for Borrower), independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken by it in good faith in accordance with the advice of such counsel, accountants or experts.

         SECTION X.7.  Liability of Agent.

         Neither Agent nor any of its affiliates nor any of their respective directors, officers, agents or employees shall be liable for any action taken or not taken by Agent in connection with any of the Loan Documents in the absence of its own gross negligence or willful misconduct. Neither Agent nor any of its affiliates nor any of their respective directors, officers, agents or employees shall be responsible for or have any duty to ascertain, inquire into or verify
(a) any statement, warranty or representation made in connection with any of the Loan Documents, or any borrowing hereunder, (b) the performance or observance of any of the covenants or agreements of Borrower or any other Loan Party, (c) the satisfaction of any condition specified in Article V., or (d) the validity, effectiveness or genuineness of any of the Loan Documents or any other instrument or writing furnished in connection herewith or therewith. Agent shall not incur any liability by acting in reliance upon any notice, consent, certificate, statement, or other writing (which may be a bank wire, telex or similar writing) believed by it to be genuine or to be signed by the proper party or parties.

         SECTION X.8.  Indemnification of Agent.

         Lenders agree to indemnify Agent (to the extent not reimbursed by Borrower and without limiting the obligation of Borrower to do so) in accordance with Lenders' respective Pro Rata Shares, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may at any time be imposed on, incurred by, or asserted against Agent in any way relating to or arising out of the Loan Documents or any action taken or omitted by Agent under the Loan Documents; provided, however, that no Lender shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements (i) to the extent arising from Agent's gross negligence or willful misconduct or (ii) if Agent fails to follow the written direction of the Majority Lenders unless such failure is pursuant to Agent's good faith reliance on the advice of counsel of which Lenders have received notice. Without limiting the generality of the foregoing, each Lender agrees to reimburse Agent promptly upon demand for its ratable share of any out-of-pocket expenses (including counsel fees) incurred by Agent in connection with the preparation, execution, administration, or enforcement of, or legal advice with respect to the rights or responsibilities of the parties under, the Loan Documents, to the extent that Agent is not reimbursed for such expenses by Borrower. The agreements in this Section shall survive the payment of the Loans and all other amounts payable hereunder or under the other Loan Documents and the termination of this Agreement.

         SECTION X.9.  Credit Decision.

         Each Lender expressly acknowledges that neither Agent nor any of its officers, directors, employees, agents, attorneys-in-fact or other affiliates has made any representations or warranties to such Lender and that no act by Agent hereinafter taken, including any review of the affairs of Borrower or any of the Properties, shall be deemed to constitute any representation or warranty by Agent to any Lender. Each Lender acknowledges that it has, independently and without reliance upon Agent, any other Lender or counsel to Agent, and based on the financial statements of Borrower and its affiliates, its review of the Loan Documents, the legal opinions required to be delivered to it hereunder, the advice of its own counsel and such other documents and information as it has deemed appropriate, including without limitation, such documents and information regarding the Properties, made its own credit and legal analysis and decision to enter into this Agreement and the transaction contemplated hereby. Each Lender also acknowledges that it will, independently and without reliance upon Agent, any other Lender or counsel to Agent, and based on such review, advice, documents and information as it shall deem appropriate at the time, continue to make its own decisions in taking or not taking action under the Loan Documents. Except for notices, reports and other documents expressly required to be furnished to Lenders by Agent hereunder, Agent shall have no duty or responsibility to provide any Lender with any credit or other information concerning the business, operations, property, financial and other condition or creditworthiness of Borrower, any of its Subsidiaries or any other Affiliate of Borrower which may come into possession of Agent or any of its officers, directors, employees, agents, attorneys-in-fact or other affiliates.

         SECTION X.10.  Successor Agent.

         Agent may resign at any time by giving 30 days' prior written notice thereof, to Lenders and Borrower. Agent may be removed as Agent under the Loan Documents for good cause upon 30 days' prior written notice to Agent by all of the Lenders (excluding Agent as Lender); provided, however, that the Agent cannot be removed if there are fewer than three Lenders. Upon any such resignation or removal, the Majority Lenders shall have the right to appoint a successor Agent. If no successor Agent shall have been so appointed by the Majority Lenders, and shall have accepted such appointment, within 30 days after the current Agent's giving of notice of resignation or the Majority Lenders' removal of the current Agent, then the current Agent may, on behalf of Lenders, appoint a successor Agent, which shall be a Lender, if any Lender shall be willing to serve. Any successor Agent must be a bank whose senior unsecured debt obligations (or whose parent's senior unsecured debt obligations) are rated not less than investment grade or its equivalent by Moody's Investors Service, Inc. or not less than investment grade or its equivalent by Standard & Poor's Ratings Group, a division of McGraw-Hill, Inc. and which has total assets in excess of $10,000,000,000. Upon the acceptance of its appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights and duties of the current Agent, and the current Agent shall be discharged from its duties and obligations hereunder. The current Agent shall at the expense of Borrower execute and deliver to such successor Agent such instruments of transfer as may be reasonably necessary to accomplish such succession. After any current Agent's resignation hereunder as Agent, the provisions of this Article shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent. Notwithstanding anything herein to the contrary, Agent may assign its rights and duties under this Agreement to any Affiliate of the Agent without the consent of the Lenders or Borrower.

         SECTION X.11.  Approvals and Other Actions by Majority Lenders.

         Each of the following shall require the approval of, or may be taken at the request of, the Majority Lenders:

         (a) Approving certain major construction on or renovation to Eligible Properties as provided in Section 7.10.;

         (b) Termination of the Commitments and acceleration of the Obligations upon the occurrence of an Event of Default as provided in Section 9.2.;

         (c) Rescission of acceleration of the Loans and the other Obligations as provided in Section 9.4.;

         (d) Direction of Agent to undertake rights and remedies upon a Default or Event of Default as provided in Section 10.1.;

         (e) Approval of an Eligible Property as a Pool Property pursuant to Section 4.1.(b);

         (f) Approving the replacement of Agent after Agent's removal as provided in Section 10.9.;

         (g) Except as specifically provided otherwise in Section 11.7., any consent or approval regarding, any waiver of the performance or observance by Borrower of and the waiver of the continuance of any Default or Event of Default in respect of, any term of this Agreement or any other Loan Document;

         (h)      Approving certain Protective Advances under Section 10.3(e);
and

         (i) Approval of a Post-Foreclosure Plan and related matters as provided in Section 10.4.

                                                     ARTICLE XI.

                                                    MISCELLANEOUS

         SECTION XI.1.  Notices.

         All notices, requests and other communications to any party under the Loan Documents shall be in writing (including facsimile transmission or similar writing) and shall be given to such party as follows:

         If to Borrower:

                  United Investors Realty Trust
                  5847 San Filipe
                  Suite 850
                  Houston, Texas  77057
                  Attention: Chief Financial Officer
                  Telecopier: (713) 268-6005
                  Telephone: (713) 781-2860
                  with a copy to:

                  United Investors Realty Trust
                  8080 N. Central Expressway, Suite 500
                  Dallas, Texas 75231
                  Attention: Lewis H. Sandler, Esq.
                  Telecopier: (214) 360-3665
                  Telephone: (214) 360-3696

         If to a Lender or Agent:

                  To such Lender's or Agent's Lending Office at the address set forth on the signature pages of this Agreement or as to each party at such other address as such party shall designate in a written notice to the other parties. Each such notice, request or other communication shall be effective (a) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or (b) if given by any other means (including facsimile), when delivered at the applicable address provided for in this Section; provided that notices to Agent under Article II., and any notice of a change of address for notices, shall not be effective until received. In addition to Agent's Lending Office, Borrower shall send copies of the information described in
Section 7.1. to the following address of Agent:

                  Wells Fargo Bank, National Association
                  Disbursement and Operations Center
                  2120 East Park Place, Suite 100
                  El Segundo, California 90245
                  Attention: Mr. David Cannon

                  with a copy to:

                  Wells Fargo Bank, National Association
                  100 Louisiana - 4th Floor
                  Houston, Texas 77002-5093
                  Attention: Mr. David Williams

         SECTION XI.2.  No Waivers.

         No failure or delay by Agent, the Issuing Bank or any Lender in exercising any right, power or privilege under any Loan Document shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies provided in the Loan Documents shall be cumulative and not exclusive of any rights or remedies provided by law.

         SECTION XI.3.  Expenses.

         Borrower will pay on demand all present and future reasonable expenses actually incurred by Persons who are not employees of, and other third parties engaged by:

         (a) Agent in connection with the negotiation, preparation, execution, delivery and administration (including reasonable out-of-pocket costs and expenses incurred by Agent and its counsel (but not any Assignee, Participant or its respective counsel) in connection with the assignment of Commitments pursuant to Section 11.8.) of this Agreement, the Notes and each of the other Loan Documents, whenever the same shall be executed and delivered, including, without limitation, title insurance premiums, survey costs and expenses, appraisers' fees, environment engineers' fees, search fees, recording fees, mortgage recording taxes, and the reasonable fees and disbursements of: (i) Liddell, Sapp, Zivley, Hill & LaBoon, L.L.P., counsel for Agent, and (ii) each local counsel reasonably retained by Agent;

         (b) Agent in connection with the review of Properties for acceptance as Pool Properties and Agent's other activities under Section 4.1., including reasonable fees and disbursements of counsel to Agent;

         (c) Agent in connection with the negotiation, preparation, execution and delivery of any waiver, amendment or consent by Agent or any Lender relating to this Agreement, the Notes or any of the other Loan Documents, including the reasonable fees and disbursements of counsel to Agent;

         (d) Agent, Issuing Bank and each Lender in connection with any restructuring, refinancing or "workout" of the transactions contemplated by this Agreement, the Notes and the other Loan Documents, including the reasonable fees and disbursements of counsel to Agent;

         (e) Agent, Issuing Bank and each Lender, after the occurrence of a Default or Event of Default, in connection with the collection or enforcement of the obligations of Borrower under this Agreement, the Notes or any other Loan Document, including the reasonable fees and disbursements of counsel to Agent, Issuing Bank or to any Lender if such collection or enforcement is done by or through an attorney;

         (f) Subject to any limitation contained in Section 11.5., Agent, Issuing Bank and each Lender in connection with prosecuting or defending any claim in any way arising out of, related to, or connected with this Agreement, the Notes or any of the other Loan Documents, including the reasonable fees and disbursements of counsel to Agent, Issuing Bank or any Lender and of experts and other consultants retained by Agent or any Lender in connection therewith;

         (g) Agent, Issuing Bank and each Lender, after the occurrence of a Default or Event of Default, in connection with the exercise by Agent, Issuing Bank or any Lender of any right or remedy granted to it under this Agreement, the Notes or any of the other Loan Documents including the reasonable fees and disbursements of counsel to Agent, Issuing Bank or any Lender;

         (h) Agent in connection with gaining possession of, maintaining, appraising, selling, preparing for sale and advertising to sell any Collateral, whether or not a sale is consummated; and

         (i) Agent, Issuing Bank and each Lender, to the extent not already covered by any of the preceding subsections, in connection with any bankruptcy or other proceeding of the type described in Sections 9.1.(h) or (i), and the reasonable fees and disbursements of counsel to Agent, Issuing Bank and any Lender actually incurred in connection with the representation of Agent, Issuing Bank or such Lender in any matter relating to or arising out of any such proceeding, including without limitation (i) any motion for relief from any stay or similar order, (ii) the negotiation, preparation, execution and delivery of any document relating to Agent, Issuing Bank or such Lender and (iii) the negotiation and preparation of any plan of reorganization of Borrower, whether proposed by Borrower, Lenders or any other Person, and whether such fees and expenses are incurred prior to, during or after the commencement of such proceeding or the confirmation or conclusion of any such proceeding.

         SECTION XI.4.  Stamp, Intangible and Recording Taxes.

         Borrower will pay any and all stamp, intangible, registration, recordation, mortgage and similar taxes, fees or charges and shall indemnify Agent, Issuing Bank and each Lender against any and all liabilities with respect to or resulting from any delay in the payment or omission to pay any such taxes, fees or charges, which may be payable or determined to be payable in connection with the execution, delivery, recording, performance or enforcement of this Agreement, the Notes and any of the other Loan Documents or the perfection of any rights or Liens thereunder.

         SECTION XI.5.  Indemnification.

         Borrower shall and hereby agrees to indemnify, defend and hold harmless Agent, Issuing Bank and each Lender and their respective directors, officers, agents and employees (each an "Indemnified Party") from and against (a) any and all losses, claims, damages, liabilities, deficiencies, judgments or expenses reasonably incurred by any of them (except to the extent that it results from their own gross negligence or willful misconduct) arising out of or by reason of any litigation, investigations, claims or proceedings which arise out of or are in any way related to: (i) this Agreement or the transactions contemplated thereby; (ii) the making of Loans; (iii) any actual or proposed use by Borrower of the proceeds of the Loans or of Letters of Credit; or (iv) Agent's, Issuing Bank's or Lenders' entering into this Agreement, the other Loan Documents or any other agreements and documents relating hereto, including, without limitation, amounts paid in settlement, court costs and the reasonable fees and disbursements of counsel incurred in connection with any such litigation, investigation, claim or proceeding or any advice rendered in connection with any of the foregoing and (b) any such losses, claims, damages, liabilities, deficiencies, judgments or expenses incurred in connection with any remedial or other similar action taken by Borrower, Agent, Issuing Bank or any of Lenders in connection with the required compliance by Borrower or any of the Subsidiaries, or any of their respective properties, with any federal, state or local Environmental Laws or other material environmental rules, regulations, orders, directions, ordinances, criteria or guidelines. If and to the extent that the obligations of Borrower hereunder are unenforceable for any reason, Borrower hereby agrees to make the maximum contribution to the payment and satisfaction of such obligations which is permissible under Applicable Law. Borrower's obligations hereunder shall survive any termination of this Agreement and the other Loan Documents and the payment in full of the Obligations, and are in addition to, and not in substitution of, any other of its other obligations set forth in this Agreement and the other Loan Documents. Borrower shall not be obligated as provided in this Section to indemnify, defend or hold harmless any Indemnified Person in respect of any litigation, investigation, claim or proceeding commenced by any Indemnified Party against another Indemnified Party.

         SECTION XI.6.  Setoff.

         Each Lender hereby expressly waives its right to set-off and apply any and all deposits (general or special, including, but not limited to, indebtedness evidenced by certificates of deposit, whether matured or unmatured) and any other indebtedness at any time held or owing by such Lender or any Affiliate of such Lender, to or for the credit or the account of Borrower against and on account of any of the Obligations then due and owing.

         SECTION XI.7.  Amendments.

         Any consent or approval required or permitted by this Agreement or in any other Loan Document (other than any agreement evidencing the fees referred to in Section 3.1.(c)) to be given by Lenders may be given, and the performance or observance by Borrower of any terms of this Agreement or such other Loan Document or the continuance of any Default or Event of Default may be waived (either generally or in a particular instance and either retroactively or prospectively) with, but only with, the written consent of the Majority Lenders. Any provision of this Agreement or of any other Loan Document (other than any agreement evidencing the fees referred to in Section 3.1.(c)) may be amended or otherwise modified with, but only with, the written consent of Borrower and the Majority Lenders. Any provision of any agreement evidencing the fees referred to in Section 3.1.(c) may be amended or otherwise modified only in writing by Agent and Borrower, and the performance or observance by Borrower of any terms of any such agreement may be waived only with the written consent of Agent. Notwithstanding the foregoing, none of the following may be amended or otherwise modified, nor may Borrower's compliance thereunder or with respect thereto be waived, without the written consent of all Lenders and Borrower:

         (a) the principal amount of any Loan (including forgiveness of any amount of principal);

         (b) the rates of interest on the Loans and the amount of any interest payable on the Loans (including the forgiveness of any accrued but unpaid interest);

         (c) the dates on which any principal or interest payable by Borrower under any Loan Document is due;

         (d)      the provisions of the first sentence of Section 2.1.;

         (e)      the Revolving Credit Termination Date;

         (f)      the Maturity Date;

         (g) any assignment or other transfer by Borrower of any of its rights under this Agreement;

         (h) the release of any Guarantor or any other Person who has Guaranteed, or is otherwise obligated in respect of, any Obligations from such Obligations;

         (i) the definition of Appraised Value, Commitment, Majority Lenders (or any minimum requirement necessary for Lenders or Majority Lenders to take action hereunder), Permanent Loan Estimate, Pro Rata Share, Commitment and Maximum Loan Availability (and the definitions used in either such definition and the percentages and rates used in the calculation thereof);

         (j) Sections 8.2., 8.4. and 8.5. or any of the definitions of the terms used in any such Sections;

         (k)      Section 11.7.; and

         (l)      the amount and payment date of any fees.

Further, no amendment, waiver or consent shall affect the rights or duties of Agent, or Issuing Bank under this Agreement or any of the other Loan Documents unless in writing and signed by Agent in addition to Lenders required hereinabove to take such action. Further, no Collateral shall be released or disposed of by Agent unless all Lenders so direct Agent in writing or unless released or disposed of as permitted by, and in accordance with, Section 10.3. No waiver shall extend to or affect any obligation not expressly waived or impair any right consequent thereon. No course of dealing or delay or omission on the part of any Lender or Agent in exercising any right shall operate as a waiver thereof or otherwise be prejudicial thereto. No notice to or demand upon Borrower shall entitle Borrower to any other or further notice or demand in similar or other circumstances.

         SECTION XI.8.  Successors and Assigns.

         (a) The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that Borrower may not assign or otherwise transfer any of its rights under this Agreement without the prior written consent of all Lenders.

         (b) Any Lender may at any time grant to one or more banks or other financial institutions which are not affiliates of, or otherwise related in any way to, Borrower (each a "Participant") participating interests in its Commitment or the Obligations owing to such Lender; provided, however, no Lender may grant a participating interest in its Commitment, or if the Commitments have been terminated, the aggregate outstanding principal balance of Notes held by it, in an amount less than $5,000,000. Except as otherwise provided in Section 11.6., no Participant shall have any rights or benefits under this Agreement or any other Loan Document. In the event of any such grant by a Lender of a participating interest to a Participant, such Lender shall remain responsible for the performance of its obligations hereunder, and Borrower and Agent shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement. Any agreement pursuant to which any Lender may grant such a participating interest shall provide that such Lender shall retain the sole right and responsibility to enforce the obligations of Borrower hereunder including, without limitation, the right to approve any amendment, modification or waiver of any provision of this Agreement; provided, however, such Lender may agree with the Participant that it will not, without the consent of the Participant, agree to (i) increase, or except as contemplated by Section 2.11., extend the term or extend the time or waive any requirement for the reduction or termination of, such Lender's Commitment, (ii) extend the date fixed for the payment of principal of or interest on the Loans or portions thereof owing to such Lender, (iii) reduce the amount of any such payment of principal, or (iv) reduce the rate at which interest is payable thereon. An assignment or other transfer which is not permitted by subsection (c) or (d) below shall be given effect for purposes of this Agreement only to the extent of a participating interest granted in accordance with this subsection (b).

         (c) Any Lender may with the prior written consent of Agent and Borrower (which consent, in each case, shall not be unreasonably withheld) at any time assign to one or more banks or other financial institutions which are not affiliates of, or otherwise related in any way to, Borrower (each an "Assignee") all or a portion of its rights and obligations under this Agreement and the Notes; provided, however, (i)(x) no such consent by Borrower or Agent shall be required in the case of any assignment to any affiliate of such Lender and (y) no such consent by Borrower shall be required if a Default or Event of Default shall have occurred and be continuing; (ii) any partial assignment shall be in an amount at least equal to $5,000,000 and after giving effect to such assignment the assigning Lender retains a Commitment, or if the Commitments have been terminated, holds Notes having an aggregate outstanding principal balance, of at least $5,000,000; (iii) each such assignment shall be effected by means of an Assignment and Acceptance Agreement and (iv) such Assignee must be a bank or other financial institution whose senior unsecured debt obligations (or whose parent's senior unsecured debt obligations) are rated not less than investment grade or its equivalent by Moody's Investor Service, Inc. or Standard & Poor's Ratings Group, a division of McGraw-Hill, Inc. and which has total assets in excess of $10,000,000,000. Upon execution and delivery of such instrument and payment by such Assignee to such transferor Lender of an amount equal to the purchase price agreed between such transferor Lender and such Assignee, such Assignee shall be deemed to be a Lender party to this Agreement and shall have all the rights and obligations of a Lender with a Commitment as set forth in such Assignment and Acceptance Agreement, and the transferor Lender shall be released from its obligations hereunder to a corresponding extent, and no further consent or action by any party shall be required. Upon the consummation of any assignment pursuant to this subsection, the transferor Lender, Agent and Borrower shall make appropriate arrangements so that new Notes are issued to the Assignee and such transferor Lender, as appropriate. In connection with any such assignment, the transferor Lender shall pay to Agent an administrative fee for processing such assignment in the amount of $3,000.

         (d) In addition to the assignments and participations permitted under the foregoing provisions of this Section, any Lender may assign and pledge all or any portion of its Loans and its Notes to any Federal Reserve Bank as collateral security pursuant to Regulation A and any Operating Circular issued by such Federal Reserve Bank, and such Loans and Notes shall be fully transferable as provided therein. No such assignment shall release the assigning Lender from its obligations hereunder.

         (e) Subject to the provisions of Section 7.6, a Lender may furnish any information concerning Borrower or any of its Subsidiaries in the possession of such Lender from time to time to Assignees and Participants (including prospective Assignees and Participants).

         (f) Anything in this Section to the contrary notwithstanding, no Lender may assign or participate any interest in any Loan held by it hereunder to Borrower or any of its affiliates or Subsidiaries.

         SECTION XI.9.  Governing Law.

         THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TEXAS.

         SECTION XI.10.  Litigation.

         (a) EACH PARTY HERETO ACKNOWLEDGES THAT ANY DISPUTE OR CONTROVERSY BETWEEN OR AMONG BORROWER, AGENT, ISSUING BANK OR ANY OF LENDERS WOULD BE BASED ON DIFFICULT AND COMPLEX ISSUES OF LAW AND FACT AND THAT A TRIAL BY JURY COULD RESULT IN SIGNIFICANT DELAY AND EXPENSE. ACCORDINGLY, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, EACH OF LENDERS, ISSUING BANK, AGENT AND BORROWER HEREBY WAIVES TRIAL BY JURY IN ANY ACTION OR PROCEEDING OF ANY KIND OR NATURE IN ANY COURT OR TRIBUNAL IN WHICH AN ACTION MAY BE COMMENCED BY OR AGAINST BORROWER ARISING OUT OF THIS AGREEMENT, THE NOTES OR ANY OTHER LOAN DOCUMENT OR BY REASON OF ANY OTHER CAUSE OR DISPUTE WHATSOEVER BETWEEN OR AMONG BORROWER, AGENT OR ANY OF LENDERS OF ANY KIND OR NATURE.

         (b) BORROWER, AGENT, ISSUING BANK, AND EACH LENDER EACH HEREBY AGREES THAT THE FEDERAL DISTRICT COURT OF THE SOUTHERN DISTRICT OF TEXAS OR, AT THE OPTION OF AGENT, ANY STATE COURT LOCATED IN HARRIS COUNTY, TEXAS SHALL HAVE NON-EXCLUSIVE JURISDICTION TO HEAR AND DETERMINE ANY CLAIMS OR DISPUTES BETWEEN OR AMONG BORROWER, AGENT, ISSUING BANK, OR ANY OF LENDERS, PERTAINING DIRECTLY OR INDIRECTLY TO THIS AGREEMENT, THE NOTES OR ANY OTHER LOAN DOCUMENT OR TO ANY MATTER ARISING HEREFROM OR THEREFROM. BORROWER EXPRESSLY SUBMITS AND CONSENTS IN ADVANCE TO SUCH JURISDICTION IN ANY ACTION OR PROCEEDING COMMENCED IN SUCH COURTS. THE CHOICE OF FORUM SET FORTH IN THIS SECTION SHALL NOT BE DEEMED TO PRECLUDE THE BRINGING OF ANY ACTION BY AGENT, ISSUING BANK, OR ANY LENDER OR THE ENFORCEMENT BY AGENT, ISSUING BANK, OR ANY LENDER OF ANY JUDGMENT OBTAINED IN SUCH FORUM IN ANY OTHER APPROPRIATE JURISDICTION. FURTHER, BORROWER IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY OBJECTION WHICH IT MAY NOW OR HEREAFTER HAVE TO THE LAYING OF THE VENUE OF ANY SUCH PROCEEDING BROUGHT IN SUCH A COURT AND ANY CLAIM THAT ANY SUCH PROCEEDING BROUGHT IN SUCH A COURT HAS BEEN BROUGHT IN AN INCONVENIENT FORUM.

         (c) THE FOREGOING WAIVERS HAVE BEEN MADE WITH THE ADVICE OF COUNSEL AND WITH A FULL UNDERSTANDING OF THE LEGAL CONSEQUENCES THEREOF, AND SHALL SURVIVE THE PAYMENT OF THE LOANS AND ALL OTHER AMOUNTS PAYABLE HEREUNDER OR UNDER THE OTHER LOAN DOCUMENTS AND THE TERMINATION OF THIS AGREEMENT.

         SECTION XI.11.  Counterparts; Integration.

         This Agreement may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument. This Agreement, together with the other Loan Documents, constitutes the entire agreement and understanding among the parties hereto and supersedes any and all prior agreements and understandings, oral or written, relating to the subject matter hereof.

         SECTION XI.12.  Invalid Provisions.

         Any provision of this Agreement or any other Loan Document held by a court of competent jurisdiction to be illegal, invalid or unenforceable shall not invalidate the remaining provisions of such Loan Document which shall remain in full force and effect and the effect thereof shall be confined to the provision held invalid or illegal.

         SECTION XI.13.  Limitation of Liability of Trustees, Etc.

         AGENT AND LENDERS SHALL LOOK SOLELY TO BORROWER FOR THE ENFORCEMENT OF ANY CLAIM AGAINST BORROWER AND ACCORDINGLY NEITHER THE TRUST MANAGERS, OFFICERS, EMPLOYEES, SHAREHOLDERS OF BORROWER NOR THE INVESTMENT MANAGER OR ANY OF ITS OFFICERS, DIRECTORS, EMPLOYEES OR SHAREHOLDERS SHALL HAVE ANY PERSONAL LIABILITY FOR OBLIGATIONS ENTERED INTO BY OR ON BEHALF OF BORROWER.

                            SIGNATURE PAGES TO FOLLOW

                                    Signature Page to Revolving Credit Agreement
         IN WITNESS WHEREOF, the parties hereto have caused this Amended and Restated Credit Agreement to be duly executed by their respective authorized officers as of the day and year first above written.


BORROWER:

UNITED INVESTORS REALTY TRUST

By:__________________________
Name:________________________
Title:_______________________


[Signatures Continued on Next Page]

                           WELLS FARGO BANK, NATIONAL
                             ASSOCIATION, as Agent,
              Issuing Bank and in its individual capacity as Lender

By:_______________________
Name:_____________________
Title:____________________


Lending Office (all Types of Loans):

Disbursement and Operations Center
2120 East Park Place, Suite 100
El Segundo, California 90245
Attention: David Cannon

with a copy to:

1000 Louisiana - 4th Floor
Houston, Texas 77002-5093
Attention: David Williams
Telecopier: (713) 319-1415
Telephone: (713) 739-1077

Commitment Amount:

$30,000,000.00

                   Form of Assignment and Acceptance Agreement
                                    Exhibit A
                                    Page A-6
                   FORM OF ASSIGNMENT AND ACCEPTANCE AGREEMENT

         THIS ASSIGNMENT AND ACCEPTANCE AGREEMENT dated as of __________, 199_ (the "Agreement") by and among __________________________ (the "Assignor"),
___________________________ (the "Assignee"), UNITED INVESTORS REALTY TRUST, a Texas real estate investment trust (the "Borrower") and WELLS FARGO BANK, NATIONAL ASSOCIATION, as Agent (the "Agent").

         WHEREAS, the Assignor is a Lender under that certain Revolving Credit Agreement dated as of August 25, 1998 (as amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement"), by and among the Borrower, the financial institutions party thereto and their assignees under
Section 11.8 thereof, and the Agent;

         WHEREAS, the Assignor desires to assign to the Assignee all or a portion of the Assignor's Commitment under the Credit Agreement, all on the terms and conditions set forth herein; and

         WHEREAS, the Borrower and the Agent consent to such assignment on the terms and conditions set forth herein.

         NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which hereby are acknowledged by the parties hereto, the parties hereto hereby agree as follows.

         Section 1.   Assignment.

         (a) Subject to the terms and conditions of this Agreement and in consideration of the payment to be made by the Assignee to the Assignor pursuant to Section 2 of this Agreement, effective as of ______________, 199___ (the "Assignment Date") the Assignor hereby irrevocably sells, transfers and assigns to the Assignee, without recourse, a $_____________ interest (such interest being the "Assigned Commitment") in and to the Assignor's Commitment and all of the other rights and obligations of the Assignor under the Credit Agreement, such Assignor's Note and the other Loan Documents representing ___% in respect of the aggregate amount of all Lender's Commitments, including without limitation, a principal amount of outstanding Loans equal to $_____________, all voting rights of the Assignor associated with the Assigned Commitment, all rights to receive interest on such amount of Loans and all commitment and other fees with respect to the Assigned Commitment and other rights of the Assignor under the Credit Agreement and the other Loan Documents with respect to the Assigned Commitment, all as if the Assignee were an original Lender under and signatory to the Credit Agreement having a Commitment equal to such amount of the Assigned Commitment. The Assignee, subject to the terms and conditions hereof, hereby assumes all obligations of the Assignor with respect to the Assigned Commitment as if the Assignee were an original Lender under and signatory to the Credit Agreement having a Commitment equal to the Assigned Commitment, which obligations shall include, but shall not be limited to, the obligation of the Assignor to make Revolving Loans to the Borrower with respect to the Assigned Commitment, the obligation to pay the Issuing Bank amounts due in respect of drawings under Letters of Credit as required under Section 2.14(g) of the Credit Agreement and the obligation to indemnify the Agent as provided therein (the foregoing enumerated obligations, together with all other similar obligations more particularly set forth in the Credit Agreement and the other Loan Documents, shall be referred to hereinafter, collectively, as the "Assigned Obligations"). The Assignor shall have no further duties or obligations with respect to, and shall have no further interest in, the Assigned Obligations or the Assigned Commitment.

         (b) The assignment by the Assignor to the Assignee hereunder is without recourse to the Assignor. The Assignee makes and confirms to the Agent, the Assignor, and the other Lenders all of the representations, warranties and covenants of a Lender under Article X of the Credit Agreement. Not in limitation of the foregoing, the Assignee acknowledges and agrees that, except as set forth in Section 4 below, the Assignor is making no representations or warranties with respect to, and the Assignee hereby releases and discharges the Assignor for any responsibility or liability for (i) the present or future solvency or financial condition of the Borrower, (ii) any representations warranties, statements or information made or furnished by the Borrower in connection with the Credit Agreement or otherwise, (iii) the validity, efficacy, sufficiency, or enforceability of the Credit Agreement, any Loan Document or any other document or instrument executed in connection therewith, or the collectibility of the Assigned Obligations, (iv) the perfection, priority or validity of any Lien with respect to any Collateral at any time securing the Obligations or the Assigned Obligations under the Notes or the Credit Agreement and (v) the performance or failure to perform by the Borrower of any obligation under the Credit Agreement or any document or instrument executed in connection therewith. Further, the Assignee acknowledges that it has, independently and without reliance upon the Agent, or on any affiliate or subsidiary thereof, or any other Lender and based on the financial statements supplied by the Borrower and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to become a Lender under the Credit Agreement. The Assignee also acknowledges that it will, independently and without reliance upon the Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Credit Agreement or any Note or pursuant to any other obligation. The Agent shall have no duty or responsibility, either initially or on a continuing basis, to provide the Assignee with any credit or other information with respect to the Borrower or to notify the undersigned of any Event of Default except as expressly provided in the Credit Agreement. The Assignee has not relied on the Agent as to any legal or factual matter in connection therewith or in connection with the transactions contemplated thereunder.

         Section 2. Payment by Assignee. In consideration of the assignment made pursuant to Section 1 of this Agreement, the Assignee agrees to pay to the
Assignor on the Assignment Date an amount equal to $_________________ representing the aggregate principal amount outstanding of the Loans owing to the Assignor under the Credit Agreement and the other Loan Documents and being assigned hereby.

         Section 3. Payments by Assignor. The Assignor agrees to pay to the Agent on the Assignment Date an administration fee of $3,000.

         Section 4. Representations and Warranties of Assignor. The Assignor hereby represents and warrants to the Assignee that (a) as of the Assignment Date (i) the Assignor is a Lender under the Credit Agreement having a Commitment under the Credit Agreement immediately prior to the Assignment Date, equal to $________________ and that the Assignor is not in default of its obligations under the Credit Agreement; and (ii) the outstanding principal balance of Loans owing to the Assignor (without reduction by any assignments thereof which have not yet become effective) is $__________ , and (b) it is the legal and beneficial owner of the Assigned Commitment which is free and clear of any adverse claim created by the Assignor.

         Section 5. Representations, Warranties and Agreements of Assignee. The Assignee (a) represents and warrants that it is legally authorized to enter into this Agreement; (b) confirms that it is an "Accredited Investor" (as such term is used in Regulation D promulgated under the Securities Act of 1933, as amended); (c) confirms that it has received a copy of the Credit Agreement, together with copies of the most recent financial statements delivered pursuant thereto and such other documents and information (including without limitation the Loan Documents) as it has deemed appropriate to make its own credit analysis and decision to enter into this Agreement; (d) appoints and authorizes the Agent to take such action as Agent on its behalf and to exercise such powers under the Loan Documents as are delegated to the Agent by the terms thereof together with such powers as are reasonably incidental thereto; and (e) agrees that it will become a party to and shall be bound by the Credit Agreement, the other Loan Documents to which the other Lenders are a party on the Assignment Date and will perform in accordance therewith all of the obligations which are required to be performed by it as a Lender.

         Section 6. Recording and Acknowledgment by the Agent. Following the execution of this Agreement, the Assignor will deliver to the Agent (a) a duly executed copy of this Agreement for acknowledgment and recording by the Agent and (b) the Assignor's Note. The Borrower agrees to exchange such Note for new Notes as provided in Section 11.8(c) of the Credit Agreement. Upon such acknowledgment and recording, from and after the Assignment Date, the Agent shall make all payments in respect of the interest assigned hereby (including payments of principal, interest, fees and other amounts) to the Assignee. The Assignor and Assignee shall make all appropriate adjustments in payments under the Credit Agreement for periods prior to the Assignment Date directly between themselves. The Agent may unilaterally amend Annex I to the Credit Agreement to reflect the assignment effected hereby.

         Section 7. Agreements of the Borrower. The Borrower hereby agrees that the Assignee shall be a Lender under the Credit Agreement having a Commitment equal to the Assigned Commitment. The Borrower agrees that the Assignee shall have all of the rights and remedies of a Lender under the Credit Agreement and the other Loan Documents as if the Assignee were an original Lender under and signatory to the Credit Agreement, including, but not limited to, the right of a Lender to receive payments of principal and interest with respect to the Assigned Obligations, if any, and to the Loans made by the Lenders after the date hereof and to receive the commitment and other fees payable to the Lenders as provided in the Credit Agreement. Further, the Assignee shall be entitled to the indemnification provisions from the Borrower in favor of the Lenders as provided in the Credit Agreement and the other Loan Documents. The Borrower further agrees, upon the execution and delivery of this Agreement, to execute in favor of the Assignee a promissory note in substantially the form provided for under the Credit Agreement in an initial amount equal to the Assigned Commitment. Further, the Borrower agrees that, upon the execution and delivery of this Agreement, the Borrower shall owe the Assigned Obligations to the Assignee as if the Assignee were the Lender originally making such Loans and entering into such other obligations.

         Section 8. Addresses. The Assignee specifies as its address for notices and its Lending Office for all Loans, the offices set forth below:

Notice Address:



                          Telephone No.: _____________
                           Telecopy No.: _____________

Domestic Lending Office:



                          Telephone No.: ______________
                          Telecopy No.: ______________

LIBOR Lending Office:



                         Telephone No.: _______________
                          Telecopy No.: _______________

         Section 9. Payment Instructions. All payments to be made to the Assignee under this Agreement by the Assignor, and all payments to be made to the Assignee under the Credit Agreement, shall be made as provided in the Credit Agreement in accordance with the following instructions:

         Section 10. Effectiveness of Assignment. This Agreement, and the assignment and assumption contemplated herein, shall not be effective until (a) this Agreement is executed and delivered by each of the Assignor, the Assignee, the Borrower and the Agent and (b) the payment to the Assignor of the amounts owing by the Assignee pursuant to Section 2 hereof and (c) the payment to the Agent of the amounts owing by the Assignor pursuant to Section 3 hereof. Upon recording and acknowledgment of this Agreement by the Agent, from and after the Assignment Date, (i) the Assignee shall be a party to the Credit Agreement and, to the extent provided in this Agreement, have the rights and obligations of a Lender thereunder and (ii) the Assignor shall, to the extent provided in this Agreement, relinquish its rights and be released from its obligations under the Credit Agreement; provided, however, that if the Assignor does not assign its entire interest under the Loan Documents, it shall remain a Lender entitled to all of the benefits and subject to all of the obligations thereunder with respect to its remaining Commitment.

Section 11. Governing Law. THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF
TEXAS.

Section 12. Counterparts. This Agreement may be executed in any number of counterparts each of which, when taken together, shall constitute one and the same agreement.

Section 13. Headings. Section headings have been inserted herein for convenience only and shall not be construed to be a part hereof.

Section 14. Amendments; Waivers. This Agreement may not be amended, changed, waived or modified except by a writing executed by the Assignee and the Assignor.

Section 15. Entire Agreement. This Agreement embodies the entire agreement between the Assignor and the Assignee with respect to the subject matter hereof and supersedes all other prior arrangements and understandings relating to the subject matter hereof.

Section 16. Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns.

Section 17. Definitions. Terms not otherwise defined herein are used herein with the respective meanings given them in the Credit
Agreement.

         IN WITNESS WHEREOF, the parties hereto have duly executed this Assignment and Acceptance Agreement as of the date and year first written above.

ASSIGNOR:

[NAME OF ASSIGNOR]

By:_________________
Name:_______________
Title:______________


ASSIGNEE:

[NAME OF ASSIGNEE]

By:__________________
Name:________________
Title:_______________

Agreed and Consented to as of the date first written above:

BORROWER:

UNITED INVESTORS REALTY TRUST

By:__________________________
Name:________________________
Title:_______________________


Accepted as of the date first written above.

AGENT:

WELLS FARGO BANK, NATIONAL ASSOCIATION,
as Agent

By:___________________________________
Name:_________________________________
Title:________________________________

                                Form of Guaranty
                                    Exhibit B
                                    Page B-13
                                FORM OF GUARANTY

         THIS GUARANTY dated as of August 25, 1998, executed and delivered by each of the undersigned and the other Persons from time to time party hereto pursuant to the execution and delivery of an Accession Agreement in the form of Annex I hereto (all of the undersigned, together with such other Persons each a "Guarantor" and collectively, the "Guarantors") in favor of (a) WELLS FARGO BANK, NATIONAL ASSOCIATION, in its capacity as Agent (the "Agent") for the Lenders under that certain Revolving Credit Agreement dated as of August 25, 1998 by and among the Borrower, the financial institutions party thereto and their assignees under Section 11.8 thereof (the "Lenders"), and the Agent (as the same may be amended, restated, supplemented or otherwise modified from time to time in accordance with its terms, the "Credit Agreement") and (b) the Lenders and the Issuing Bank.

         WHEREAS, pursuant to the Credit Agreement, the Lenders have agreed to extend certain financial accommodations to the Borrower;

         WHEREAS, it is a condition precedent to the effectiveness of the Credit Agreement and the extension of financial accommodations under the Credit Agreement that the Guarantors execute and deliver this Guaranty;

         NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by each Guarantor, each Guarantor agrees as follows:

Section 1. Guaranty. Each Guarantor hereby absolutely, irrevocably and unconditionally guaranties the due and punctual payment and performance when due, whether at stated maturity, by acceleration or otherwise, of all of the following (collectively referred to as the "Guarantied Obligations"): (a) all indebtedness and obligations owing by the Borrower to any Lender, the Issuing Bank or the Agent under or in connection with the Credit Agreement and any other Loan Document to which the Borrower is a party, including without limitation, the repayment of all principal of the Revolving Loans, all Reimbursement Obligations and all other Letter of Credit Liabilities, and the payment of all interest, Fees, charges, reasonable and actual attorneys fees and other amounts payable to any Lender, the Issuing Bank or the Agent thereunder or in connection therewith; (b) any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (c) all expenses, including, without limitation, reasonable and actual attorneys' fees and disbursements that are incurred by the Lenders, the Issuing Bank and the Agent in the enforcement of any of the foregoing or any obligation of such Guarantor hereunder and (d) all other Obligations.

Section 2. Guaranty of Payment and Not of Collection. This Guaranty is a guaranty of payment, and not of collection, and a debt or each Guarantor for its own account. Accordingly, the Lenders, the Issuing Bank, and the Agent shall not be obligated or required before enforcing this Guaranty against any Guarantor:
(a) to pursue any right or remedy the Lenders, the Issuing Bank or the Agent may have against the Borrower, any other Loan Party or any other Person or commence any suit or other proceeding against the Borrower, any other Loan Party or any other Person in any court or other tribunal, (b) to make any claim in a liquidation or bankruptcy of the Borrower, any other Loan Party or any other Person; or (c) to make demand of the Borrower, any other Loan Party or any other Person or to enforce or seek to enforce or realize upon any collateral security held by the Lenders, the Issuing Bank or the Agent which may secure any of the Guarantied Obligations.

Section 3. Guaranty Absolute. Each Guarantor guarantees that the Guarantied Obligations will be paid strictly in accordance with the terms of the documents evidencing the same, regardless of any Applicable Law now or hereafter in effect in any jurisdiction affecting any of such terms or the rights of the Agent, the Lenders or the Issuing Bank with respect thereto. The liability of each Guarantor under this Guaranty shall be absolute and unconditional in accordance with its terms and shall remain in full force and effect without regard to, and shall not be released, suspended, discharged, terminated or otherwise affected by, any circumstance or occurrence whatsoever, including without limitation, the following (whether or not such Guarantor consents thereto or has notice thereof):

         (a) (i) any change in the amount, interest rate or due date or other term of any of the Guarantied Obligations, (ii) any change in the time, place or manner of payment of all or any portion of the Guarantied Obligations, (iii) any amendment or waiver of, or consent to the departure from or other indulgence with respect to, the Credit Agreement, any other Loan Document, or any other document or instrument evidencing or relating to any Guarantied Obligations, or
(iv) any waiver, renewal, extension, addition, or supplement to, or deletion from, or any other action or inaction under or in respect of, the Credit Agreement, any of the other Loan Documents, or any other documents, instruments or agreements relating to the Guarantied Obligations or any other instrument or agreement referred to therein or evidencing any Guarantied Obligations or any assignment or transfer of any of the foregoing;

         (b) any lack of validity or enforceability of the Credit Agreement, any of the other Loan Documents, or any other document, instrument or agreement referred to therein or evidencing any Guarantied Obligations or any assignment or transfer of any of the foregoing;

         (c) any furnishing to the Agent, the Lenders or the Issuing Bank of any additional security for the Guarantied Obligations, or any sale, exchange, release or surrender of, or realization on, any collateral securing any of the Obligations;

         (d) any settlement or compromise of any of the Guarantied Obligations, any security therefor, or any liability of any other party with respect to the Guarantied Obligations, or any subordination of the payment of the Guarantied Obligations to the payment of any other liability of the Borrower or any other Loan Party,

         (e) any bankruptcy, insolvency, reorganization, composition, adjustment, dissolution, liquidation or other like proceeding relating to such Guarantor, the Borrower, any other Loan Party or any other Person, or any action taken with respect to this Guaranty by any trustee or receiver, or by any court, in any such proceeding;

         (f) any act or failure to act by the Borrower, any other Loan Party or any other Person which may adversely affect such Guarantor's subrogation rights, if any, against the Borrower to recover payments made under this Guaranty;

         (g) any application of sums paid by the Borrower, any other Loan Party or any other Person with respect to the liabilities of the Borrower to the Agent, the Lenders, or the Issuing Bank, regardless of what liabilities of the Borrower remain unpaid;

         (h) any defect, limitation or insufficiency in the borrowing powers of the Borrower or in the exercise thereof; or

         (i) any other circumstance which might otherwise constitute a defense available to, or a discharge of, such Guarantor hereunder

Section 4. Action with Respect to Guarantied Obligations. The Lenders, the Issuing Bank and the Agent may, at any time and from time to time, without the consent of, or notice to, any Guarantor, and without discharging any Guarantor from its obligations hereunder take any and all actions described in Section 3 and may otherwise: (a) amend, modify, alter or supplement the terms of any of the Guarantied Obligations, including, but not limited to, extending or shortening the time of payment of any of the Guarantied Obligations or the interest rate that may accrue on any of the Guarantied Obligations; (b) amend, modify, alter or supplement the Credit Agreement or any other Loan Document; (c) sell, exchange, release or otherwise deal with all, or any part, of any collateral securing any of the Obligations; (d) release any Loan Party or other Person liable in any manner for the payment or collection of the Guarantied Obligations; (e) exercise, or refrain from exercising, any rights against the Borrower, any other Loan Party or any other Person; and (f) apply any sum, by whomsoever paid or however realized, to the Guarantied Obligations in such order as the Lenders shall elect.

Section 5. Representations and Warranties. Each Guarantor hereby makes to the Agent and the Lenders all of the representations and warranties made by the Borrower with respect to or in any way relating to such Guarantor in the Credit Agreement and the other Loan Documents, as if the same were set forth herein in full.

Section 6. Covenants. Each Guarantor will comply with all covenants which the Borrower is to cause such Guarantor to comply with under the terms of the Credit Agreement or any of the other Loan Documents.

Section 7. Waiver. Each Guarantor, to the fullest extent permitted by Applicable Law, hereby waives notice or acceptance hereof or any presentment, demand, protest or notice or any kind, and any other act or thing, or omission or delay to do any other act or thing, which in any manner or to any extent might vary the risk of such Guarantor or which otherwise might operate to discharge such Guarantor from its obligations hereunder.

Section 8. Inability to Accelerate Loan. If the Agent, the Lenders or the Issuing Bank are prevented from demanding or accelerating payment of any of the Guarantied Obligations by reason of any automatic stay or otherwise, the Agent, the Lenders or the Issuing Bank shall be entitled to receive from such Guarantor, upon demand therefor, the sums which otherwise would have been due had such demand or acceleration occurred.

Section 9. Reinstatement of Guarantied Obligations. If claim is ever made on the Agent, any Lender or the Issuing Bank for repayment or recovery of any amount or amounts received in payment or on account of any of the Guarantied Obligations, and the Agent or such Lender repays all or part of said amount by reason of (a) any judgment, decree or order of any court or administrative body of competent jurisdiction, or (b) any settlement or compromise of any such claim effected by the Agent, the Lender or the Issuing Bank with any such claimant (including the Borrower or a trustee in bankruptcy for the Borrower), then and in such event each Guarantor agrees that any such judgment, decree, order, settlement or compromise shall be binding on it, notwithstanding any revocation hereof or the cancellation of the Credit Agreement, any of the other Loan Documents, or any other instrument evidencing any liability of the Borrower, and such Guarantor shall be and remain liable to the Agent, such Lender or the Issuing Bank for the amounts so repaid or recovered to the same extent as if such amount had never originally been paid to the Agent, such Lender or the Issuing Bank.

Section 10. Subrogation. Upon the making by any Guarantor of any payment hereunder for the account or the Borrower, such Guarantor shall be subrogated to the rights of the payee against the Borrower; provided, however, that such Guarantor shall not enforce any right or receive any payment by way of subrogation or otherwise take any action in respect of any other claim or cause of action such Guarantor may have against the Borrower arising by reason of any payment or performance by such Guarantor pursuant to this Guaranty, unless and until all of the Guarantied Obligations have been indefeasibly paid and performed in fill. If any amount shall be paid to such Guarantor on account of or in respect of such subrogation rights or other claims or causes of action, such Guarantor shall hold such amount in trust for the benefit of the Agent, the Lenders and the Issuing Bank and shall forthwith pay such amount to the Agent to be credited and applied against the Guarantied Obligations, whether matured or unmatured, in accordance with the terms of the Credit Agreement or to be held by the Agent as collateral security for any Guarantied Obligations existing.

Section 11. Payments Free and Clear. All sums payable by each Guarantor hereunder, whether of principal, interest, Fees, expenses, premiums or otherwise, shall be paid in full, without set-off or counterclaim or any deduction or withholding whatsoever (including any withholding tax or liability imposed by any Governmental Authority, or any Applicable Law promulgated thereby), and if such Guarantor is required by Applicable Law or by any Governmental Authority to make any such deduction or withholding, such Guarantor shall pay to the Agent, the Lenders and the Issuing Bank such additional amount as will result in the receipt by the Agent, the Lenders and the Issuing Bank of the full amount payable hereunder had such deduction or withholding not occurred or been required.

Section 12. Subordination. Each Guarantor hereby expressly covenants and agrees for the benefit of the Agent, the Lenders and the Issuing Bank that all obligations and liabilities of the Borrower to such Guarantor of whatever description, including without limitation, all intercompany receivables of such Guarantor from the Borrower (collectively, the "Junior Claims") shall be subordinate and junior in right of payment to all Guarantied Obligations. If an Event of Default shall have occurred and be continuing, then no Guarantor shall accept any direct or indirect payment (in cash, property, securities by set-off or otherwise) from the Borrower on account of or in any manner in respect of any Junior Claim until all of the Guarantied Obligations have been indefeasibly paid in full.

Section 13. Avoidance Provisions. It is the intent of each Guarantor, the Agent, the Lenders and the Issuing Bank that in any Proceeding, such Guarantor's maximum obligation hereunder shall equal, but not exceed, the maximum amount which would not otherwise cause the obligations of the Guarantor hereunder (or any other obligations of the Guarantor to the Agent, the Lenders and the Issuing
Bank) to be avoidable or unenforceable against the Guarantor in such Proceeding as a result of Applicable Law, including, without limitation, (a) Section 548 of the Bankruptcy Code of 1978, as amended (the "Bankruptcy Code") and (b) any state fraudulent transfer or fraudulent conveyance act or statue applied in such Proceeding, whether by virtue of Section 544 of the Bankruptcy Code or otherwise. The Applicable Laws under which the possible avoidance or unenforceability of the obligations of such Guarantor hereunder (or any other obligations of such Guarantor to the Agent, the Lenders and the Issuing Bank) shall be determined in any such Proceeding are referred to as the "Avoidance Provisions". Accordingly, to the extent that the obligations of any Guarantor hereunder would otherwise be subject to avoidance under the Avoidance Provisions, the maximum Guarantied Obligations for which such Guarantor shall be liable hereunder shall be reduced to that amount which, as of the time any of the Guarantied Obligations are deemed to have been incurred under the Avoidance Provisions, would not cause the obligations of any Guarantor hereunder (or any other obligations of the Guarantor to the Agent, the Lenders and the Issuing
Bank), to be subject to avoidance under the Avoidance Provisions. This Section is intended solely to preserve the rights of the Agent, the Lenders and the Issuing Bank hereunder to the maximum extent that would not cause the obligations of any Guarantor hereunder to be subject to avoidance under the Avoidance Provisions, and no Guarantor or any other Person shall have any right or claim under this Section as against the Agent, the Lenders and the Issuing Bank that would not otherwise be available to such Person under the Avoidance Provisions.

         Section 14. Information. Each Guarantor assumes all responsibility for being and keeping itself informed of the financial condition of the Borrower and the other Loan Parties, and of all other circumstances bearing upon the risk of nonpayment of any of the Guarantied Obligations and the nature, scope and extent of the risks that such Guarantor assumes and incurs hereunder, and agrees that none of the Agent, any Lender or the Issuing Bank shall have any duty whatsoever to advise any Guarantor of information regarding such circumstances or risks.

Section 15. Governing Law. THIS GUARANTY SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TEXAS.

SECTION 16. WAIVER OF JURY TRIAL. (a) EACH GUARANTOR, AND EACH OF THE AGENT, THE LENDERS AND THE ISSUING BANK BY ACCEPTING THE BENEFITS HEREOF, ACKNOWLEDGE THAT ANY DISPUTE OR CONTROVERSY BETWEEN OR AMONG ANY GUARANTOR, THE AGENT, ANY LENDER AND THE ISSUING BANK WOULD BE BASED ON DIFFICULT AND COMPLEX ISSUES OF LAW AND FACT AND THAT A TRIAL BY JURY COULD RESULT IN SIGNIFICANT DELAY AND EXPENSE. ACCORDINGLY, THE GUARANTOR, AND EACH OF THE AGENT, THE LENDERS AND THE ISSUING BANK BY ACCEPTING THE BENEFITS HEREOF, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, HEREBY WAIVES TRIAL BY JURY IN ANY ACTION OR PROCEEDING OF ANY KIND OR NATURE IN ANY COURT OR TRIBUNAL IN WHICH AN ACTION MAY BE COMMENCED BY OR AGAINST SUCH GUARANTOR ARISING OUT OF THIS GUARANTY OR ANY OTHER LOAN DOCUMENT OR BY REASON OF ANY OTHER CAUSE OR DISPUTE WHATSOEVER BETWEEN OR AMONG SUCH GUARANTOR, THE AGENT, ANY LENDER OR THE ISSUING BANK OF ANY KIND OR NATURE.

         (b) THE GUARANTOR, AGENT, EACH LENDER OR THE ISSUING BANK EACH HEREBY AGREES THAT THE FEDERAL DISTRICT COURT OF THE SOUTHERN DISTRICT OF TEXAS OR, AT THE OPTION OF AGENT, ANY STATE COURT LOCATED IN HARRIS COUNTY, TEXAS SHALL HAVE NON-EXCLUSIVE JURISDICTION TO HEAR AND DETERMINE ANY CLAIMS OR DISPUTES BETWEEN OR AMONG GUARANTOR, AGENT, ANY THE LENDERS OR THE ISSUING BANK, PERTAINING DIRECTLY OR INDIRECTLY TO THIS AGREEMENT, THE NOTES OR ANY OTHER LOAN DOCUMENT OR TO ANY MATTER ARISING HEREFROM OR THEREFROM. GUARANTOR EXPRESSLY SUBMITS AND CONSENTS IN ADVANCE TO SUCH JURISDICTION IN ANY ACTION OR PROCEEDING COMMENCED IN SUCH COURTS. THE CHOICE OF FORUM SET FORTH IN THIS SECTION SHALL NOT BE DEEMED TO PRECLUDE THE BRINGING OF ANY ACTION BY AGENT, ANY LENDER OR THE ISSUING BANK OR THE ENFORCEMENT BY AGENT, ANY LENDER OR THE ISSUING BANK OF ANY JUDGMENT OBTAINED IN SUCH FORUM IN ANY OTHER APPROPRIATE JURISDICTION. FURTHER, EACH GUARANTOR IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY OBJECTION WHICH IT MAY NOW OR HEREAFTER HAVE TO THE LAYING OF THE VENUE OF ANY SUCH PROCEEDING BROUGHT IN SUCH A COURT AND ANY CLAIM THAT ANY SUCH PROCEEDING BROUGHT IN SUCH A COURT HAS BEEN BROUGHT IN AN INCONVENIENT FORUM

         (c) THE FOREGOING WAIVERS HAVE BEEN MADE WITH THE ADVICE OF COUNSEL AND WITH A FULL UNDERSTANDING OF THE LEGAL CONSEQUENCES THEREOF, AND SHALL SURVIVE THE PAYMENT OF THE OBLIGATIONS AND ALL OTHER AMOUNTS PAYABLE HEREUNDER OR UNDER THE OTHER LOAN DOCUMENTS AND THE TERMINATION OF THIS GUARANTY.

Section 17. Loan Accounts . The Agent, each Lender and the Issuing Bank may maintain books and accounts setting forth the amounts of principal, interest and other sums paid and payable with respect to the Guarantied Obligations, and in the case of any dispute relating to any of the outstanding amount, payment or receipt of any of the Guarantied Obligations or otherwise, the entries in such books and accounts shall constitute prima facie evidence of the outstanding amount of such Guarantied Obligations and the amounts paid and payable with respect thereto. The failure of the Agent, any Lender or the Issuing Bank to maintain such books and accounts shall not in any way relieve or discharge any Guarantor of any of its obligations hereunder.

Section 18. Waiver of Remedies. No delay or failure on the part of the Agent, any Lender or the Issuing Bank in the exercise of any right or remedy it may have against any Guarantor hereunder or otherwise shall operate as a waiver thereof, and no single or partial exercise by the Agent, any Lender or the Issuing Bank of any such right or remedy shall preclude other or further exercise thereof or the exercise of any other such right or remedy.

Section 19. Termination. This Guaranty shall remain in full force and effect until indefeasible payment in full of the Obligations and the termination or cancellation of the Credit Agreement.

Section 20. Successors and Assigns. Each reference herein to the Agent, the Lenders or the Issuing Bank shall be deemed to include such Person's respective successors and assigns (including, but not limited to, any holder of the Guarantied Obligations) in whose favor the provisions of this Guaranty also shall inure, and each reference herein to each Guarantor shall be deemed to include such Guarantor's successors and assigns, upon whom this Guaranty also shall be binding. The Lenders and the Issuing Bank may, in accordance with the applicable provisions of the Credit Agreement, assign, transfer or sell any Guarantied Obligations, or grant or sell participation in any Guarantied Obligations, to any Person without the consent of, or notice to, any Guarantor and without releasing, discharging or modifying any Guarantor's obligations hereunder. Each Guarantor hereby consents to the delivery by the Agent, Lenders or the Issuing Bank to any Assignee or Participant (or any prospective Assignee or Participant) of any financial or other information regarding the Borrower or any Guarantor. No Guarantor may assign or transfer its obligations hereunder to any Person.

Section 21. JOINT AND SEVERAL OBLIGATIONS. THE OBLIGATIONS OF THE GUARANTOR HEREUNDER SHALL BE JOINT AND SEVERAL AND ACCORDINGLY, EACH GUARANTOR CONFIRMS THAT IT IS LIABLE FOR THE FULL AMOUNT OF THE "GUARANTEED OBLIGATIONS" AND ALL OF THE OBLIGATIONS AND LIABILITIES OF EACH OF THE OTHER GUARANTORS HEREUNDER.

Section 22. Amendments. This Guaranty may not be amended except in writing signed by the Agent and each Guarantor.

Section 23. Payments. All payments to be made by any Guarantor pursuant to this Guaranty shall be made in Dollars, in immediately available funds to the Agent at its Lending Office, not later than 11:00 a.m., on the date one Business Day after demand therefor.

Section 24. Notices. All notices, requests and other communications hereunder shall be in writing (including facsimile transmission or similar writing) and shall be given (a) to each Guarantor at its address set forth below its signature hereto, (b) to the Agent, Lender or the Issuing Bank at its address for notices provided for in the Credit Agreement, or (c) as to each such party at such other address as such party shall designate in a written notice to the other parties. Each such notice, request or other communication shall be effective (i) if mailed, when received; (ii) if telecopied, when transmitted; or
(iii) if hand delivered, when delivered; provided, however, that any notice of a change of address for notices shall not be effective until received.

Section 25. Severability. In case any provision of this Guaranty shall be invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

Section 26. Headings. Section headings used in this Guaranty are for convenience only and shall not affect the construction of this Guaranty.

Section 27. Definitions. (a) For the purposes of this Guaranty:

         "Proceeding" means any of the following: (i) a voluntary or involuntary case concerning any Guarantor shall be commenced under the Bankruptcy Code of 1978, as amended; (ii) a custodian (as defined in such Bankruptcy Code or any other applicable bankruptcy laws) is appointed for, or takes charge of, all or any substantial part of the property of any Guarantor; (iii) any other proceeding under any Applicable Law, domestic or foreign, relating to bankruptcy, insolvency, reorganization, winding-up or composition for adjustment of debts, whether now or hereafter in effect, is commenced relating to any Guarantor; (iv) any Guarantor is adjudicated insolvent or bankrupt; (v) any order of relief or other order approving any such case or proceeding is entered by a court of competent jurisdiction; (vi) any Guarantor makes a general assignment for the benefit of creditors; (vii) any Guarantor shall fail to pay, or shall state that it is unable to pay, or shall be unable to pay, its debts generally as they become due; (viii) any Guarantor shall call a meeting of its creditors with a view to arranging a composition or adjustment of its debts;
(ix) any Guarantor shall by any act or failure to act indicate its consent to, approval of or acquiescence in any of the foregoing; or (x) any corporate action shall be taken by any Guarantor for the purpose of effecting any of the foregoing.

         (b) Terms not otherwise defined herein are used herein with the respective meanings given them in the Credit Agreement.

         Section 28. YEAR 2000. Guarantor shall ensure that the following are Year 2000 Compliant in a timely manner, but in no event later than December 31, 1999: (a) each Property; (b) Guarantor itself; and (c) any other major commercial properties and entities in which Guarantor holds a controlling interest. Guarantor shall further make reasonable inquiries of and request reasonable validation that each of the following are similarly Year 2000
Compliant: (x) all "major" tenants or other entities from which Guarantor receives payments; and (y) all "major" contractors, suppliers, service providers and vendors of Guarantor. As used in this paragraph, "major" shall mean properties or entities the failure of which to be Year 2000 Compliant would have a material adverse economic impact upon Guarantor. The term "Year 2000 Compliant" shall mean, in regard to any property or entity, that all software, hardware, equipment, goods or systems utilized by or material to the physical operations, business operations, or financial reporting of such property or entity (collectively, the "systems") will properly perform date sensitive functions before, during and after the year 2000. In furtherance of this covenant, Guarantor shall, in addition to any other necessary actions perform a comprehensive review and assessment of all systems of Guarantor and each Property, and shall adopt a detailed plan, with itemized budget, for the testing, remediation, and monitoring of such systems. Guarantor shall, within thirty business days of Lender's written request, provide to Lender such certifications or other evidence of Guarantor's compliance with the terms of this paragraph as Lender may from time to time reasonably require.

                                              [Signatures on Next Page]

         IN WITNESS WHEREOF, each Guarantor has duly executed and delivered this Guaranty as of the date and year first written above.

[GUARANTOR]

By:_______________________
Name:_____________________
Title:____________________

Address for Notices:




Attention:_________________
Telecopier: (______)
Telephone:  (______)

                                     ANNEX I

                           FORM OF ACCESSION AGREEMENT

         THIS ACCESSION AGREEMENT dated as of _________, 19__, executed and delivered by ________________, a (the "New Guarantor") in favor of (a) WELLS FARGO BANK, NATIONAL ASSOCIATION, in its capacity as Agent (the "Agent") for the Lenders under that certain Revolving Credit Agreement dated as of August 25, 1998 (as the same may be amended, restated, supplemented or otherwise modified from time to time in accordance with its terms, the "Credit Agreement"), by and among United Investors Realty Trust (the "Borrower"), the financial institutions initially party thereto and their assignees under Section 11.8 thereof (the "Lenders"), and the Agent and (b) the Lenders and the Issuing Bank.

         WHEREAS, pursuant to the Credit Agreement, the Agent, the Lenders and the Issuing Bank have agreed to make available to the Borrower certain financial accommodations on the terms and conditions set forth in the Credit Agreement;

         WHEREAS, the Borrower owns, directly or indirectly, ___% of the issued and outstanding capital stock of; or other equity interest in, the New Guarantor;

         WHEREAS, the Borrower, the New Guarantor and the other Subsidiaries of the Borrower though separate legal entities, are mutually dependent on each other in the conduct of their respective businesses as an integrated operation and have determined it to be in their mutual best interests to obtain financing from the Agent, the Lenders and the Issuing Bank through their collective efforts:

         WHEREAS, the New Guarantor acknowledges that it will receive direct and indirect benefits from the Agent, the Lenders and the Issuing Bank making such financial accommodations available to the Borrower under the Credit Agreement and, accordingly, the New Guarantor is willing to guarantee the Borrower's obligations to the Agent, the Lenders and the Issuing Bank on the terms and conditions contained herein, and

         WHEREAS, the New Guarantor's execution and delivery of this Agreement is a condition to the Agent, the Lenders and the Issuing Bank continuing to make such financial accommodations to the Borrower.

         NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the New Guarantor, the New Guarantor agrees as follows:

         Section 1. Accession to Guaranty. The New Guarantor hereby agrees that it is a "Guarantor" under that certain Guaranty dated as of August 25, 1998 (the "Guaranty"), made by each Subsidiary a party thereto in favor of the Agent, the Lenders and the Issuing Bank and assumes all obligations of a "Guarantor" thereunder, all as if the New Guarantor had been an original signatory to the Guaranty. Without limiting the generality of the foregoing, the New Guarantor hereby:

         (a) irrevocably and unconditionally guarantees the due and punctual payment and performance when due, whether at stated maturity, by acceleration or otherwise, of all Guarantied Obligations;

         (b) makes to the Agent, the Lenders and the Issuing Bank as of the date hereof each of the representations and warranties contained in Section 5 of the Guaranty and agrees to be bound by each of the covenants contained in Section 6 of the Guaranty; and

         (c) consents and agrees to each provision set forth in the Guaranty.

SECTION 2. GOVERNING LAW. THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TEXAS.

Section 3. Definitions. Capitalized terms used herein and not otherwise defined herein shall have their respective defined meanings given them in the Credit Agreement.

                                              [Signatures on Next Page]

         IN WITNESS WHEREOF, the new Guarantor has caused this Accession Agreement to be duly executed and delivered under seal by its duly authorized officers as of the date first written above.

[NEW GUARANTOR]


By:_____________________

Name:___________________

Title:__________________

ATTEST:

By:
Name
Title:


(CORPORATE SEAL)



Address for Notices:




Attention:  ___________________
Telecopier: (_____)
Telephone:  (_____)

Accepted:

WELLS FARGO BANK, NATIONAL
  ASSOCIATION, as Agent


By:
         Name:_________________________

         Title:________________________

                                  Form of Note
                                    Exhibit C
                                    Page C-4
                                  FORM OF NOTE

$30,000,000.00                   Houston, Texas
                                 August 25, 1998

         FOR VALUE RECTI\ED, the undersigned, UNITED INVESTORS REALTY TRUST, a Texas real estate investment trust (the "Borrower") hereby unconditionally promises to pay to the order of Wells Fargo Bank, National Association (the "Lender"), in care of Wells Fargo Bank, National Association, as Agent (the "Agent"), to Wells Fargo Bank, National Association, Disbursement and Operations Center, 2120 East Park Place, Suite 100, El Segundo, California 90245 or at such other address as may be specified by the Agent to the Borrower, the principal sum of THIRTY MILLION AND NO/100 DOLLARS ($30,000,000.00), or such lesser amount as may be such Lender's Pro Rata Share of the then outstanding and unpaid balance of all Revolving Loans made by the Lenders to the Borrower pursuant to, and in accordance with the terms of, the Credit Agreement.

         The Borrower further agrees to pay interest at said office, in like money, on the unpaid principal amount owing hereunder from time to time on the dates and at the rates and at the times specified in the Credit Agreement.

         This Note is one of the "Revolving Notes" referred to in that certain Revolving Credit Agreement dated as of August 25, 1998 (as amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement"), by and among the Borrower, the financial institutions party thereto and their assignees under Section 11.8 thereof (the "Lenders"), and the Agent, and is subject to, and entitled to, all provisions and benefits thereof. Capitalized terms used herein and not defined herein shall have the respective meanings given to such terms in the Credit Agreement. The Credit Agreement, among other things, (a) provides for the making of Revolving Loans by the Lender to the Borrower from time to time in an aggregate amount not to exceed at any time outstanding the Dollar amount first above mentioned, (b) permits the prepayment of the Loans by the Borrower subject to certain terms and conditions and (c) provides for the acceleration of the Revolving Loans upon the occurrence of certain specified events.

         It is expressly stipulated and agreed to be the intent of Borrower and Lenders at all times to comply strictly with the applicable Texas law governing the maximum rate or amount of interest payable on this Note or the Related Indebtedness (or applicable United States federal law to the extent that it permits Lenders to contract for, charge, take, reserve or receive a greater amount of interest than under Texas law). If the applicable law is ever judicially interpreted so as to render usurious any amount (i) contracted for, charged, taken, reserved or received pursuant to this Note, any of the other Loan Documents or any other communication or writing by or between Borrower and Lenders related to the transaction or transactions that are the subject matter of the Loan Documents, (ii) contracted for, charged or received by reason of Lenders' exercise of the option to accelerate the maturity of this Note and/or the Related Indebtedness, or (iii) Borrower will have paid or Lenders will have received by reason of any voluntary prepayment by Borrower of this Note and/or the Related Indebtedness, then it is Borrower's and Lenders' express intent that all amounts charged in excess of the Maximum Lawful Rate shall be automatically cancelled, ab initio, and all amounts in excess of the Maximum Lawful Rate theretofore collected by Lenders shall be credited on the principal balance of this Note and/or the Related Indebtedness (or, if this Note and all Related Indebtedness have been or would thereby be paid in full, refunded to Borrower), and the provisions of this Note and the other Loan Documents immediately be deemed reformed and the amounts thereafter collectible hereunder and thereunder reduced, without the necessity of the execution of any new document, so as to comply with the applicable law, but so as to permit the recovery of the fullest amount otherwise called for hereunder and thereunder; provided, however, if this Note has been paid in full before the end of the stated term of this Note, then Borrower and Lenders agree that Lenders shall, with reasonable promptness after Lenders discover or are advised by Borrower that interest was received in an amount in excess of the Maximum Lawful Rate, either refund such excess interest to Borrower and/or credit such excess interest against this Note and/or any Related Indebtedness then owing by Borrower to Lenders. Borrower hereby agrees that as a condition precedent to any claim seeking usury penalties against Lenders, Borrower will provide written notice to Lenders, advising Lenders in reasonable detail of the nature and amount of the violation, and Lenders shall have sixty (60) days after receipt of such notice in which to correct such usury violation, if any, by either refunding such excess interest to Borrower or crediting such excess interest against this Note and/or the Related Indebtedness then owing by Borrower to Lenders. All sums contracted for, charged or received by Lender for the use, forbearance or detention of any debt evidenced by this Note and/or the Related Indebtedness shall, to the extent permitted by applicable law, be amortized or spread, using the actuarial method, throughout the stated term of this Note and/or the Related Indebtedness (including any and all renewal and extension periods) until payment in full so that the rate or amount of interest on account of this Note and/or the Related Indebtedness does not exceed the Maximum Lawful Rate from time to time in effect and applicable to this Note and/or the Related Indebtedness for so long as debt is outstanding. In no event shall the provisions of Chapter 346 of the Texas Finance Code (which regulates certain revolving credit loan accounts and revolving triparty accounts) apply to this Note and/or the Related Indebtedness. Notwithstanding anything to the contrary contained herein or in any of the other Loan Documents, it is not the intention of Lenders to accelerate the maturity of any interest that has not accrued at the time of such acceleration or to collect unearned interest at the time of such acceleration. Borrower and Lenders hereby agree that any and all suits alleging the contracting for, charging or receiving of usurious interest shall lie in Harris County, Texas, and each irrevocably waive the right to venue in any other county.

         As used herein, the term "Maximum Lawful Rate" shall mean the maximum lawful rate of interest which may be contracted for, charged, taken, received or reserved by Lenders in accordance with the applicable laws of the State of Texas (or applicable United States federal law to the extent that it permits Lender to contract for, charge, take, receive or reserve a greater amount of interest than under Texas law), taking into account all Charges (as herein defined) made in connection with the transaction evidenced by this Note and the other Loan Documents. As used herein, the term "Charges" shall mean all fees, charges and/or any other things of value, if any, contracted for, charged, received, taken or reserved by Lenders in connection with the transactions relating to this Note and the other Loan Documents, which are treated as interest under applicable law. As used herein, the term "Related Indebtedness" shall mean any and all debt paid or payable by Borrower to Lenders pursuant to the Loan Documents or any other communication or writing by or between Borrower and Lenders related to the transaction or transactions that are the subject matter of the Loan Documents, except such debt which has been paid or is payable by Borrower to Lender under the Note.

         To the extent that Lender is relying on Chapter 1D of the Texas Credit Title to determine the Maximum Lawful Rate payable on this Note and/or the Related Indebtedness, Lender will utilize the weekly ceiling from time to time in effect as provided in such Chapter 1D, as amended. To the extent United States federal law permits Lenders to contract for, charge, take, receive or reserve a greater amount of interest than under Texas law, Lenders will rely on United States federal law instead of such Chapter 1D for the purpose of determining the Maximum Lawful Rate. Additionally, to the extent permitted by applicable law now or hereafter in effect, Lenders may, at their option and from time to time, utilize any other method of establishing the Maximum Lawful Rate under such Chapter 1D or under other applicable law by giving notice, if required, to Borrower as provided by applicable law now or hereafter in effect.

         Notwithstanding  anything in this Note to the contrary,  if at any time
(i) interest rate provided for under this Note or any other Loan Document (the "Stated Rate"), and (ii) the Charges computed over the full term of this Note, exceed the Maximum Lawful Rate, then the rate of interest payable hereunder, together with all Charges, shall be limited to the Maximum Lawful Rate; provided, however, that any subsequent reduction in the Stated Rate shall not cause a reduction of the rate of interest payable hereunder below the Maximum Lawful Rate until the total amount of interest earned hereunder, together with all Charges, equals the total amount of interest which would have accrued at the Stated Rate if such interest rate had at all times been in effect. Changes in the Stated Rate resulting from a fluctuations in the rates used to calculate the Stated Rate shall be subject to the provisions of this paragraph.


         This Note is secured by the Collateral and the holder hereof shall be entitled to the benefits thereof and to the other Loan Documents (to the extent and with the effect as therein provided).

         The Borrower hereby waives presentment, demand, protest and notice of any kind. No failure to exercise, and no delay in exercising any rights hereunder on the part of the holder hereof shall operate as a waiver of such rights.

         Time is of the essence of this Note.

         THIS NOTE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TEXAS.

         IN WITNESS WHEREOF, the undersigned has executed and delivered this Note as of the date written above.

UNITED INVESTORS REALTY TRUST

By:__________________________

Name:________________________

Title:_______________________

                           Form of Notice of Borrowing
                                    Exhibit D
                                    Page D-2
                           FORM OF NOTICE OF BORROWING

                                 _____, 199____


Wells Fargo Bank, National Association
Disbursement and Operations Center
2120 East Park Place, Suite 100
El Segundo, California 90245
Attention: David Cannon

Ladies and Gentlemen:

         Reference is made to that certain Revolving Credit Agreement dated as of August 25, 1998, as amended (the "Credit Agreement"), by and among United Investors Realty Trust (the "Borrower"), the financial institutions party thereto and their assignees under Section 11.8 thereof, and Wells Fargo Bank, National Association, as Agent (the "Agent"). Capitalized terms used herein and not otherwise defined herein, have their respective meanings given them in the Credit Agreement.

         1. Pursuant to Section 2.2 of the Credit Agreement, the Borrower hereby requests that the Lenders make a Revolving Loan to the Borrower in an amount equal to $ .

         2.       The  Borrower   requests  that  the  Revolving  Loan  be  made
                  available to the Borrower on , 199 .

         3. The Borrower hereby requests that the requested Revolving Loan be of the following Type:

[Check one box only]

 . Base Rate Loan
 . LIBOR Loan, with an initial Interest Period for a duration of:

(Check one box only)

 . one month
 . two months
 . three months
 . six months
 . twelve months (requires approval of all Lenders)

         4. The proceeds of the Revolving Loan will be used for the following:



         The Borrower hereby certifies to the Agent and the Lenders that as of the date hereof, as of the date of the making of the requested Revolving Loan, and after making such Revolving Loan, (a) no Default or Event of Default shall have occurred and be continuing and (b) the representations and warranties of the Borrower contained in the Credit Agreement and the other Loan Documents are and shall be true and correct in all material respects, except to the extent such representations or warranties specifically relate to an earlier date or such representations or warranties have become untrue by reason of events or conditions otherwise permitted under the Credit Agreement or the other Loan Documents.

UNITED INVESTORS REALTY TRUST

By:__________________________

Name:________________________

Title:_______________________

                         Form of Notice of Continuation
                                    Exhibit E
                                    Page E-2
                         FORM OF NOTICE OF CONTINUATION

                                      , 199__

Wells Fargo Bank, National Association
Disbursement and Operations Center
2120 East Park Place, Suite 100
El Segundo, California 90245
Attention: David Cannon

Ladies and Gentlemen:

         Reference is made to that certain Revolving Credit Agreement dated as of August 25, 1998, as amended (the "Credit Agreement"), by and among United Investors Realty Trust (the "Borrower"), the financial institutions party thereto and their assignees under Section 11.8 thereof, and Wells Fargo Bank, National Association, as Agent (the "Agent"). Capitalized terms used herein, and not otherwise defined herein, have their respective meanings given them in the Credit Agreement.

         Pursuant to Section 2.4 of the Credit Agreement, the Borrower hereby requests a Continuation of a LIBOR Loan under the Credit Agreement, and in that connection sets forth below the information relating to such Continuation as required by such Section of the Credit Agreement:

1. The requested date of such Continuation is________ , 199__.

2. The aggregate principal amount of the LIBOR Loan subject to the requested Continuation is $_________ and the portion of such principal amount subject to such Continuation is $__________ .

3. The current Interest Period of the Loan subject to such Continuation ends on __________ , 199__ .


4. The duration of the Interest Period for the Loan or portion thereof subject to such Continuation is:

(Check one box only)

 . one month
 . two months
 . three months
 . six months
 . twelve months (requires approval of all Lenders)

         The Borrower hereby certifies to the Agent, the Issuing Bank and the Lenders that as of the date hereof, as of the proposed date of the requested Continuation, and after giving effect to such Continuation, no Event of Default shall have occurred and be continuing.

         If notice of the requested Continuation was given previously by telephone, this notice is to be considered the written confirmation of such telephone notice required by Section 2.4 of the Credit Agreement.

UNITED INVESTORS REALTY TRUST

By:_________________________
Name:_______________________
Title:______________________

                          Form of Notice of Conversion
                                    Exhibit F
                                    Page F-2
                          FORM OF NOTICE OF CONVERSION

                                  _______, 199__


Wells Fargo Bank, National Association
Disbursement and Operations Center
2120 East Park Place, Suite 100
El Segundo, California 90245
Attention: David Cannon

Ladies and Gentlemen:

         Reference is made to that certain Revolving Credit Agreement dated as of August 25, 1998, as amended (the "Credit Agreement"), and among United Investors Realty Trust (the "Borrower"), the financial institutions party thereto and their assignees under Section 11.8 thereof, and Wells Fargo Bank, National Association, as Agent (the "Agent"). Capitalized terms used herein, and not otherwise defined herein, have their respective meanings given them in the Credit Agreement.

         Pursuant to Section 2.5 of the Credit Agreement, the Borrower hereby requests a Conversion of a Loan of one Type into a Loan of another Type under the Credit Agreement, and in that connection sets forth below the information relating to such Conversion as required by such Section of the Credit Agreement:

1. The requested date of such Conversion is_______ , 199__.


2. The Type of Loan to be Converted pursuant hereto is currently:

(Check one box only)

 . Base Rate Loan

 . LIBOR Loan

3. The aggregate principal amount of the Loan subject to the requested Conversion is $_______and the portion of such principal amount subject to such Conversion is $___________________.

         4. The amount of such Loan to be so Converted is to be converted into a Loan of the following Type:

                  (Check one box only)

                           . Base Rate Loan
                           . LIBOR Loan, with an initial Interest Period
                             for a duration of:

                  (Check one box only)      . one month
                                            . two months
                                            . three months
                                            . six months
               . twelve months (requires approval of all Lenders)

         The Borrower hereby certifies to the Agent, the Issuing Bank and the Lenders that as of the date hereof, as of the proposed date of the requested Conversion, and after giving effect to such Conversion, no Event of Default shall have occurred and be continuing.

         If  notice  of  the  requested   Conversion  was  given  previously  by
telephone, this notice is to be considered the written confirmation of such telephone notice required by Section 2.5 of the Credit Agreement.

UNITED INVESTORS REALTY TRUST

By:__________________________
Name:________________________
Title:_______________________

                            Form of Extension Request
                                    Exhibit G
                                    Page G-1
                                              FORM OF EXTENSION REQUEST

                                              ___________________, 199_

Wells Fargo Bank, National Association
1000 Louisiana, 4th Floor
Houston, Texas 77002
Attention: David Williams

Ladies and Gentlemen:

         Reference is made to that certain Revolving Credit Agreement dated as of August 25, 1998 (the "Credit Agreement"), by and among United Investors
Realty Trust (the "Borrower"), the financial institutions party thereto and their assignees under Section 11 thereof, and Wells Fargo Bank, National Association, as Agent (the "Agent"). Capitalized terms used herein, and not otherwise defined herein, have their respective meanings given them in the Credit Agreement.

         Pursuant to Section 2.11 of the Credit Agreement, the Borrower hereby requests that the Lenders and Agent extend the current Revolving Credit Termination Date of August 25, 2000 by a one-year period to August 25, 2001.

         The Borrower hereby certifies to the Agent, the Issuing Bank and the Lenders that as of the date hereof (a) no Default or Event of Default has occurred and is continuing, and (b) the representations and warranties of the Borrower contained in the Credit Agreement and the other Loan Documents are true and correct in all material respects, except to the extent such representations or warranties specifically relate to an earlier date or such representations or warranties have become untrue by reason of events or conditions otherwise permitted under the Credit Agreement or the other Loan Documents

UNITED INVESTORS REALTY TRUST

By:_________________________

Name:_______________________

Title:______________________

                            Form of Pool Certificate
                                    Exhibit I
                                    Page I-4
                            FORM OF POOL CERTIFICATE

         Reference is made to that certain Revolving Credit Agreement dated as of August 25, 1998 (the "Credit Agreement"), by and among United Investors
Realty Trust (the "Borrower"), the financial institutions party thereto and their assignees under Section 11.8 thereof and Wells Fargo Bank, National Association, as Agent (the "Agent"). Capitalized terms used herein, and not otherwise defined herein, have their respective meanings given them in the Credit Agreement.

         1. Pursuant to Section 4. l(b)(ii) of the Credit Agreement, the undersigned hereby certifies to the Lenders and the Agent that Schedule I attached hereto accurately and completely sets forth, as of the date hereof: (i) the identity of each Eligible Property as to which Borrower seeks Lenders' approval as a Pool Property, (ii) assuming the approval of each such Eligible Property as a Pool Property, (A) the Permanent Loan Estimate of all Pool Properties and the calculation thereof, (B) the aggregate Appraised Value of all Pool Properties, (C) the aggregate amount of the Commitments and (D) the Maximum Loan Availability, (iii) the Occupancy Rate of each such Eligible Property and
(iv) the average aggregate Occupancy Rate of all Pool Properties, assuming the approval of each such Eligible Property as a Pool Property.

         2. Borrower has obtained, with respect to such property a "Phase I" environmental assessment, prepared as of the date indicated on Schedule 1, by the consultant identified on Schedule 1.

         3. Such consultant is of good repute within the region in which such property is located and is believed by Borrower to be competent.

         4. Borrower has reviewed such assessments and believes it reasonable to rely upon such assessments.

         5. Such assessments do not ( 1 ) identify any contamination or potential contamination that has resulted in, or that could reasonably be anticipated to result in a materially adverse effect upon the condition, market value, Net Operating Income or prospects of such property, (2) recommend that any further material investigation be undertaken or (3) identify any potential or actual recognized environmental condition.

         6.   Borrower  has   obtained,   with   respect  to  such   property  a
structural/physical report, prepared as of the date indicated on Schedule 1, by the consultant identified on Schedule 1.

         7. Such consultant is of good repute within the region in which such property is located and is believed by Borrower to be competent.

         8. Borrower has reviewed such report and believes it reasonable to rely upon such report.

         9. Such report does not identify any material defect in construction or physical condition of the property, material variance from any available plans and specifications for the property or material violation of applicable law, or other item of material concern with respect to the structural integrity or physical condition of the property.

         The undersigned further certifies to the Agent and the Lenders that as of the date hereof (a) no Default or Event of Default has occurred and is continuing, and (b) the representations and warranties of the Borrower contained in the Credit Agreement and the other Loan Documents are true and correct in all material respects, except to the extent such representations or warranties specifically relate to an earlier date or such representations or warranties become untrue by reason of events or conditions otherwise permitted under the Credit Agreement or the other Loan Documents.

         IN WITNESS WHEREOF, the undersigned has signed this Pool Certificate on and as of __________, 19__.


                         Name:  _______________________
                         Title: Chief Financial Officer

                                   Schedule 1
                               TO POOL CERTIFICATE

1. List all Eligible Properties as to which Borrower seeks Lenders' approval as a Pool Property ("New Pool Properties"):



2.       Maximum Loan Availability:

         (a)      Permanent Loan Estimate of all Pool Properties
                  (including New Pool Properties) $__________
                  (attach calculation of such amount)

         (b)      (i)      Appraised Value of all Pool Properties
                           other than New Pool Properties $________
                  (ii)     Appraised Value of each New Pool Property

                           $________________
                           $________________
                           $________________

                  (iii)    Total Appraised Value of all Pool Properties
                           $____________

                  (iv)     60% of line (b)(iii)

         (c)      Aggregate Commitments of all Lenders
                  $____________________

         (d)      Maximum Loan Availability
                  Lowest of (a), (b)(iv) or (c)

         $_____________


3.       Occupancy Rate of each New Pool Property

         $_____________
         $_____________
         $_____________

4.       Average Occupancy Rate of all Pool Properties (including
         New Pool Properties                _____________%

5.       Environmental Information: [For each New Pool Property]

         (a)      Date Phase 1 prepared:

         (b)      The Phase I was prepared by:

5.       Structural/Physical Report: [For each new Pool Property]

         (a)      Date Structural/Physical Report Prepared:

         (b)      The Structural/Physical Report was prepared by  ___________.

                         Form of Eligibility Certificate
                                    Exhibit J
                                    Page J-3
                         FORM OF ELIGIBILITY CERTIFICATE

         Reference is made to that certain Revolving Credit Agreement dated as of August 25, 1998 (the "Credit Agreement"), by and among United Investors
Realty Trust (the "Borrower"), the financial institutions party thereto and their assignees under Section 11.8 thereof and Wells Fargo Bank, National Association, as Agent (the "Agent"). Capitalized terms used herein, and not otherwise defined herein, have their respective meanings given them in the Credit Agreement.

         Pursuant  to  Section  4.1  (b)(iii)  of  the  Credit  Agreement,   the
undersigned hereby certifies to the Agent and the Lenders, with respect to each of the properties listed on Schedule 1 attached hereto, that:

(a) such property is improved with one or more operating retail shopping centers.

(b) such property is owned in fee simple by Borrower or by a Wholly Owned Subsidiary designated as the owner of such property on Schedule 1. Schedule 1 sets forth the capital structure of each such Wholly Owned Subsidiary.

(c)

(i) neither such property, nor any interest of Borrower or such Wholly Owned Subsidiary therein, is subject to any Lien other than Permitted Liens or to any agreement (other than the Credit Agreement or any other Loan Document) that prohibits the creation of any Lien thereon as security for Indebtedness;

(ii) if such property is owned by a Wholly Owned Subsidiary: (A) none of Borrower's direct or indirect ownership interest in such Wholly Owned Subsidiary is subject to any Lien other than Permitted Liens or to any agreement (other than the Credit Agreement or any other Loan Document) that prohibits the creation of any Lien thereon as security for Indebtedness and (B) neither such Wholly Owned Subsidiary, nor any other Wholly Owned Subsidiary through which Borrower holds any indirect interest in such Wholly Owned Subsidiary, is subject to any restriction of any kind which would limit its ability to pay or perform its obligations under the Guaranty required to be delivered under the Credit Agreement prior to its obligation to pay dividends or make any other distribution on any of such Wholly Owned Subsidiary's capital stock or other securities owned by Borrower or any other Wholly Owned Subsidiary of Borrower;

(iii) such property has an Occupancy Rate of at least 80%, and (iv) such property is free of all structural defects, title defects, environmental conditions or other adverse matters except for defects, conditions or matters individually or collectively which are not material to the profitable operation of such property.

         IN WITNESS WHEREOF, the undersigned has signed this Eligibility Certificate on and as of___________, 19__.


Name:  _______________________

Title: Chief Financial Officer

                                   Schedule 1
                           TO ELIGIBILITY CERTIFICATE

(A)      Property Description [For each Property]

1.       Property Name:

2.       Owner: [If not Borrower, set forth capital structure of the owner]

3.       Location:

                            Reaffirmation of Guaranty
                                    Exhibit O
                                    Page O-2
                            REAFFIRMATION OF GUARANTY


         THIS REAFFIRMATION OF GUARANTY is made and executed as of the ___ day of _____________, 1998 by ______________________, a _____________________ (each, a "Guarantor") and delivered to Wells Fargo Bank, National Association, a national banking association ("Agent") for the benefit of Lenders. Capitalized terms used herein and not otherwise defined herein shall have the same definition and meaning as set forth in the Credit Agreement (as hereinafter defined).

         A. Guarantor executed and delivered a Guaranty to Lenders dated as of August 25, 1998 (the "Guaranty") pursuant to and as a requirement of the revolving credit facility made available by Lenders to United Investors Realty Trust, a Texas real estate investment trust (the "Borrower") in the maximum outstanding principal amount of $30,000,000 under and pursuant to that certain Revolving Credit Agreement dated August 25, 1998, by and among Borrower, each bank and financial institution from time to time a Lender thereunder and Agent (the "Credit Agreement");

         B. Borrower has requested and Lenders have agreed to make a new Revolving Loan to the Borrower in the amount of $_________________ (the "New Revolving Loan") under the Credit Agreement on or about the date hereof;

         C. Lenders are not willing to make the New Revolving Loan to the Borrower unless each Guarantor unconditionally reaffirms his obligations under the Guaranty as contemplated by the terms of the Credit Agreement;

         D. Each Guarantor will benefit, directly or indirectly, from Lenders' making the New Revolving Loan to the Borrower.

         NOW THEREFORE, as an inducement to Lenders to make the New Revolving Loan to the Borrower and for other good and valuable consideration, the receipt and legal sufficiency of which are hereby acknowledged, each Guarantor hereby agrees as follows:

         1. Each Guarantor does hereby unconditionally reaffirm all of its obligations to Lenders under the Guaranty including, without limitation, the payment and performance of the Guaranteed Obligations as set forth in the Guaranty, which Guaranteed Obligations shall include the Obligations evidenced by the New Revolving Loan.

         2. Each Guarantor certifies that the representations and warranties contained in the Guaranty made by such Guarantor remain true, correct and complete in all material respects as of the date hereof with the same force and effect as if made on the date hereof and that it has no offsets, counterclaims or defenses to any of its obligations under the Guaranty.

         3. Except as modified hereby, the Guaranty remains unmodified and in full force and effect.

         EXECUTED as of the day and year first above written.

                            [SIGNATURE OF GUARANTORS]

                    Form of Environmental Indemnity Agreement
                                    Exhibit P
                                    Page P-6
                                     FORM OF
                        ENVIRONMENTAL INDEMNITY AGREEMENT

         THIS ENVIRONMENTAL INDEMNITY AGREEMENT ("Indemnity") is made as of August __, 1998, by UNITED INVESTORS REALTY TRUST, a Texas real estate investment trust ("Indemnitor") for the benefit of WELLS FARGO BANK, NATIONAL ASSOCIATION, a national banking association, as Agent for the benefit of the Lenders and the Issuing Bank (both as hereinafter defined) pursuant to the Credit Agreement (as hereinafter defined) ("Agent"), the LENDERS, individually and collectively, and the ISSUING BANK (as hereinafter defined) (collectively, "Indemnitees"), and is made with reference to the recitals set forth below, and in consideration of the covenants and agreements set forth below, and other valuable consideration, the receipt and sufficiency of which are acknowledged by Indemnitor.

                                 R E C I T A L S

         A. Indemnitor, as "Borrower", and Agent have executed and delivered that certain Credit Agreement of even date, providing to Borrower a $30,000,000.000 revolving credit facility (the "Credit Agreement"). The terms "Lenders" and "Issuing Bank", as used in this Agreement, shall have the meanings given such terms in the Credit Agreement. All capitalized terms not defined in this Indemnity shall have the meanings given such terms in the Credit Agreement.

         B. As part of the security for the Loan, Borrower has executed and delivered to Agent a Deed of Trust and Security Agreement ("Deed of Trust") in favor of Agent encumbering the real property described on Schedule 1 attached hereto and made a part hereof by this reference (such real property, together with all improvements now or hereafter located thereon, is hereinafter referred to as the "Mortgaged Property").

         C. In the Loan Documents, Borrower has made certain warranties, representations and covenants, and provided certain indemnities, with respect to Hazardous Substances (as hereinafter defined) affecting the Mortgaged Property, upon which Lenders have relied and without which Lenders would not make the Loan and which warranties, representations, covenants and indemnities shall, as to the Mortgaged Property, be enforceable only with respect to the period of time prior to conveyance of title to the Mortgaged Property through foreclosure of the Deed of Trust or delivery of a deed in lieu thereof.

         D. To induce Lenders to make the Loan, Indemnitor has agreed to enter into this Indemnity for the benefit of Indemnitees, which will provide to Indemnitees certain warranties, representations, covenants and Indemnitees pertaining to the Mortgaged Property and relating to the period of time from and after conveyance of title to the Mortgaged Property through foreclosure of the Deed of Trust or delivery of a deed in lieu thereof (in either event, a "Foreclosure").

                                A G R E E M E N T

         Indemnitor agrees as follows:

         1. As used in this Indemnity, the term "Hazardous Substances" shall mean and include all hazardous and toxic substances, wastes or materials, any pollutants or contaminants (including, without limitation, petroleum, petroleum by-products, asbestos and raw materials which include hazardous constituents), or any other similar substances, or materials which are included under or regulated by any local, state or federal law, rule or regulation pertaining to environmental regulation, contamination or clean-up, including, without limitation, "CERCLA", as amended, or as may be amended from time to time "RCRA", as amended, or as may be amended from time to time, or state lien or state superlien or environmental clean-up statutes (all such laws, rules and regulations being referred to collectively as 'Environmental Laws").

         2. Indemnitor warrants, represents and agrees as follows:

                  (a) Indemnitor has performed reasonable investigations, studies and tests as to any environmental contamination, liabilities or problems with respect to the Mortgaged Property, including without limitation, the storage, disposal, presence, discharge or release of any Hazardous Substances at or with respect to the Mortgaged Property, and, to the best of Indemnitor's knowledge and except as disclosed pursuant to Section 3.10 of the Mortgage, or any environmental report or questionnaire delivered to Agent, no Hazardous Substances are present on the Mortgaged Property and no violations of any Environmental Law exist with respect to the Mortgaged Property.

                  (b) To the best of Indemnitor's knowledge and except as disclosed pursuant to Section 3.10 of the Mortgage, or any environmental report or questionnaire delivered to Agent, the Mortgaged Property is not subject to any private or governmental lien or judicial or administrative notice or action relating to Hazardous Substances or environmental problems, impairments or liabilities with respect to the Mortgaged Property or the direct or indirect violation of any Environmental Laws, and Indemnitor has received no written notice from a governmental authority or service of process regarding any such matter.

                  (c) To the best of Indemnitor's knowledge and except (i) as disclosed pursuant to Section 3.10 of the Mortgage or any environmental report or questionnaire delivered to Agent, and (ii) as expressly provided below in this subsection (c), no Hazardous Substances are located on or have been stored, processed or disposed of on or released or discharged from (including groundwater contamination) the Mortgaged Property and no above or underground storage tanks exist on the Mortgaged Property. Indemnitor shall not allow any Hazardous Substances to be stored, located, discharged, possessed, managed, processed or otherwise handled on or incorporated into the Mortgaged Property and shall comply with all Environmental Laws affecting the Mortgaged Property; provided that nothing contained in this Indemnity shall prohibit the use at the Mortgaged Property of any substance of a nature, quantity or concentration that is customarily used, stored and disposed as part of or incidental to the operation and maintenance of the Mortgaged Property as a retail shopping center in the ordinary course of such business so long as (1) such use, storage or disposal is ancillary to the business otherwise conducted by a tenant at the shopping center, e.g., dry-cleaning fluid utilized by a retail dry-cleaner or petroleum products utilized by a retail automobile service station, and complies fully with applicable Environmental Laws and good and safe business practice,
(2) the sale or distribution of the applicable Hazardous Substance is not the principal business being conducted, (3) any disposal takes place in accordance with applicable Environmental laws at disposal facilities and locations other than the Mortgaged Property and which are fully permitted in accordance with Environmental Laws and (4) such use, storage or disposal does not require any Indemnitee, any agent or employee of any Indemnitee or any operator or tenant of the Mortgaged Property to have a permit or license (other than a hazardous waste generator identification number) as a result of any Hazardous Substance being stored, sold or distributed. To the best of Indemnitor's knowledge and except as disclosed pursuant to Section 3.10 of the Mortgage or any environmental report or questionnaire delivered to Agent, no Hazardous Substances (i) are contaminating the soil or ground water on or under property adjoining the Mortgaged Property or (ii) are migrating toward or otherwise threaten to contaminate the Mortgaged Property.

                  (d) Indemnitor shall immediately notify Indemnitees should Indemnitor become aware of (i) the presence of any Hazardous Substance not expressly permitted by this Indemnity or other environmental problem or liability with respect to the Mortgaged Property, (ii) any "release" or threatened "release" (as defined in CERCLA and rules and regulations promulgated thereunder) of any Hazardous Substances on or from the Mortgaged Property, or
(iii) any lien, action, or notice of the nature described in subparagraph (b) above. Indemnitor shall, at its own cost and expense, take all actions as shall be necessary or advisable to comply with Environmental Laws for the clean-up of the Mortgaged Property, including all removal, containment and remedial actions tin accordance with all applicable Environmental Laws (and in all events in a manner reasonably satisfactory to Indemnitees), and shall further pay or cause to be paid at no expense to Indemnitees all clean-up, administrative, and enforcement costs of applicable government agencies which may be asserted against the Mortgaged Property or the owner thereof; provided, however, that Indemnitor may, to the extent and in the manner permitted by law, contest or challenge any liability action, demand, proceeding or enforcement action which is asserted by any third party (other than any Indemnitee seeking to enforce its rights under this Indemnity) which is within the scope of this Indemnity provided that (i) any such contest or challenge shall be prosecuted diligently and continuously and in a manner not prejudicial to the rights, liens and security interests of the Indemnitees which relate in any way to the Credit Agreement, (ii) subject to (iii) below, any such contest or challenge will stay or otherwise prevent the imposition of any lien, penalty, loss or sanction of any nature against either the Indemnitees or the Mortgaged Property, (iii) if any lien arising out of the matter which is the subject of the contest or challenge is filed or recorded against the Mortgaged Property or against any of the Indemnitees, such lien must be canceled and released by payment or bonding within ten (10) calendar days after demand therefor by any of the Indemnitees and (iv) Indemnitor shall at all times keep Indemnitees generally apprised of the status of the contest or challenge. Nothing contained in this subsection (d) is intended to limit or restrict the right of each of the Indemnitees to demand from Indemnitor immediate performance of its obligations under this Indemnity to the extent necessary to prevent entry of judgment or other sanction or penalty against the Indemnitees.

         3. All warranties and representations contained in the Paragraph 2, above, shall be deemed to be continuing and shall remain true and correct in all material respects until any applicable limitations period expires.

         4. Indemnitor hereby indemnifies Agent and Lenders and agrees to defend and hold harmless each of Agent and the Lenders from and against any and all claims, demands, counterclaims, damages. losses, judgments, liens, liabilities, penalties, fines, litigation and other proceedings. costs and expenses (including, without limitation, reasonable attorneys' fees and disbursements and court costs) which accrue against or are incurred by Agent or any of the Lenders and arise after the occurrence of a Foreclosure directly or indirectly from or out of or in any way connected with (i) any breach of any of the warranties, representations and covenants of Indemnitor contained in this Indemnity; or (ii) the presence or remediation of any Hazardous Substances upon the Mortgaged Property; or (iii) any violation or claim of violation of Environmental Laws with respect to the Mortgaged Property (by a governmental authority or any other person), or any governmental or judicial claim, order or judgment alleged or issued pursuant to any of the Environmental Laws affecting the Mortgaged Property. Subject to the right of Indemnitor to contest or challenge third-party claims in accordance with Section 2(d), above, any amount due Indemnitees pursuant to this Section 4 shall be payable without any requirement of waiting for the ultimate outcome of any litigation, claim or other proceeding, and shall be paid by Indemnitor to Indemnitees, as from time to time suffered or incurred by Indemnitees, within thirty (30) days after written notice from Indemnitees itemizing the amounts it incurred to the date of such notice. The foregoing indemnity is not conditioned in any way upon fault or culpability on the part of Indemnitor or upon any other event, occurrence, matter or circumstance; except that this Indemnity does not cover a claim or damage that would otherwise be covered by this Indemnity but which arises from acts or omissions of Agent or Lenders or acts of other parties following Foreclosure.

         5. At any time after the occurrence of a Foreclosure, the Indemnitee shall have the right under this Indemnity, but no obligation, to pay any amount of money or perform any obligation which should be paid or performed by Indemnitor pursuant to this Indemnity, all in such manner as the Indemnitees reasonably deem advisable to protect their interest in the Mortgaged Property. Indemnitor shall reimburse Indemnitees for all such costs, expenses and liabilities in the manner described in Paragraph 4, above, whether or not Indemnitor has actual knowledge of the existence of Hazardous Substances on the Mortgaged Property as of the date of this Indemnity and whether or not such Hazardous Substances are present on the Mortgaged Property as a result of any act. omission or culpability of Indemnitor; except that this Indemnity does not cover a claim or damage that would otherwise be covered by this Indemnity but which arises from acts or omissions of Agent or Lenders or acts of other parties following Foreclosure.

         6. Any notice, communication, request or other documents or demand permitted or required hereunder shall be in writing and given in accordance with the provisions of the Loan Documents. Indemnitor agreeing that its address for this purpose shall be the address of the Borrower.

         7. This Indemnity shall be governed by the laws of the State of Texas and shall bind and inure to the benefit of the parties and their respective heirs, successors and assigns. Notwithstanding any of the provisions contained in this Indemnity, the representations, covenants, warranties and agreements contained in this Indemnity shall not inure to the benefit of any person who acquires title to the Mortgaged Property through Foreclosure unless such person is (i) any one or more of the Indemnitees, (ii) their successors, (iii) any subsequent holders of the Loan, or (iv) any person or entity which is affiliated with, controls, is controlled by or is under common control with any of the foregoing (collectively the "Indemnified Parties"). Indemnitor acknowledges and agrees that this Indemnity shall inure to the benefit of and be enforceable by any one or more of the Indemnified Parties which becomes the owner of the Mortgaged Property as a result of a Foreclosure. Indemnitor waives any acceptance of this Indemnity by Indemnitees.

         8. The failure of any party to enforce any right or remedy hereunder, or to promptly enforce any such right or remedy, shall not constitute a waiver thereof nor give rise to any estoppel against such party, nor excuse any of the parties from their obligations hereunder. Any waiver of such right or remedy must be in writing and signed by the party to be bound. This Indemnity is subject to enforcement at law and/or equity, including actions for damages and/or specific performance. Time is of the essence hereof.

         9. Indemnitor and Agent intend and agree that this Indemnity will not be secured in any way by the Deed of Trust, or any other Loan Document, that Agent will not exercise its rights under this Indemnity until the occurrence of a Foreclosure and that liability of Indemnitor under this Indemnity will arise only with respect to the period of time from and after the occurrence of a Foreclosure (but without regard to whether or not the facts, events or circumstances which give rise to such liability may have existed or been known to Indemnitees prior to Foreclosure). Indemnitor and Agent intend and agree that this Indemnity will survive Foreclosure and repayment in full of the Indebtedness evidenced by the Credit Agreement, whether through Foreclosure or otherwise. The foregoing indemnity is not conditioned in any way upon fault or culpability on the part of Indemnitor or upon any other event, occurrence, matter or circumstance; except that this Indemnity does not cover a claim or damage that would otherwise be covered by this Indemnity but which arises from acts or omissions of Agent or Lenders or acts of other parties following Foreclosure.

         10. This Indemnity is given only with respect to the Mortgaged Property. Nothing contained in this Indemnity and no provision in any other Loan Document which relates only to the Mortgaged Property shall limit, alter or otherwise affect any other Environmental Indemnity Agreement (as that term is defined in the Credit Agreement) which may be given with respect to any other Collateral (as that term is defined in the Credit Agreement) or any indemnity which may be contained in the Credit Agreement pertaining to Hazardous Substances affecting Collateral other than the Mortgaged Property.

         11. Indemnitees shall look solely to the assets of Indemnitor for the enforcement of any claim against Indemnitees as neither the trustees, officers, employees nor shareholders of Indemnitor shall have any personal liability for obligations entered into by or on behalf of Indemnitor.

         EXECUTED as of the date first set forth above.

                        UNITED INVESTORS REALTY TRUST, a
                       Texas real estate investment trust

By:_______________
Name:_____________
Title:____________

                                   Schedule 1
                               [LEGAL DESCRIPTION]

                 Form of Property Management Contract Assignment
                                    Exhibit Q
                                    Page Q-5
                                 [Property Name]
                                 [County, State]

                                     FORM OF
                     PROPERTY MANAGEMENT CONTRACT ASSIGNMENT

         This ASSIGNMENT is made this ___ day of August, 1998, by UNITED INVESTORS REALTY TRUST, a Texas real estate investment trust ("Assignor"), to WELLS FARGO BANK, NATIONAL ASSOCIATION, as agent for the benefit of the Lenders and the Issuing Bank (both as defined below), and its successors, assigns and agents ("Agent").

                                                     WITNESSETH:

         WHEREAS, Assignor will receive loans (the Loans") pursuant to that certain Revolving Credit Agreement dated as of August 25, 1998 between Agent, the lenders listed on the signature pages to such Revolving Credit Agreement together with those assignees pursuant to Section 11.8 thereof (the "Lenders"), the Issuing Bank (as defined in such Revolving Credit Agreement and Assignor (the "Credit Agreement");

         WHEREAS, the Loans will be secured by, among other things, a Deed of Trust and Security Agreement, dated as of ________________, 19__, of Assignor's fee simple interest in certain land and improvements ("Mortgage") as described on Exhibit A attached hereto (the "Mortgaged Property");

         WHEREAS, as a condition to the making of the Loans, Assignor has been required to (i) assign all of its right, title and interest in and to that certain property management contract between Assignor and the party described therein as Property Manager (herein so called), as more particularly described on Schedule I attached hereto (the "Property Management Contract") with respect to the buildings located at the Mortgaged Properties and (ii) obtain all necessary consents to such assignment.

         NOW, THEREFORE, in consideration of the foregoing and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and to induce the Agent and the Lenders to provide the Loans to Assignor, Assignor does hereby assign to Agent all of its right, title, and interest in and to the Property Management Contract as follows:

         1. Capitalized terms used but not otherwise defined herein shall have the respective meanings given thereto in the Credit Agreement unless otherwise expressly provided herein.

         2. Agent shall not exercise any rights under the Property Management Contract herein assigned to Agent unless there shall have occurred an event of default under the Credit Agreement (an "Event of Default").

         3. Upon the occurrence of an Event of Default, without further notice or demand, and at Assignor's sole cost and expense, Agent shall, upon its election to such effect, be entitled to exercise all rights of Assignor arising under the Property Management Contract.

         4. Agent is hereby given the right, but not the obligation, to exercise, enforce, perform, and protect the rights, title and interests herein contained upon the occurrence of an Event of Default. Agent shall not be held responsible for the failure to exercise diligence in taking any such actions.

         5. (a) Assignor and Property Manager hereby agree that upon the occurrence of an Event of Default, Agent shall have the right at any time thereafter to require, without any liability therefor, that Property Manager shall have no further role in the property management of one or more Mortgaged Properties, by delivery of a written notice to such effect to Property Manager (the "Termination Notice").

         (b) Within 10 business days after the Termination Notice is given following an Event of Default, Assignor and Property Manager shall deliver or cause to be delivered to Agent or its designee, free of charge, true copies of all books, correspondence, files, records, invoices, tapes, cards, computer runs and other papers and documents relating to any Mortgaged Property as to which Termination Notice has been given (collectively, the "Books and Records") in its possession or under its control, or in the possession of any computer bureau or service company acting for it from which it is contractually entitled to obtain the Books and Records. After the Termination Notice is given and until the Books and Records are delivered to Agent or its designee as set forth above, Assignor and the Property Manager shall hold the Books and Records in its possession or under its control in trust for the benefit of Agent. All costs incurred by Assignor or Property Manager in connection with the delivery of the Books and Records to Agent or its designee as set forth above shall be for its own account or for the account of Assignor.

         (c) Upon giving of the Termination Notice by Agent, Assignor and Property Manager shall render a final accounting to Agent and cooperate with Agent in a commercially reasonable manner with respect to the preservation of the value of the Mortgaged Properties as to which the Termination Notice referred, and the efficient and effective transfer of the duties Property Manager had been performing under the Property Management Contract with respect to such Mortgaged Properties from Property Manager to such party as Agent may designate.

         6. In the event that Agent acquires or succeeds to the interests of Assignor by reason of a foreclosure, deed-in-lieu of foreclosure or by exercise of some similar doctrine, Property Manager agrees that it shall be bound to Agent unless it receives a Termination Notice, under all of the terms, covenants and conditions of the Property Management Contract, with the same force and effect as if Agent were the owner named in the Property Management Contract and Property Manager does hereby agree to (i) attorn to Agent as its property manager, (ii) affirm its obligations under the Property Management Contract and
(iii) make payments of all sums thereafter becoming due under the Property Management Contract to Agent or its designee. Said attornment, affirmation and agreement is to be effective and self-operative (without the execution of any further instruments) upon Agent succeeding to the interests of Assignor under the Property Management Contract. The Property Manager agrees to execute and deliver at any time, and from time to time, upon the request of Assignor or Agent, any instrument or certificate, as the case may be, deemed to be necessary or appropriate to evidence such attornment.

         7. The failure of Agent at any time to avail itself of any rights, title or interest in this Assignment or any of the other Loan Documents shall not be construed to be a waiver of any of such rights, titles or interests, but Agent shall have full power and authority to exercise, enforce, perform or protect such rights at anytime or times that it deems fit, but subject to the other terms and conditions hereof. To be effective, any waiver of any of the terms, covenants or conditions hereto must be in writing and shall be valid only to the extent clearly set forth in such writing. This Assignment shall constitute a prior and continuing first lien and security interest on the Property Management Contract. No exercise, enforcement, performance or protective action taken by Agent with respect to any of the rights, titles and interests assigned or granted herein shall be construed as a cure of any default in any of the Loan Documents.

         8. The appointment of a successor to the Property Manager will not affect any liability of the predecessor Property Manager to Agent, Assignor or any other Person which may have arisen prior to its termination as Property Manager.

         9. Assignor hereby represents that it has good right and authority to assign all of its right, title and interest in and to the Property Management Contract, and that it will not execute in the future any other assignment of the Property Management Contract without Agent's prior written consent.

         10. The Property Manager hereby agrees that the Property Management Contract and the rights and benefits (including, without limitation, all fees and other payments of the Assignor and the Property Manager) thereunder are and shall be subject and subordinate to the lien of the Mortgage and of any deed of trust or mortgage, or other security agreement (including any renewal, modification, amendment, consolidation, extension or replacement of any of the foregoing) now or hereafter encumbering the Mortgaged Property or any portion thereof. This subordination is and shall be self operative and no further instrument of subordination shall be required to effectuate the provisions of this section; nonetheless, Assignor and Property Manager shall execute and deliver to Agent such instruments as Agent may from time to time request to further evidence and confirm the subordination effected hereby.

         11. Assignor and Property Manager each hereby agree, at any time, and from time to time, upon not less than fifteen (15) days notice from the other party (the "Requesting Party"), to execute, acknowledge and deliver to the Requesting Party or to any person designated by the Requesting Party (including the holder of any mortgage, deed of trust or other security agreement affecting any Mortgaged Property or any portion thereof), a statement in writing certifying that (i) the Property Management Contract has not been modified, amended, supplemented or superseded (or if there have been modifications, amendments, supplements or superseding documents, identifying the same by the date thereof and specifying the nature thereof), (ii) to the best knowledge of the party giving the certificate (the "Certifying Party"), no default exists under the Property Management Contract (or if any such default does exist, specifying the same), (iii) to the best knowledge of the Certifying Party, the Certifying Party does not have or hold any claim, counterclaim, offset or defense against the Requesting Party under the Property Management Contract (or if the Certifying Party has or holds any such claim, counterclaim, offset or defense specifying the same) and (iv) the dates to which all sums payable by or to the Certifying Party under the Property Management Contract have been paid.

         12. This Assignment shall continue in full force and effect until all of the obligations of Assignor to Agent have been satisfied including the full payment of all indebtedness secured by the Mortgage and all of the other Loan Documents and the termination of the Commitments, at which time this Assignment shall terminate and be void and of no effect without the necessity of any further instrument.

         13. Agent assumes no obligations or liability of Assignor under the Property Management Contract hereby assigned to Agent.

         14. Notwithstanding anything to the contrary contained in the Property Management Contract, the imposition of a mortgage, deed of trust, assignment of rents and leases or other similar security document or the exercise of remedies under such security agreement by any mortgagee, beneficiary, assignee or Agent shall not cause the termination of the Property Management Contract.

         15. Assignor shall cause any and all substitute property managers to enter into an agreement similar to this Assignment and to comply with the terms and conditions of the Loan Documents.

         16. This Assignment shall be binding upon Assignor and Property Manager, their successors and assigns, and shall be binding upon and inure to the benefit of Agent, its successors and assigns.

         17. By accepting this Assignment, Agent shall in no manner be prejudiced in its right to exercise, enforce, perform or protect any one or more rights, title, or interests available to it in any of the Loan Documents or at law or in equity, including (without limitation) its rights to foreclose the lien of the Mortgage or to exercise a power of sale, or any other right, title, or interest granted to it by the terms of any of the Loan Documents or granted to it pursuant to applicable law or equity--it being intended that all of such rights, titles, and interests are cumulative and may be exercised, enforced, performed, or protected concurrently with or independently of any one or more of such rights, titles, or interests to the extent deemed advisable by Agent in the exercise of its sole discretion from time to time.

         18. THIS ASSIGNMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS, EXCEPT AS OTHERWISE REQUIRED BY MANDATORY PROVISIONS OF LAW AND EXCEPT TO THE EXTENT THAT REMEDIES PROVIDED BY THE LAWS OF ANY JURISDICTION OTHER THAN TEXAS ARE GOVERNED BY THE LAWS OF SUCH JURISDICTION. THE ASSIGNOR HEREBY SUBMITS TO THE NONEXCLUSIVE JURISDICTION OF THE UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF TEXAS AND OF ANY TEXAS STATE COURT SITTING IN HARRIS COUNTY, TEXAS FOR PURPOSES OF ALL LEGAL PROCEEDINGS ARISING OUT OF OR RELATING TO THIS ASSIGNMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY. THE ASSIGNOR IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY OBJECTION WHICH IT MAY NOW OR HEREAFTER HAVE TO THE LAYING OF THE VENUE OF ANY SUCH PROCEEDING BROUGHT in SUCH A COURT AND ANY CLAIM THAT ANY SUCH PROCEEDING BROUGHT IN SUCH A COURT HAS BEEN BROUGHT IN AN INCONVENIENT FORUM THE ASSIGNOR AND THE AGENT HEREBY IRREVOCABLY WAIVE ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING ARISING OUT OF OR RELATING TO THIS ASSIGNMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY.

         19. In the event of any inconsistency or conflict between the terms and provisions of this Assignment and those of the Property Management Contract, the terms and provisions of this Assignment shall control.

         IN WITNESS WHEREOF, Assignor has caused this Assignment to be executed, sealed, and delivered the day and year first above written.

                                                     ASSIGNOR:

                        UNITED INVESTORS REALTY TRUST, a
                       Texas real estate investment trust

By:______________
Name:____________
Title:___________

         Consented and agreed to
         this __ day of __________, 199__

         PROPERTY MANAGER



         By:______________________________
         Name:____________________________
         Title:___________________________

                                    Exhibit A
                     LIST OF PROPERTIES SUBJECT TO MORTGAGE

                                   Schedule I
                          PROPERTY MANAGEMENT CONTRACT

                                  Schedule 4.1
                      Pool Properties as of Agreement Date
                      Pool Properties as of Agreement Date


Autobahn Shopping Center
San Antonio, Texas

Bandera Festival Shopping Center
San Antonio, Texas

Centennial Shopping Center
Austin, Texas

The Market at First Colony
Houston, Texas

Mason Park Centre
Houston, Texas

                                  Schedule 6.2
                               Ownership Structure
                               Ownership Structure

                                  Schedule 6.6

                            Indebtedness & Guarantees

                           INDEBTEDNESS AND GUARANTEES

Benchmark Crossing Shopping Center, Houston, Texas:

1.       Lender:                    Midland Loan Services,  L.P.,  Trustee for
                                    the Registered  Holders of Salomon Brothers
                                    Mortgage  Securities,
                                    VII Mortgage Pass Through Certificates,
                                    Series 1996-C1
                                    P.O. Box 419127
                                    Kansas City, MO 64141
                                    Attn:  James P. Golden, Asset Manager,
                                    Loan No. 03-21043

         Amount of Note:            $3,800,000.00

         Acquired:                  March 12, 1998

         Borrower:                  UIRT-Benchmark, Inc., a Texas corporation

         Guarantor:                 United Investors Realty Trust (to the
                                    extent of Borrower's non-recourse
                                    obligations under the loan documents
                                    (ie., standard carve-outs))

Big Curve Shopping Center, Yuma, Arizona:

2.       Lender:                    LaSalle National Bank, as Trustee for the
                                    Mortgage Pass-Through Certificates,  Series
                                    1996-C-2,  Assignee of Liberty Mortgage
                                    Acceptance Corporation

         Amount of Note:            $6,072,000.00, dated September 20, 1996

         Acquired:                  May 27, 1998

         Borrower:                  UIRT-Big Curve, Inc., an Arizona corporation

         Guarantor:                 None

Colony Plaza Shopping Center, Missouri City, Texas:

3.       Lender:           Lehman Brothers Holdings Inc. d/b/a Lehman Capital,
                           a division of Lehman Brothers Holdings Inc., a Delaware corporation, as assignee of Holliday
                           Fenoglio, L.P.

         Amount of Note:            $3,200,000.00, dated November 26, 1997

         Acquired:                  July 17, 1998

         Borrower:                  UIRT-Colony Plaza, Inc., a Texas corporation

         Guarantor:                 United Investors Realty Trust (to the
                                    extent of Borrower's non-recourse
                                    obligations under the loan
                                    documents (ie., standard carve-outs))

Hedwig II, Houston, Texas:

4.       Lender:                    Sundance Life Insurance Company
                                    Attn: Director, Mortgage Lending
                                    1 SunAmerica Center
                                    Century City
                                    Los Angeles, CA 90067-6022

         Amount of Note:            $1,300,000.00

         Acquired:                  January 31, 1998

         Borrower:                  United Investors Realty Trust

         Guarantor:                 None

Hedwig III, Houston, Texas:

5.       Lender:                    Sundance Life Insurance Company
                                    Attn: Director, Mortgage Lending
                                    1 SunAmerica Center
                                    Century City
                                    Los Angeles, CA 90067-6022

         Amount of Note:            $2,400,000.00

         Acquired:                  January 31, 1998

         Borrower:                  United Investors Realty Trust

         Guarantor:                 None

McMinn Plaza, Athens, Tennessee:

6.       Lender:                    Conseco Mortgage Capital

         Amount of Note:            $1,058,900 dated June 11, 1994

         Acquired:                  June 16, 1994

         Borrower:                  UIRT-W-McMinn, Inc.

         Guarantor:                 None

7.       Lender:                    Conseco Mortgage Capita.

         Amount of Note:            $550,000 dated June 11, 1994

         Acquired:                  June 16, 1994

         Borrower:                  UIRT-I-McMinn, Inc.

         Guarantor:                 None

Park Northern Shopping Center, Phoenix, Arizona:

8.       Lender:                    The Travelers Insurance Company

         Amount of Note:            $3,400,000.00, dated November 9, 1990

         Acquired:                  November 26, 1996

         Borrower:                  Park Northern/Centennial Partners, L.P.

         Guarantor:                 None

Rosemeade Shopping Center, Carrollton, Texas:

9.       Lender:           LaSalle  National  Bank,  as Trustee  for the
                           Registered  Holders of  Deutsche  Mortgage & Asset
                           Receiving Corporation,   Mortgage  Pass-Through
                           Certificates,   Series  1998-C1,  Assignee  of
                           HSA/Wexford Bancgroup, L.L.C., an Illinois limited liability company

         Amount of Note:   $3,500,000.00, dated November 10, 1997

         Acquired:                  May 15, 1998

         Borrower:                  UIRT-Rosemeade, Inc., a Texas corporation

         Guarantor:                 United Investors Realty Trust (to the
                                    extent of Borrower's non-recourse
                                    obligations under the loan
                                    documents (ie., standard carve-outs))

Town `N Country, Tampa, Florida:

10.      Lender:                    South Trust Bank

         Amount of Note:            $2,500,000.00

         Acquired:                  May 15, 1998

         Borrower:                  United Investors Realty Trust

         Guarantor:                 None

University Mall, Pembroke, Florida:

11.      Lender:                   Lehman Brothers Holdings Inc.
                                   d/b/a Lehman Capital

         Amount of Note:           $13,450,000

         Acquired:                  March 24, 1998

         Borrower:                  United Investors Pembroke, Inc.

         Guarantor:                 United Investors Realty Trust (to the
                                    extent of Borrower's non-recourse
                                    obligations under the loan
                                    documents (ie., standard carve-outs))

                                  Schedule 6.7
                Management Agreements and Other Major Agreements
                         PROPERTY MANAGEMENT AGREEMENTS
                           AND OTHER MAJOR AGREEMENTS

Property Management Agreements

Management Agreement for Centennial Shopping Center dated July 26, 1994, as amended between United Investors Realty Trust as Owner and Trammell Crow Central Texas, Inc. as Manager

Management Agreement dated August 1, 1996 between United Investors Realty Trust as Owner and Fulcrum Property Group, Inc. as Manager (Bandera)

Management Agreement dated August 1, 1996 between United Investors Realty Trust as Owner and Fulcrum Property Group, Inc. as Manager (Autobahn)

Other Major Agreements

         None

                                  Schedule 6.15
                                    Insurance
                                    Insurance

                          (To be completed by Borrower)

                                  Schedule 6.15
                                    Insurance
                                  SCHEDULE 6.15

                                    INSURANCE