Form 10-K
period 1998-12-31
UNITED INVESTORS REALTY TRUST
filed 1999-03-16
CIK 868196

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15d
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        COMMISSION FILE NUMBER: 001-13915

                            ------------------------

                          UNITED INVESTORS REALTY TRUST
             (Exact Name of Registrant as Specified in Its Charter)

                  TEXAS                                76-0265701
      (State or Other Jurisdiction of        (I.R.S. Employer Identification
       Incorporation or Organization)                     No.)

        5847 SAN FELIPE, SUITE 850,                       77057
               HOUSTON, TEXAS                          (zip code)
  (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (713) 781-2860

          Securities registered pursuant to Section 12(b) of the Act:

        TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------------  -----------------------------------------
    Common Shares of Beneficial                NASDAQ Stock Market
       Interest, no par value                  Pacific Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     The aggregate market value of the common shares of beneficial interest held by non-affiliates was approximately $64,745,177 based upon the closing price on the NASDAQ Stock Market for such shares of $7.00 on March 3, 1999.

     As of March 3, 1999, the number of common shares of beneficial interest outstanding was 9,514,889.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         UNITED INVESTORS REALTY TRUST
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                 TABLE OF CONTENTS

ITEM NO.                                                         PAGE NO.
---------                                                        --------
                                     PART I

     1.   Business                                                    1
     2.   Properties                                                  5
     3.   Legal Proceedings                                           6
     4.   Submission of Matters to a Vote of Security Holders         7

                                    PART II

     5.   Market for Registrant's Common Equity and Related
          Shareholder Matters                                         7
     6.   Selected Financial Data                                     8
     7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9
     8.   Financial Statements and Supplementary Data                13
     9.   Changes in and Disagreements with Accountants or
          Accounting and Financial Disclosure                        13

                                    PART III

    10.   Directors and Executive Officers of the Company            13
    11.   Executive Compensation                                     13
    12.   Security Ownership of Certain Beneficial Owners
          and Management                                             13
    13.   Certain Relationships and Related Transactions             13

                                    PART IV

    14.   Exhibits, Financial Statement Schedule and Reports
          on Form 8-K                                                13

                    SIGNATURES


                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this report on Form 10-K incorporates by reference information from the Registrant's definitive proxy statement relating to the Registrant's 1999 annual meeting to be filed with the Securities and Exchange Commission within 120 days of the close of the Registrant's fiscal year.

                           FORWARD LOOKING STATEMENTS

     The information contained and incorporated by reference in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"). A number of factors could cause results to differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the retail industry in general and in the Company's specific market areas, changes in prevailing interest rates and the availability of financing, inflation, economic conditions in general and in the Company's specific market areas, labor disturbances, demands placed on management by the recent substantial increase in number of properties owned by the Company changes in the Company's acquisition plans and certain other factors described under "Business" in Item 1 below. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included or incorporated by reference in this Form 10-K do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," or "anticipates," or the negative thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions.


                                     PART I

ITEM 1. BUSINESS

     United Investors Realty Trust is a real estate investment trust which acquires, develops, and operates neighborhood and community shopping centers in the "sunbelt" region of the United States. As of December 31, 1998, the Company owned controlling interests in 25 shopping centers, 24 of which were fully operational, and one of which was in the early stages of development. The 24 operating shopping centers comprised approximately 3,000,000 square feet of gross leaseable area, of which approximately 700,000 square feet was owned by grocery store operators and other third parties. When completed, the shopping center under development will comprise approximately 60,000 square feet of GLA.

     Of the Company's 25 properties, 20 are 100% owned by the Company. Three of the properties are owned through limited partnerships in which the Company holds at least 96% of the partnership interests. Two of the properties are owned pursuant to leasehold interests that have transferred virtually all risks and rewards of ownership to the Company. The Company owns a 40% interest in a limited liability company, which is consolidated for financial reporting purposes, that is the owner of a shopping center under development. The Company is obligated to purchase the remaining 60% interest upon the completion of development.

     UIRT operated from 1989 until 1998 as a private REIT. On March 13, 1998, we completed an initial public offering of 7,600,000 common shares of beneficial interest. In April 1998, we issued another 1,000,000 common shares of beneficial interest pursuant to the exercise of the underwriters' overallotment options. Prior to the IPO, we had outstanding approximately 915,000 shares, all of which remain outstanding as of December 31, 1998.

     Our focus is on purchasing properties anchored by major retail tenants, preferably grocery stores, located in the sunbelt. We believe our best opportunities for growth will come from acquiring single properties and small portfolios. We believe our primary competitors for these properties are private individuals, small REITs, and groups that will not have the resources of a relatively larger public REIT. Further, we believe that larger public REITs generally seek to acquire larger portfolios than we seek to acquire.

     Of the 25 neighborhood and community shopping centers owned as of December 31, 1998, 17 are located in Texas (including seven in the Houston area and six in the Dallas/Ft. Worth area), three are located in each of Arizona and Florida and two are located in Tennessee. The properties are located in areas the Company believes provide busy working families with the opportunity to do most of their shopping between work and home. The properties range in size from approximately 26,000 square feet to approximately 316,000 square feet, and are anchored primarily by national and regional supermarkets, drug stores and retailers which offer everyday necessities to their neighborhood communities. Approximately 95% (based on GLA) of the existing leases at the properties are triple net, i.e., the tenants under such leases are required to pay base rent and their respective shares of the common area maintenance charges, real estate taxes and insurance costs incurred annually at their respective properties. Any future property acquisitions by us are expected to be in medium to large-sized sunbelt metropolitan communities, where potential future increases in rental and occupancy rates are anticipated to be realized as a result of better than average population and employment growth.

     UIRT seeks to maximize growth in funds from operations ("FFO")(as defined in Item 7) and funds available for distribution ("FAD"), which is FFO adjusted for certain cash receipts and disbursements, to shareholders through effective management, operation and acquisition of neighborhood and community shopping centers. We currently follow five general investment policies to achieve our objectives: (1) we seek to acquire real estate assets for long-term investment and income by applying selective criteria and employing the most advantageous sources of capital alternatives; (2) we seek acquisitions, including neighborhood shopping centers that are of high-quality and are well-located and that we can renovate and/or expand, and maintain and intensively manage; (3) we intend to focus our acquisition efforts on communities in which we already have properties, in communities within close proximity to such properties or in areas where we can acquire several properties concurrently, in order to obtain economies of scale in the use of local personnel, advertising and purchasing of services; (4) we expect to enhance our existing portfolio by entering into a limited number of alliances with experienced developers in order to develop new neighborhood and community shopping centers; and (5) we intend to sell, from time to time, select properties as dictated by market conditions in order to realize capital gains and to improve our overall portfolio profile and valuation.

     Historically, we have contracted with local, professional management for the day to day operation of our properties. During 1998, we assumed property management and leasing responsibilities for all of our Texas properties except those in the Dallas/Ft. Worth area. Management anticipates that the six Dallas/Ft. Worth properties, which are presently managed by third parties, will be internally managed by the end of the second quarter of 1999. Effective January 1, 1999, our finance and accounting departments had brought all accounting and finance functions in-house, whereas prior to the IPO, accounting for our eight properties was outsourced to third party property managers. Accounting functions for subsequently acquired properties will also be performed internally.

     Management believes that when acquiring properties in new markets, local managers possess a valuable understanding of their local markets. Further, management has concluded that local management, in select situations, is currently an economical and viable alternative to management by UIRT personnel. Economic viability will dictate if and when management of these properties will be brought in-house. Until then, third party management and leasing activities will remain under the close supervision of and tight guidelines established by UIRT.

     UIRT is managed for a fee by the Investment Manager, FCA Corp. Robert W. Scharar, Chairman of the Board of UIRT, is the principal shareholder of the Investment Manager. The Investment Manager originally sponsored the organization of UIRT in 1989 as a benefit to a number of clients who desired to include real estate properties in their investment portfolios. In return for the fee paid by UIRT, the Investment Manager currently provides certain administrative, accounting, financial, and operating personnel to UIRT. In addition UIRT also reimburses the Investment Manager for the costs of other personnel, essentially involved in property operations, and their related cost of occupancy without any mark-up or add-on. The Investment Manager has dedicated to the administration of UIRT the full-time services of Lewis H. Sandler, Randall D. Keith, R. Steven Hamner, and Joseph W. Karp who serve as our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Vice President-Asset Management and Leasing, respectively.

     UIRT is a real estate investment trust formed under the Texas REIT Act. We elected to be taxed as a REIT under the Internal Revenue Code for its taxable year ended December 31, 1989 and for each subsequent taxable year. Our principal executive offices are located at 5847 San Felipe, Suite 850, Houston, Texas 77057, and our telephone number is (713) 781-2860, our fax number is (713) 781-3846, and our internet address is www.UIRT.com.


                       BUSINESS OBJECTIVES AND STRATEGIES


                                1998 ACTIVITIES

     In February 1998, we acquired four neighborhood and community shopping centers for approximately $35,000,000 and refinanced approximately $16,000,000 in mortgage debt with proceeds from a $53,700,000 bridge financing arrangement. In March and April of 1998, we completed our IPO and raised approximately $79,000,000. We used the IPO proceeds, along with proceeds from mortgage loans and bank lines of credit to repay the bridge financing arrangement, retire debt, redeem preferred shares, acquire limited partnership interests in certain partnerships, and acquire additional properties. In total, we acquired approximately $121,000,000 in properties during 1998.

     Our primary strategy to increase the size of our portfolio is to acquire well-located neighborhood and community shopping centers in first and second tier sunbelt cities that are anchored by supermarkets and other national and regional credit-worthy tenants with long-term leases. We seek strong prospects for future cash flow stability and capital appreciation. A secondary emphasis is placed on shopping centers where significant redevelopment opportunities exist. In either event, we focus on areas where potential future increases in rental and occupancy rates resulting from better than average population and employment growth are anticipated. Our acquisition criteria include location along major traffic arteries in established neighborhoods where the development of competing shopping centers is impeded by the lack of developable land and zoning restrictions, and where tenant relocation alternatives are limited.

     In evaluating the potential acquisition of any property, management considers a variety of factors such as (1) the location, visibility and accessibility of the property; (2) the demographic characteristics of the local market, including potential for growth; (3) the size of the property; (4) the purchase price; (5) the availability of funds or other consideration for the proposed acquisition and the cost thereof; (6) the geographic "fit" of the property with the Company's existing portfolio; (7) the absence or existence of environmental problems, if any; (8) the current and projected cash flow of the property and perceived ability to increase cash flow; (9) the terms of the leases, including the potential for rent increases; (10) the quality of construction, physical condition and design of the property; (11) the terms of existing financing on the property; (12) the potential for expansion or redevelopment, and (13) existing and the potential for future competition within the community in which the prospective acquisitions are located.


Redevelopment

     Redevelopment activities have been an integral part of our business strategy and will continue to be an important component of our strategy in the future. Redevelopment activities generally involve physically upgrading an existing retail facility in order to meet and, in some instances, help set current industry standards as well as to accommodate the expansion of existing tenants and/or the placement of additional tenants. We plan to commence significant redevelopment of two of our properties during 1999.

Development

     We also intend to develop a limited number of new properties. Management believes that development properties, if well-located and properly leased, can provide better than average returns. Since the risk inherent in such development is also potentially greater than in acquisition of mature properties, management intends to limit such development activities, at any one time, to approximately 20% of our GLA.

     When we identify a development opportunity, we enter into an arrangement with a local developer whereby we are not compelled to take title to or fund the acquisition of the property unless certain conditions are met. Such conditions generally include: binding leases with anchor tenants must be executed; the land entitlement process must be substantially complete; land acquisition and development costs must be identified; financing sources and costs must be circumscribed; tenant finish costs must be escrowed and major tenants must have accepted possession of their respective premises and commenced the payment of base rent.

During 1998, we entered into three development projects:

     - We agreed to purchase two neighborhood shopping centers under development in Houston from a local developer. Both centers are anchored by Albertsons, which will own its own space within the centers. The remaining space must be at least 90% leased to tenants acceptable to us prior to acquiring the property. We acquired one of these centers in January 1999, and expect to acquire the other in April 1999.

     - In Tampa, Florida, a local developer is developing a shopping center that is anchored by a Kash N' Karry grocery store (whose lease is guaranteed by its parent company, Food Lion, Inc.). UIRT, which owns a minority interest in the entity developing the center, has agreed to acquire the remainder of the entity upon the occupancy of Kash N' Karry and the completion of the remaining tenant space. Leasing of such space has commenced and we expect to complete this transaction during the third quarter of 1999.


OPERATING STRATEGY

     We believe in an aggressive leasing and property management strategy conducted by professionals with extensive experience, knowledge of local markets and an established track record with national, regional and local retailers. Our leasing and property management activities are conducted by our managers and representatives as well as by local leasing and property managers, all of whom are supervised by our officers. We believe that the expertise and relationships developed by these professional leasing and management teams enhance our ability to retain existing tenants as well as attract national and regional retailers to our properties.

     Our overall property management and leasing strategy is designed to permit us to realize opportunities for increased rental revenue and cash flow growth. Each property has a specific management and leasing program which takes into account the location, community needs, tenant mix and other factors affecting such property. Key elements of our strategy include:

     - Tenants. We intend to maintain and diversify our core of national and regional credit-worthy anchor tenants. Supermarkets comprise the majority of such anchors. Management also recognizes the dynamics inherent at each of our properties and intends to tailor the tenant-mix at each property to meet the needs of the local communities.

     - Lease Renewals/Extensions. Our officers and property managers (under the direction of our officers) expect to aggressively market vacant space, renew existing leases at higher base rents per square foot, and utilize base rent escalation provisions in our leases to the extent allowed by lease and market conditions. We believe that a number of our leases currently are at below market rents and that opportunities may exist in the future to renew those leases at higher base rents upon expiration of existing lease terms.

     - Property Management. We seek to maintain attractive facilities through regularly scheduled inspection and maintenance programs for each property, placing a strong emphasis on aesthetics, regular maintenance, periodic renovation and capital improvements. We expect to continue such programs and will budget annually what we consider to be appropriate maintenance expenditures. Our property managers are charged with the responsibility for implementing designated repairs and improvements, which our officers regularly inspect. We believe that such hands-on property management enhances the value of our properties to the tenants and their customers and attracts new tenants and new customers to our properties.

     - Property Sales. We may, from time to time, sell properties, depending on prevailing market conditions and subject to certain limitations relating to our taxation as a REIT. We currently have no plans to sell any of our properties.

FINANCING

     In order to pursue our acquisition, redevelopment, development and operating strategies most effectively, we intend to limit our borrowings such that earnings before interest, taxes, depreciation and amortization is at least
2.5 times our debt service requirements. We believe this ratio provides an indicator of our ability to service our debt and make our distribution payments. In conjunction with our debt service coverage ratio limits, we also expect to maintain a capital structure with a ratio of debt to total capital of approximately 50%. At December 31, 1998, we had a debt to total capital ratio of approximately 46%. We may, however, from time to time increase or decrease our ratio of long-term debt to total capital in light of then current economic conditions, relative costs of debt and equity capital, the market values of our properties, growth and acquisition opportunities and other factors.


     We intend to avoid exposure to long-term variable rate debt by utilizing either fixed-rate debt or entering into interest rate protection agreements. We intend to finance our acquisitions, redevelopments and developments with what we consider to be the most appropriate sources of capital, which may include undistributed FAD, the issuance of equity securities (including preferred shares, rights, or warrants), the issuance of downREIT units, sales of investments, bank and other institutional borrowings (secured and unsecured), the issuance of debt securities and proceeds from the sale of properties.

EMPLOYEES

     At December 31, 1998, we had no employees. The Investment Manager had approximately 16 employees who were utilized on an essentially full time basis for UIRT business. Subsequent to December 31, 1998, the Investment Manager hired an additional four employees who will be utilized for UIRT business. In addition 23 other staff members of the Investment Manager are available to assist UIRT.

ITEM 2. PROPERTIES

The following table and notes describe the Company's properties and rental information for leases in effect as of December 31, 1998:

                                              GROSS LEASABLE AREA
                                              -------------------

                                                                                                  ANNUALIZED
                                 YEAR                      SQUARE FEET                          STRAIGHT-LINE
TEXAS                         DEVELOPED/    OWNED SQ.       OWNED BY     PERCENT      ANNUALIZED   BASE RENT      MAJOR TENANT(S)
SHOPPING CENTERS               RENOVATED       FT.          ANCHORS       LEASED      BASE RENT   PER SQ. FT.  (LEASE EXPIRATION)
-----------------------------------------------------------------------------------------------------------------------------------
Arlington Shopping Center     1982/1991       65,083         58,000         99%        $629,793      $9.77       Kroger (1)
Arlington, TX                                                                                           Little Caesar's Pizza (1999)
                                                                                                           Weight Watchers (2001)

Autobahn Shopping Center         1984         28,878              0         97%        $324,156     $11.57  Blockbuster Video (2000)
San Antonio, TX

Bandera Festival Shopping        1989        189,438              0         95%(2)   $1,506,492     $ 8.37          K-Mart (2013)
Center                                                                                                             Solo Serve (2004)
San Antonio, TX                                                                                                  Eckerd Drugs (2008)

Benchmark Crossing            1986/1990/      58,384              0        100%        $663,576     $11.37    Jack-In-The-Box (2006)
Shopping Center                  1994                                                                          Burger King (2010)
Houston, TX                                                                                                        IHOP (2013)

Centennial Shopping Center    1970/1984       80,492              0         97%        $661,464     $ 8.47     Drug Emporium (2001)
Austin, TX

Colony Plaza Shopping            1997         26,513         53,000         94%        $421,932     $16.93  Albertson's Supermarkets
Center                                                                                                               (1)
Sugar Land, TX                                                                                              Starbuck's Coffee (2007)
                                                                                                                  AAA Texas (2002)

El Campo Shopping Center         1985         83,330              0         90%        $303,447      $4.05    David's Supermarket
El Campo, TX                                                                                                         (2002)


Garland                          1984         33,366              0        100%        $328,440      $9.84  Blockbuster Video (2003)
Shopping Center
Garland, TX

Hedwig Shopping Centers       1974/1987/      69,554        155,650         98%        $852,485     $12.51          Target (1)
Houston, TX                      1989                                                                             Marshall's (1)
                                                                                                          Ross Dress for Less (2010)
                                                                                                            Blockbuster Video (2000)

Hurst Shopping              1982/1993         47,517              0        100%        $446,113      $9.39  Southwestern Bell Mobile
Center                                                                                                               (2002)
Hurst, TX

Highland Square Shopping         1998         64,171              0         97%        $992,532     $15.95      Radio Shack (2002)
Center
Sugar Land, TX

Market at First Colony        1988/1991/      94,241         62,000         97%      $1,320,120     $14.44          Kroger (1)
Houston, TX                      1994                                                                            TJ Maxx (2002)
                                                                                                                  Eckerd (2014)

Mason Park Centre                1985        160,047         58,800         94%      $1,663,512     $11.06          Kroger (1)
Houston, TX                                                                                                      Palais Royal (2006)
                                                                                                              Cinemark Cinema (1999)
                                                                                                                     PetCo (2005)
                                                                                                                   Walgreen's (2015)

Plano Shopping                   1985         81,590         62,000        100%        $946,908     $11.61        Albertson's (1)
Center                                                                                                             Wendy's (2002)
Plano, TX

Richardson Shopping Center       1984         54,872         62,000         86%        $527,600     $11.18        Albertson's (1)
Richardson, TX                                                                                              Blockbuster Video (1999)

Rosemeade Park Shopping          1986         49,554         58,900         61%        $353,736     $11.70          Kroger (1)
Center                                                                                                      Blockbuster Video (2003)
Carrollton, TX

University Park Shopping      1973/1991       91,654              0        100%        $752,988      $8.22      Albertson's (2023)
Center
College Station, TX

   Total/Weighted Average            --    1,278,684        570,350         94%     $12,695,294     $10.46               --


                                              GROSS LEASABLE AREA
                                              -------------------
                                                                                               ANNUALIZED
                                 YEAR                      SQUARE FEET                       STRAIGHT-LINE
FLORIDA                        DEVELOPED/    OWNED SQ.      OWNED BY   PERCENT    ANNUALIZED   BASE RENT      MAJOR TENANT(S)
SHOPPING CENTERS               RENOVATED       FT.          ANCHORS     LEASED     BASE RENT  PER SQ. FT.  (LEASE EXPIRATION)
-----------------------------------------------------------------------------------------------------------------------------------
Town 'N Country Shopping      1970/1986      158,104              0        100%        $720,996      $4.56     Auto Zone (2002)
Center                                                                                                          TJ Maxx (1999)
Tampa, FL                                                                                                   Blockbuster Video (2002)

University Mall Shopping      1973/1984      315,596              0         98%      $2,071,476      $6.70     Office Max (2004)
Center                                                                                                        Ross Stores (2001)
Pembroke Pines, FL                                                                                           Sports Authority (2012)

   Total/Weighted Average            --      473,700              0         99%      $2,792,472      $5.99            --


TENNESSEE
SHOPPING CENTERS
----------------------------------

McMinn Plaza Shopping            1982         99,969              0        100%(3)     $420,875      $4.21          Ingles (2002)
Center                                                                                                             Wal-Mart (2002)
Athens, TN

Twin Lakes Shopping Center       1986         52,424              0         93%        $344,469      $7.06       Food City (2007)
Lenoir City, TN

   Total/Weighted Average          --        152,393              0         98%        $765,344      $5.19              --


ARIZONA
SHOPPING CENTERS
----------------------------------

Big Curve Shopping Center     1969,1983,     126,402        100,010         96%        $937,461      $7.73      Albertson's (1)
Yuma, AZ                      1990,1996                                                                          Michael's (1)
                                                                                                                 Walgreen's (2004)
                                                                                                              Millers Outpost (2004)

Park Northern Shopping          1982         128,378              0         90%        $666,408      $5.77         Safeway (2003)
Center
Phoenix, AZ

Southwest/Walgreen's            1975          83,698              0         98%        $537,576      $6.55           Southwest
Shopping Center                                                                                                  Supermarket(2000)
Phoenix, AZ

   Total/Weighted Average         --         338,478        100,010         95%      $2,140,416      $6.69            --
                              ----------------------------------------------------------------------------
Grand Total/Weighted Average               2,243,255        670,360         95%     $18,393,526      $8.59

(1) The space is owned by the tenant.

(2) Includes Eckerd Drugs which has vacated its space, but is obligated to pay rent through October 31, 2008.

(3) Includes Wal-Mart which has vacated its space, but is obligated to pay rent through November 29, 2002.


ITEM 3.   LEGAL PROCEEDINGS

     UIRT is a party to legal proceedings that arise in the normal course of business, which matters are generally covered by insurance. The resolution of these matters cannot be predicted with certainty. However, in the opinion of management, based upon currently available information, liability under such proceedings, either individually or in the aggregate, will not have a materially adverse affect on our consolidated financial statements taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During 1998, no matters were submitted to a vote of shareholders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common shares began trading on the NASDAQ Stock Market and on the Pacific Exchange on March 13, 1998, under the symbols "UIRT" and "UIR," respectively. On March 3, 1999 we had approximately 306 shareholders of record and approximately 5,700 beneficial owners. The following table sets forth for the periods indicated the high and low sales prices as reported by NASDAQ and the distributions declared by us during 1998.

                                                 HIGH     LOW       DECLARED
                                               --------  ------   -------------
First Quarter (from March 13, 1998)............$ 10.00   $ 9.50     $ 0.000
Second Quarter ................................$ 10.25   $ 9.00     $ 0.215
Third Quarter ..... ...........................$  9.56   $ 6.88     $ 0.215
Fourth Quarter ................................$  8.00   $ 6.56     $ 0.215


Distributions

     The fourth quarter distribution amounts to $0.86 per share on an annualized basis. Distributions paid in 1998, totaling $0.43 per share, were comprised of ordinary taxable income of $0.19 (44%) and return of capital of $0.24 (56%). In 1999 the return of capital component of the distribution is expected to be approximately 30 to 35 percent. All distributions will be made by UIRT at the discretion of the Board of Trust Managers and will depend upon our earnings, our financial condition and such other factors as the Board of Trust Managers deems relevant. In order to qualify for the beneficial tax treatment accorded to REIT under the Internal Revenue Code, we are required to make distributions to shareholders in an amount equal to at least 95% of our "real estate investment trust taxable income," as defined in Section 857 of the Internal Revenue Code.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth, on a historical basis, Selected Financial Data for UIRT. This information should be read in conjunction with the consolidated financial statements of UIRT, including the related notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations. The historical Selected Financial Data for UIRT has been derived from the audited financial statements.


                                                             YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------------------------------

                                       1998          1997            1996            1995            1994
                                   ------------   -----------     -----------     -----------     -----------
FINANCIAL INFORMATION:
  Revenues:
    Rental revenues.............. $ 17,323,768    $ 6,148,575     $ 4,966,673(1)  $ 5,238,466     $ 4,639,010
    Interest and other income....      426,402         27,278          67,409          44,224          10,344
                                   ------------   -----------     -----------     -----------     -----------
        Total revenue............   17,750,170      6,175,853       5,034,082       5,282,690       4,649,354
                                   ============   ===========     ===========     ===========     ===========

Income (loss) before gain on sale
  of  investment  real  estate,
  extraordinary item, minority
  interest and redeemable preferred
  share distribution requirements $  2,303,710    $  (634,189)    $   299,269     $   254,580     $   325,836
                                   ===========    ===========     ===========     ===========     ===========
Net income (loss) available for
  common shareholders............ $  1,924,397    $  (771,716)    $   151,032     $   192,704     $   277,401
                                   ===========    ===========     ===========     ===========     ===========
Net income (loss) per share...... $       0.25    $     (0.85)    $      0.17     $      0.21     $      0.32
                                   ===========    ===========     ===========     ===========     ===========
Weighted average common shares...    7,702,709        912,493         909,405         909,397         872,655
                                   ===========    ===========     ===========     ===========     ===========
Cash distributions declared per
  common share................... $      0.645             --(2)           --(2)           --(2)  $      0.40
                                   ===========    ===========     ===========     ===========     ===========
BALANCE SHEET INFORMATION:
  Investment real estate,
    gross........................ $160,329,516    $39,734,731     $39,327,929     $34,166,161     $33,852,985
  Total assets...................  164,624,109     39,286,969      37,201,773      32,461,433      32,702,850
  Long-term obligations..........   73,883,884     28,363,899      26,542,992      22,484,845      23,826,831
  Total liabilities..............   80,929,506     29,793,132      27,406,859      23,407,145      24,647,866
  Minority interest..............    2,825,284      1,571,018       1,584,673         699,984         794,730
  Preferred shares...............           --      1,068,226       1,068,226       1,068,226              --
  Net equity.....................   80,869,319      6,854,593       7,142,015       7,286,078       7,260,254
OTHER DATA:
Cash flows from:
  Operating activities...........    6,209,892      1,688,057       1,062,002         958,510         993,272
  Investing activities...........  (58,150,977)    (2,711,802)     (1,319,213)       (269,479)     (2,240,884)
  Financing activities...........   57,081,031      1,250,578         (51,293)       (384,637)      1,121,241
Funds From Operations(3).........    7,373,870      1,021,657       1,291,047       1,260,709       1,082,750
Number of Properties (at end of
  period)........................           25              8               8               6               6
GLA (sq. ft.) (at end of
  period)........................    2,243,255        754,563         753,790         542,095         542,095
Percentage of GLA leased (at end
  of period).....................           95%            95%             96%             95%             96%


(1)  Base rent was lower in 1996 as a result of the  conveyance  of the One West
     Hills building on January 1, 1996 to Ivy Realty Trust, a privately held affiliated office REIT managed by the Investment Manager. All shares of Ivy
     Realty Trust were distributed to UIRT shareholders in 1995, 1996 and 1997.

(2) For 1997, 1996 and 1995, UIRT distributed a distribution in kind of Ivy shares with a value of $0.398, $0.40 and $0.20 per common share, respectively.

(3)  The NAREIT White Paper defines  Funds From  Operations as net income (loss)
     (computed in accordance  with GAAP),  excluding gains (or losses) from debt restructuring and sales of property,  plus real estate related depreciation and amortization and after adjustments for unconsolidated entities in which the REIT holds an interest.  Management  believes Funds From  Operations is helpful to  investors  as a measure of the  performance  of an equity  REIT because,  along  with  cash  flows  from  operating  activities,  financing
     activities  and  investing  activities,   it  provides  investors  with  an
     understanding  of the  ability of UIRT to incur and  service  debt and make capital  expenditures.  UIRT computes  Funds From  Operations in accordance with the standards  established  by the White Paper,  which may differ from the  methodology for  calculating  Funds From Operations  utilized by other equity REITs, and  accordingly,  may not be comparable to such other REITs.
     Further,  Funds From  Operations does not represent  amounts  available for management's  discretionary  use because of needed  capital  replacement or
     expansion,   debt   service   obligations,   or   other   commitments   and
     uncertainties.  Funds  From  Operations  should  not  be  considered  as an alternative  to net  income  (determined  in  accordance  with  GAAP) as an indication of UIRT's financial  performance or to cash flows from operating activities  (determined  in  accordance  with  GAAP) as a measure of UIRT's liquidity,  nor is it  indicative  of funds  available  to fund UIRT's cash needs, including our ability to make distributions.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto. Historical results and trends which might appear should not be taken as indicative of future operations.

     UIRT has been operating since 1989 as a Texas REIT engaged in the acquisition, ownership, management, leasing and redevelopment of neighborhood and community shopping centers in the sunbelt region of the United States. UIRT focuses on purchasing properties anchored primarily by national and regional supermarkets, drug stores and other credit-worthy retailers that offer everyday necessities and convenience to their neighborhood communities.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 1998

     Net income was $1,461,000 or $0.15 per basic and diluted share for the fourth quarter of 1998, up from ($880,000), or ($0.96) per share, for the same quarter of 1997. The increase in net income from 1997 to 1998 is due primarily to UIRT's acquisitions since December 31, 1997 and a charge in 1997 of $788,000 for issuance of stock to the Investment Manager.

     Rental revenues were $5,513,000 for the fourth quarter of 1998, as compared to $1,556,000 for the fourth quarter of 1997. This increase relates almost totally to acquisitions.

     Interest expense increased by $423,000 from $610,000 in 1997 to $1,033,000 in 1998. This increase was due mainly to the increase in the average debt outstanding between periods, from $25,000,000 for 1997 to $54,000,000 for 1998. The increase in debt outstanding is primarily a result of expenditures for acquisitions since December 31, 1997. The increases in depreciation and amortization, operating expenses, and property taxes were primarily the result of acquisitions.

TWELVE MONTHS ENDED DECEMBER 31, 1998

     Net income was $1,924,000 or $0.25 per share in 1998, compared to net income in 1997 of ($772,000), or ($0.85) per share. Net income for 1998 includes the effect of $2,241,000 in amortization of bridge financing costs and $233,000 of extraordinary charges, or an aggregate $0.32 per weighted average share. Earnings in 1998 before such charges were $4,397,000 or $0.57 per weighted average share. Net income for 1997 includes the effect of the above mentioned $788,000 charge. The increase in earnings before non-recurring and extraordinary charges is primarily a result of operating income generated by properties acquired since December 31, 1997.

     Rental revenues increased 187% to $17,750,000 in 1998, compared with $6,176,000 for the same period of the prior year. This increase relates almost totally to acquisitions since December 31, 1997.

     Interest expense, before amortization of bridge financing costs, increased by $1,403,000, from $2,436,000 in 1997 to $3,839,000 in 1998. Weighted average debt outstanding increased from $25,000,000 for 1997 to $39,000,000 for 1998. The increase in weighted average debt outstanding is primarily a result of expenditures for acquisitions, including the amounts borrowed and repaid under the bridge financing arrangement.

     The increases in depreciation and amortization, operating expenses and property taxes were primarily the result of acquisitions since December 31, 1997. Primarily in order to manage properties acquired in 1998, the Investment Manager had approximately 11 employees more on December 31, 1998 than on the same date in 1997; since December 31, 1998 through March 3, 1999, the Investment Manager employed four additional personnel. All of these employees are assigned full time to property operations accounting, leasing, and asset management and their salaries and related benefit costs are reimbursed by UIRT to the Investment Manager. UIRT believes that the level of staffing at March 3, 1999 is generally sufficient to operate currently owned properties and additional properties that may be acquired during 1999.

Liquidity and Capital Resources

     UIRT acquired four shopping centers for approximately $35,000,000 (including approximately $7,100,000 in assumed debt) and refinanced approximately $16,000,000 in mortgage debt in February 1998 with the proceeds of a $53,700,000 bridge financing arrangement. In March and April 1998, UIRT sold 8,600,000 common shares through the IPO and raised approximately $79,000,000 net of offering costs. The proceeds were used to repay the bridge financing, acquire partnership units from minority interest holders, retire preferred shares and convertible debt, and acquire five additional properties for approximately $45,000,000 (including approximately $25,300,000 in assumed debt). At December 31, 1998, cash and cash equivalents of approximately $5,486,000 were comprised of cash flow from operations.

     Cash flows provided by operations for the twelve months ended December 31, 1998 were $6,210,000 versus $1,688,000 for the year earlier period. Substantially all of the year to year difference is the result of operating income from properties acquired since December 31, 1997 and the effect of changes in the amounts of and interest rates on mortgage debt as a result of the refinancing (described below) and the assumption of debt in connection with the acquisitions.

     The 17 properties acquired since December 31, 1997 comprise approximately 1,489,000 square feet of GLA, and were acquired subject to approximately $57,167,000 in mortgage debt. In addition, one of the properties was acquired by a limited partnership in which UIRT is the sole general and a majority limited partner; the limited partnership issued limited partnership units to the sellers of the property in consideration of the sellers contributing the property to the partnership. Such limited partnership units were valued at approximately $2,386,000, and are convertible to 238,600 Common Shares after May 15, 1999.

     In connection with our intention to continue to qualify as a REIT for Federal income tax purposes, UIRT expects to continue paying regular distributions to shareholders. These distributions will be paid from operating cash flows that are expected to increase due to property acquisitions and growth in rental revenues in the existing portfolio and from other sources. Since cash used to pay distributions reduces amounts available for capital investment, UIRT generally intends to maintain a conservative distributions payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in our portfolio, debt reduction, and the acquisition of interests in new properties as suitable opportunities arise.

     It is our intention that UIRT continually have access to the capital resources necessary to expand and develop its business. Accordingly, UIRT may seek to obtain funds through additional equity offerings or debt financing in a manner consistent with its intention to operate with a conservative debt capitalization policy. We anticipate that adequate cash will be available from operations to fund its operating and administrative expenses, regular debt service obligations and the payment of distributions in accordance with REIT requirements in both the short-term and long-term.

     UIRT executed a revolving line of credit agreement during the third quarter of 1998. The line of credit, which was initially collateralized by four of our Texas properties, provides for borrowings of up to $30,000,000 at approximately 150 basis points over a London Interbank Offered Rate. At December 31, 1998, we had borrowed approximately $7,500,000 under the line of credit, and had issued letters of credit aggregating approximately $2,000,000. Approximately $20,000,000 was available under the line of credit at December 31, 1998.

     Pursuant to Board approval, UIRT repurchased 80,000 common shares during the third and fourth quarters of 1998. The prices paid were the market prices on the dates of purchase and averaged approximately $7.30 per share.

TWELVE MONTHS ENDED DECEMBER 31, 1997

     For the year ended December 31, 1997, net income was ($772,000) as compared to $151,000 in 1996. During 1997, UIRT awarded the Investment Manager and certain officers and Trust Managers an aggregate of 75,000 common shares, for which UIRT took a charge of $788,000. Also, UIRT incurred $65,000 in additional professional costs related to the employment of a contract Chief Financial Officer, and $55,000 in fees related to a canceled bridge financing. Without these charges, net income for the year ended December 31, 1997 would have been $273,000 as compared to $299,000 in 1996, an 8.7% decrease.

     Total revenues increased 23% to $6,176,000 for 1997 as compared to $5,034,000 in 1996. Of the increase, $1,076,000 was attributable to the addition of two shopping centers in late 1996.

     Interest expense increased from $2,132,000 in 1996 to $2,436,000 in 1997, an increase of 14.2%. Of this amount, $289,000 is directly attributable to mortgages assumed in connection with the acquisition of the two shopping centers in late 1996.

     Depreciation and amortization expense increased 35.4% to $1,176,000 in 1997 from $967,000 in 1996; most of this increase is attributable to the addition of the two shopping centers in late 1996.

     Trust Manager fees were $33,000 in each of 1997 and 1996. Advisory fees increased from $279,000 in 1996 to $312,000 in 1997. Advisory fees, which were based on a percentage of assets of UIRT in 1997 and 1996 increased as a result of the acquisition of the two shopping centers in late 1996. Effective January 1, 1998 the method of calculating the advisory fee was changed and is currently based on a percentage of funds from operations (as defined in the Advisory Agreement). Had this change been in effect in 1997 and 1996, the Investment Manager would have received $223,000 and $240,000 respectively.

The Year 2000 Issue

     Many computer systems were designed and programmed in such a manner as to be unable to recognize dates beyond December 31, 1999. In such cases, computer applications could fail or create erroneous results by or at the year 2000. Management has completed an evaluation of the risks of a material effect on UIRT's results of operations and financial condition with respect to its management information systems and the Year 2000 issue. UIRT uses application software, including its accounting and property management software, which has been certified by vendors as being Year 2000-compliant. Accordingly, management does not believe that UIRT's results of operations or financial condition have been or will be materially affected by any future costs to make its management information systems Year 2000-compliant. Additionally, management does not expect to incur any material costs to correct Year 2000 deficiencies in its management information systems.

     In addition to management information systems, the Year 2000 risks include those related to "embedded technology," such as micro-controllers, and to the Year 2000 issues of other parties with which UIRT has material relationships. UIRT has recently completed the process of assessing these risks.

     With respect to embedded technology, the assessment process included surveying each of the properties to determine which systems may be subject to disruptions. These systems may include climate control, lighting, security, and telecommunications. Management believes that substantially all such systems, if not Year 2000-compliant, can be controlled by manual operation and monitoring for the remainder of their economic lives. Accordingly, management believes UIRT will not be forced to replace or upgrade non-compliant components (if any) of such systems and has no present plans for replacement or upgrade. Should such systems require manual operation and monitoring, UIRT may experience an immaterial increase in labor costs for its property management operations until such time as the non-compliant components are replaced in the ordinary course of business.

     Management is not presently aware of any Year 2000 issues related to other parties that may adversely affect UIRT. Based on the relatively small number of properties and a low level of reliance on technology for property operations, revenue collections, and cash disbursements, management believes that documentation of transactions that might otherwise be disrupted will be available to recreate transaction records if necessary.

Funds From Operations

     UIRT considers funds from operations to be an alternate measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization of real estate assets as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. NAREIT defines funds from operations as net income plus depreciation and amortization of real estate assets, less gains and losses on sales of properties. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of UIRT's operating performance or to cash flows as a measure of liquidity. Funds from operations increased to $2,351,000 for the fourth quarter of 1998, as compared to $163,000 for the same period of 1997. For the twelve months ended December 31, 1998, funds from operations totaled $7,374,000, up $6,352,000 from the same period of the prior year. This increase relates almost totally to the impact of UIRT's acquisitions since December 31,1997.


                          United Investors Realty Trust
                      Calculation of Funds From Operations
                      and Funds Available for Distribution

                                                      Three Months Ended                 Twelve Months Ended
                                                 31-Dec-98      31-Dec-97          31-Dec-98           31-Dec-97
                                                --------------------------------------------------------------------
Funds from operations:
Net income                                     $ 1,460,871    $  (879,566)        $ 1,924,397          $  (771,716)
  Plus depreciation expense                        859,162        255,242           2,781,508            1,005,873
Plus share grant to advisor and officers              --          787,500               --                 787,500
Plus write-off of costs associated with
  unsuccessful acquisition                            --             --               115,000                --
Plus loss on early extinguishment of debt             --             --               232,532                --
Plus write-off of unamortized bridge
  financing costs                                     --             --             2,240,652                --
Plus minority interest
   (Town 'N Country)                                30,501           --                79,781                --
                                                 ---------        -------           ---------            ---------

Funds from operations                          $ 2,350,534    $   163,176         $ 7,373,870          $ 1,021,657
                                                 =========        =======           =========            =========

Funds from operations per share and downReit
 unit                                          $      0.24    $      0.18         $     0.94           $    1.12
                                                 =========        =======           =========            =========


Funds available for distribution:
Funds from operations                          $ 2,350,534    $   163,176         $ 7,373,870          $ 1,021,657
Plus amortization of financing costs and
 leasing costs                                      43,050         29,403             134,308               76,797
Less tenant improvements                           (83,227)       (38,400)           (207,593)            (344,686)
Less leasing commissions                           (62,200)       (12,323)           (133,520)            (108,176)
Less capital improvements                          (44,448)       (32,997)           (111,918)             (32,997)
Less straight line rents                          (170,060)       (20,602)           (346,884)             (89,183)
Amounts received from seller
  pursuant to master lease                          43,014             --             134,929                   --
                                                 ---------       --------           ---------            ---------

Funds available for distribution               $ 2,076,663    $    88,257         $ 6,843,192          $   523,412
                                                 =========       ========           =========            =========
Funds available for distribution per share
 and downReit unit                             $      0.21    $      0.10         $      0.87          $      0.57
                                                 =========        =======           =========          ===========

Basic and diluted weighted average number of
 shares and downReit partnership units           9,711,220        912,489           7,853,174              912,489

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have limited exposure to financial market risks, including changes in interest rates. The fair value of our investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. An increase or decrease in interest rates would not significantly increase or decrease interest expense on debt obligations due to the fixed nature of the majority of our debt obligations. We do not have any significant foreign operations and thus are not materially exposed to foreign currency fluctuations.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial  statements of the Company and its consolidated  subsidiaries are included in this report on the pages indicated,  and are incorporated herein by reference:
Page
-----
F-1     (a)  Report of Independent Auditors
F-2     (b)  Consolidated Balance Sheets-December 31, 1998 and 1997
F-3     (c)  Consolidated Statements of Operations-Years ended December 31,
              1998, 1997 and 1996
F-4     (d)  Consolidated  Statements  of Redeemable  Preferred  Shares and
             Common Shareholders' Equity-Years ended December 31, 1998, 1997 and
             1996
F-5     (e)  Consolidated  Statements of Cash Flows-Years ended December 31,
             1998, 1997 and 1996
F-6     (f)  Notes to Consolidated Financial Statements


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

     The information required under items 10, 11, 12 and 13 is incorporated by reference to UIRT's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

                                    PART IV

   ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1. Financial Statements

         Report of Independent Auditors                                   F-1

         Consolidated Balance Sheets as of
         December 31, 1998 and 1997                                       F-2

         Consolidated  Statements of Operations for the years
         ended December 31, 1998, 1997 and 1996                           F-3

         Consolidated Statements of Redeemable Preferred
         Shares and Common Shareholders' Equity for the
         years ended December 31, 1998, 1997 and 1996                     F-4

         Consolidated  Statements of Cash Flows for the years
         ended December 31,1998, 1997 and 1996                            F-5

         Notes to Consolidated Financial Statements                       F-6

      2.  Financial Statement Schedule

         The following financial statement schedule of the Company is included in Item 14 (d):

         Schedule III--Real Estate and Accumulated Depreciation           F-14

         Notes to Schedule III                                            F-16

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      3.  Exhibits

 Exhibit
 Number            Description

  3.1 First Amended and Restarted Declaration of Trust (Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

   3.2    First  Amended and  Restated  Bylaws  (Incorporated  by  reference  to
          Exhibit 3.2 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

   4.1 Instruments defining the rights of security holders. The instruments are filed in repose to items 3.1 and 3.2 above and are incorporated herein by reference.

   4.2 Common share certificate (Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

**10.1 Contribution Agreement by and between UIRT-Centennial, L.P., as "Partnership" and Centennial Acquisition Corp., as "Contributor"

**10.2    Today Green Oaks, L.P. Agreement of Limited Partnership

**10.3 Second Amendment to Acquisition Agreement by and between Six Flags Joint Venture, Today Melbourne Plaza, L.P., today Northwest Crossing, L.P., Today Green Oaks, L.P., Today Parkwood, L.P., and Today Richwood, L.P., as Seller, and United Investors Realty Trust as assignee of Buyer

**10.4 Lease Agreement By and Between Today Parkwood, L.P., as Landlord and United Investors Realty Trust as Tenant pertaining to Parkwood Square Shopping Center Plano, Collin County, Texas dated December 31, 1998

**10.5 Lease Agreement By and Between Today Richwood, L.P., as Landlord and United Investors Realty Trust as Tenant Pertaining to Richwood Shopping Center Richardson, Dallas County, Texas dated December 31, 1998

**10.6 Declaration of Trust dated December 31, 1998 by Today Green Oaks GP, Inc., a Texas corporation ("Trustee") for and on behalf of United Investors Realty Trust, a Texas real estate investment trust ("Owner")

**10.7    Promissory Note between UIRT Lake St. Charles and First Union National
          Bank

**10.8    Construction Loan Agreement between First Union National Bank and UIRT

**10.9 Promissory Note dated as of October 16, 1995 executed by Today Northwest Crossing, L.P. in favor of First Union National Bank of North Carolina

**10.10 Promissory Note dated as of October 16, 1995 executed by Today Melbourne Plaza, L.P. in favor of First Union National Bank of North Carolina

  10.11 First Amended and Restated Advisory Agreement dated as of June 9, 1997, by and between the Company and Investment Manager (Incorporated by reference to Exhibit 10.1 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.12 1997 Share Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.13   Form  of  Indemnification  Agreement  (Incorporated  by  reference  to
          Exhibit 10.3 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.14 Loan Agreement dated as of January 30, 1998, by and between the Company and Nomura Asset Capital Corporation ("Nomura") (Incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.15 Promissory Note dated January 30, 1998, executed by the Company in favor of Nomura (Incorporated by reference to Exhibit 10.5 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.16 Assumption and Modification Agreement dated November 19, 1996, by and among The Travelers Insurance Company, George I. Brown, Park Northern/Centennial Partners, L.P. and George I. Brown, as Trustee of the Waipio Trust II (Incorporated by reference to Exhibit 10.6 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.17 Promissory Note dated as of July 31, 1995, executed by PFL-290 Limited Partnership in favor of RFG Financial, Inc. (Incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.18 Promissory Note dated June 10, 1992, executed by Hedwig II, Inc. in favor of Sun Life Insurance Company of America (Incorporated by reference to Exhibit 10.8 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.19 Promissory Note dated June 10, 1992, executed by Hedwig III Joint Venture in favor of Sun Life Insurance Company of America (Incorporated by reference to Exhibit 10.9 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.20 Deed of Trust Note dated April 13, 1993, executed by UIRT/University Park-1, L.P. in favor of The Franklin Life Insurance Company
          (Incorporated by reference to Exhibit 10.10 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.21 Promissory Note dated June 15, 1994, executed by UIRT-1-McMinn, Inc. in favor of Protective Life Insurance Company (Incorporated by reference to Exhibit 10.11 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.22 Promissory Note dated June 11, 1994, executed by UIRT-W-McMinn, Inc. in favor of Conseco Mortgage Capital, Inc. (Incorporated by reference to Exhibit 10.12 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.23 Note Secured by Deed of Trust dated November 9, 1990 executed by George I. Brown and George I. Brown, as Trustee of the Waipio Trust II in favor of The Travelers Insurance Company (Incorporated by reference to Exhibit 10.13 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.24 Earnest Money Contract dated October 13, 1997, by and among the Company, Balous Miller, John K. Miller, Douglas Miller and Louis Vance (Incorporated by reference to Exhibit 10.14 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.25 Agreement for the Purchase and Sale of Commercial Real Estate dated December 12, 1997, by and between the Company and the Board of Pension Commissioners of the City of Los Angeles (Incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.26 Contract of Sale dated December 5, 1997, by and between the Company and Desert Pacific Properties, L.L.C. (Incorporated by reference to
          Exhibit 10.16 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.27 Contract of Sale dated December 5, 1997, by and between the Company and Rosemeade Park Limited Partnership (Incorporated by reference to
          Exhibit 10.17 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.28 Letter Agreement dated November 25, 1997 and October 15, 1997, by and among the Company, Town `N Country Plaza of Tampa, Limited and James
          H. Shimberg, Trustee on Behalf of Landowner (Incorporated by reference to Exhibit 10.18 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.29 Contract of Sale dated December 5, 1997, by and between Market at First Colony Joint Venture, Hedwig II Joint Venture, PFL-290 Limited Partnership, R & R Limited Partnership, Hedwig II, Inc. and the Company (Incorporated by reference to Exhibit 10.19 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.30 Letter Agreement dated February 17, 1998, by and between the Company, Town `N Country Plaza of Tampa, Limited and James H. Shimberg, Trustee on Behalf of Landowner (Incorporated by reference to Exhibit 10.20 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.31 Contract of Sale dated April 17, 1998 by and between United Investors, Realty Trust and Veriguest Colony Plaza One 1997. (Incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q dated May 14, 1998)

  10.32 Purchase Option dated April 17, 1998 by and between United Investors, Realty Trust and Veriguest Property Commerce 1995-1, a Texas joint venture.(Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q dated May 14, 1998)

  10.33 Contract of Sale dated March 23, 1998, by and between the Company and Dermot Big Curve, LLC (incorporated by reference to Exhibit 10.28 to the Company's Current Report on Form 8-K dated June 11, 1998)

  10.34 Promissory Note dated as of September 20, 1996 made by Dermot Big Curve, LLC to Liberty Mortgage Acceptance Corporation, as beneficiary in the principal amount of $6,072,000 (incorporated by reference to Exhibit 10.29 to the Company's Current Report on Form 8-K dated June 11, 1998)

  10.35 Contract of Sale dated October 15, 1997 by and between the Company, Town N' Country Plaza of Tampa, Ltd. and trustee, James H. Shimberg on behalf of land owner (incorporated by reference to Exhibit 10.30 to Company's Quarterly Report on Form 10-Q dated August 14, 1998)

  10.36 Promissory Note Dated December 16, 1997 between South Trust Bank, National Association and Town 'N Country Plaza of Tampa, Ltd. (incorporated by reference to Exhibit 10.31 to Company's Quarterly Report on Form 10-Q dated August 14, 1998)


  10.37 Amended and Restated Partnership Agreement dated May 15, 1998 of UIRT Town 'N Country, L.P.(incorporated by reference to Exhibit 10.32 to Company's Quarterly Report on Form 10-Q dated August 14, 1998)

  10.38   Contract  of Sale dated June 4, 1998,  by and  between the Company and
          Highland  Square Partners Ltd.  (incorporated  by reference to Exhibit
          10.35 to the  Company's  Current  Report on Form 8-K dated  October 7,
          1998)

  10.39 Promissory note dated as of November 26, 1996 made by Highland Square Partners, Ltd. to Belgravia Capital Corporation, as beneficiary in the principal amount of $4,525,000. (incorporated by reference to Exhibit
          10.36 to the  Company's  Current  Report on Form 8-K dated  October 7,
          1998)

  10.40 Promissory note dated November 26, 1997 made by Veriquest Colony Plaza One 1997 to Holliday Fenoglio, L.P., as beneficiary in the principal amount of $3,200,000.(incorporated by reference to Exhibit 10.9 to Company's Quarterly Report on Form 10-Q dated November 10, 1998)

  10.41 Revolving Credit Agreement dated August 25, 1998 made by and among the Company and Wells Fargo Bank, National Association.(incorporated by reference to Exhibit 10.10 to Company's Quarterly Report on Form 10-Q dated November 10, 1998)

**27.1    Financial Data Schedule

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

             The Company's Current Report on Form 8-K dated October 7, 1998 for the purpose of reporting the acquisition of the Highland Square Shopping Center.

             The Company's Current Report on Form 8-K/A for the purpose of providing financial statements and pro forma financial information with respect to the acquisition of the Highland Square Shopping Center.

             The Company's Current Report on Form 8-K dated January 15, 1999 for the purpose of reporting the acquisition of the Dallas Portfolio.

**           Filed as an exhibit hereto.

(c)     Exhibits

        The list of exhibits  filed with this report is set forth in response to
Item 14  (a)(3).  The  required  exhibits  have been filed as  indicated  in the
Exhibit Index. The Company agrees to furnish a copy of any long-term debt instrument wherein the securities authorized do not exceed 10 percent of the registrant's total assets on a consolidated basis upon the request of the Securities and Exchange Commission.

(d)     Financial Statements and Schedules

        Schedule III -- Real Estate and Accumulated Depreciation attached hereto is hereby incorporated by reference to this Item.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 UNITED INVESTOR REALTY TRUST
                                 (Registrant)


Date:  March 15, 1999            By /s/ Lewis H. Sandler
                                    ___________________________________________
                                    Lewis H. Sandler
                                    President and Chief Executive Officer


Date:  March 15, 1999            By /s/ R. Steven Hamner
                                    ___________________________________________
                                    R. Steven Hamner
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Name                          Capacity                        Date

   /s/ Robert W. Scharar           Trust Manager and
   __________________________      Chairman of the Board         March 15, 1999
   Robert W. Scharar


   __________________________      Trust Manager                 March 15, 1999
   Jerry M. Coleman


   __________________________      Trust Manager                 March 15, 1999
   Josef C. Hermans


   /s/ William C. Brooks           Trust Manager                 March 15, 1999
   __________________________
   William C. Brooks


   /s/ Ira T. Wender               Trust Manager                 March 15, 1999
   __________________________
   Ira T. Wender


   /s/ Lewis H. Sandler            Trust Manager                 March 15, 1999
   __________________________
   Lewis H. Sandler

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
United Investors Realty Trust

     We have audited the accompanying consolidated balance sheets of United Investors Realty Trust and Subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, redeemable preferred shares and common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Investors Realty Trust and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                  /s/ Ernst & Young LLP


Houston, Texas
February 3, 1999

                 UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                         ASSETS
                                                                               DECEMBER 31,
                                                                        --------------------------
                                                                           1998             1997
                                                                        ----------      -----------
Investment real estate:
  Land...........................................................      $ 44,290,975     $ 8,118,723
  Buildings and improvements.....................................       114,716,718      31,616,008
  Property under development.....................................         1,321,823              --
                                                                        -----------      ----------
                                                                        160,329,516      39,734,731
  Less accumulated depreciation..................................        (7,434,343)     (4,861,957)
                                                                        -----------      ----------
  Investment real estate, net....................................       152,895,173      34,872,774
Cash and cash equivalents........................................         5,486,095         346,149
Accounts receivable, net of allowance of $120,333 and $41,771
  in 1998 and 1997, respectively.................................         2,733,070         797,696
Prepaid expenses and other assets................................         3,509,771       3,270,350
                                                                        -----------      ----------

          Total assets...........................................      $164,624,109     $39,286,969
                                                                        ===========      ==========
                       LIABILITIES, MINORITY INTEREST, REDEEMABLE
                    PREFERRED SHARES AND COMMON SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable.........................................      $ 55,248,437     $24,926,499
  Capital lease obligations......................................         9,914,054              --
  Construction note payable......................................         1,221,393              --
  Redeemable convertible subordinated notes......................                --         212,400
  Short-term notes and line of credit............................         7,500,000       3,225,000
  Accounts payable -- trade......................................         1,761,208         552,996
  Accrued property taxes.........................................         2,516,291         769,743
  Security deposits..............................................           722,421         106,494
  Distributions payable..........................................         2,045,702              --
                                                                        -----------      ----------
          Total liabilities......................................        80,929,506      29,793,132
                                                                        -----------      ----------
Minority interest in consolidated partnership....................         2,825,284       1,571,018
                                                                        -----------      ----------

Commitments and contingencies

Redeemable preferred shares of beneficial interest,  $100 par value,
  50,000,000 shares authorized, 10,737 shares
  issued and outstanding at December 31, 1997....................                --       1,068,226
                                                                        -----------      ----------
Common shareholders' equity:
  Common  shares  of  beneficial  interest,  no par  value,
  500,000,000  shares authorized,  9,514,889  and 914,889  shares issued and  9,434,889 and 914,889 outstanding at
  December 31, 1998 and 1997,respectively .......................        86,571,108       8,345,077
  Accumulated deficit............................................        (5,701,789)     (1,490,484)
                                                                        ------------     ----------
          Total common shareholders' equity......................        80,869,319       6,854,593
                                                                        ------------     ----------
          Total liabilities, minority interest, redeemable
             preferred shares and common shareholders'
             equity.........................................            $164,624,109    $39,286,969
                                                                         ===========     ==========

                            See accompanying notes.

                 UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         ----------    ---------     ---------
Revenues:
  Base rents........................................... $13,231,250   $4,954,820    $4,097,911
  Percentage rents.....................................     322,633       26,400        32,822
  Expense reimbursements...............................   3,769,885    1,167,355       835,940
  Interest and other income............................     426,402       27,278        67,409
                                                         ----------    ---------     ---------
          Total revenues...............................  17,750,170    6,175,853     5,034,082
                                                         ----------    ---------     ---------
Expenses:
  Property operating ..................................   1,854,467      609,673       475,701
  Property taxes.......................................   2,485,915      793,359       558,000
  Property management fees.............................     307,783      178,030       139,780
  General and administrative...........................   1,016,508      384,762       182 831
  Advisory fees........................................     794,043      312,000       279,000
  Share grant to Advisor and officers..................        --        787,500          --
  Interest (including write-off of $2,240,652 in
    unamortized bridge financing costs in March 1998...   6,079,889    2,435,538     2,132,390
  Depreciation and amortization........................   2,907,855    1,309,180       967,111
                                                         ----------   ----------     ---------
          Total expenses...............................  15,446,460    6,810,042     4,734,813

Income (loss) before extraordinary item, minority
  interest and preferred share distribution requirements  2,303,710     (634,189)      299,269

Minority interest in consolidated partnership..........    (126,111)     (40,894)      (51,941)

Extraordinary item-prepayment penalties incurred on
  early extinguishment of debt.........................    (232,532)          --            --
                                                         ----------    ---------     ---------
Net income (loss)......................................   1,945,067     (675,083)      247,328
Preferred share distribution requirements..............     (20,670)     (96,633)      (96,296)
                                                         ----------    ---------     ---------
Net income (loss) available for common shareholders.... $ 1,924,397   $ (771,716)   $  151,032
                                                         ==========    ==========   ==========
Net income (loss) before extraordinary item and preferred
  share distribution requirement per common share...... $      0.28   $    (0.74)   $     0.27

Extraordinary item per common share....................       (0.03)          --            --

Preferred share distribution requirement per
  common share.........................................          --        (0.11)        (0.10)
                                                         ----------    ---------     ---------
Net income (loss) per common share
  (basic and diluted).................................. $      0.25   $    (0.85)  $      0.17
                                                         ==========    ==========   ==========
Weighted average shares outstanding....................   7,702,709      912,493       909,405
                                                         ==========    ==========   ==========

                            See accompanying notes.

                 UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED
                     SHARES AND COMMON SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                        PREFERRED SHARES OF        COMMON SHARES OF
                                        BENEFICIAL INTEREST      BENEFICIAL INTEREST
                                        -------------------      --------------------      ACCUMULATED
                                        NUMBER      AMOUNT         NUMBER      AMOUNT         DEFICIT
                                        ------    ----------       ------    ----------    -----------
Balance at December 31, 1995..........  10,737    1,068,226       834,397  $ 7,488,913    $  (202,835)
Issuance of common shares of
  beneficial interest.................      --           --         3,092       38,664             --
Income before preferred share
  distribution requirements...........      --           --            --           --        247,328
Distributions.........................      --           --            --           --       (333,759)
Redeemable preferred shares of
  beneficial interest cash distributions,
  $9.00 per share.....................      --           --            --           --        (96,296)
                                        ------    ---------     ---------    ---------      ---------
Balance at December 31, 1996..........  10,737    1,068,226       837,489  $ 7,527,577    $  (385,562)
Issuance of common shares of
  beneficial interest.................      --           --        77,400      817,500             --
Loss before preferred share distribution
  requirements........................      --           --            --           --       (675,083)
Distributions.........................      --           --            --           --       (333,206)
Redeemable preferred shares of
  beneficial interest distributions,
  $9.00 per share.....................      --           --            --           --        (96,633)
                                        ------    ---------     ---------   ----------      ---------
Balance at December 31, 1997..........  10,737    1,068,226       914,889  $ 8,345,077    $(1,490,484)

Issuance of common shares of
  beneficial interest, net of offering
  costs of $7,189,750.................      --           --     8,600,000   78,810,250             --

Redeemable preferred shares of
   beneficial interest distributions,
   $9.00 per share....................      --           --            --           --        (20,670)

Preferred share retirement............ (10,737)  (1,068,226)           --           --             --

Treasury share purchases..............      --           --       (80,000)    (584,219)            --

Income before preferred share
   distribution requirements..........      --           --            --           --      1,945,067

Distributions($0.645 per share).......      --           --            --           --     (6,135,702)
                                        ------    ---------     ---------   ----------      ---------

Balance at December 31, 1998..........      --           --     9,434,889  $86,571,108    $(5,701,789)
                                        ======    =========     =========   ==========      =========



                            See accompanying notes.

                 UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                             1998          1997          1996
                                                         -----------   -----------   -----------
Cash flows from operating activities:
  Net income (loss)....................................  $1,945,067      (675,083)  $   247,328
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation......................................   2,812,320     1,094,236       884,173
     Amortization......................................     134,565        81,292        72,605
     Extraordinary item................................     232,532            --            --
     Amortization of bridge financing costs............   2,240,652            --            --
     Minority interest in net income of real estate
       ventures........................................     126,111        40,894        51,941
     Payment of common shares for services.............          --       817,500        38,664
     (Increase) decrease in accounts receivable........  (1,935,374)      166,083      (247,893)
     Increase (decrease) in accounts payable-trade.....   1,208,212       302,148       191,717
     Changes in other operating assets and liabilities.    (554,193)      139,013      (247,893)
                                                         ----------    ----------    ----------
          Net cash provided by operating activities....   6,209,892     1,688,057     1,062,002
                                                         ----------    ----------    ----------
Cash flows from investing activities:
  Purchase of and capital improvements to investment
     real estate....................................... (59,654,366)     (406,802)   (1,374,675)
  Escrow deposits......................................   1,503,389    (2,305,000)           --
  Payment received on affiliate note receivable........          --            --        55,462
                                                         ----------    ----------    ----------
          Net cash used in investing activities........ (58,150,977)   (2,711,802)   (1,319,213)
                                                         ----------    ----------    ----------
Cash flows from financing activities:
  Proceeds from bridge financing.......................  53,689,913            --            --
  Payments on bridge financing......................... (53,689,913)           --            --
  Preferred share retirement...........................  (1,068,226)           --            --
  Convertible note retirement..........................    (212,400)           --            --
  Proceeds from borrowings.............................          --       135,871       740,000
  Proceeds from short-term notes payable...............   7,550,000     2,525,000            --
  Principal payments on mortgage notes payable......... (16,931,241)     (799,964)     (604,574)
  Principal payments on short-term notes payable.......  (3,275,000)      (40,000)      (23,103)
  Proceeds from construction note payable..............   1,221,393            --            --
  Preferred share distribution.........................     (20,670)      (96,633)      (96,296)
  Proceeds from public offering........................  86,000,000            --            --
  Offering costs.......................................  (7,189,750)     (419,700)           --
  Payment of prepayment penalties......................    (232,532)           --            --
  Payment of bridge financing costs....................  (2,240,652)           --            --
  Payment of distributions.............................  (4,090,000)           --            --
  Purchase of treasury shares..........................    (584,219)           --            --
  Distribution to holders of minority interests........  (1,697,883)      (53,996)      (67,320)
  Payment of loan acquisition costs....................    (147,789)           --            --
                                                         -----------   ----------    ----------
          Net cash provided by (used in) financing
            activities.................................  57,081,031     1,250,578       (51,293)
                                                         ----------    ----------    ----------
Increase (decrease) in cash and cash equivalents.......   5,139,946       226,833      (308,504)
Cash and cash equivalents at beginning of year.........     346,149       119,316       427,820
                                                         ----------    ---------     ----------
Cash and cash equivalents at end of year............... $ 5,486,095   $   346,149   $   119,316
                                                         ==========    ==========    ==========

                            See accompanying notes.

                 UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

     United Investors Realty Trust and Subsidiaries (the "Company"), a Texas real estate investment trust ("REIT") is engaged in the acquisitions, development, and management of neighborhood and community shopping centers in the sunbelt states. The tenants of the Company's shopping centers include national and regional supermarkets and drug stores and other national, regional, and local retailers that provide basic necessity and convenience goods and services to the surrounding population.

     The Company operated from 1989 until 1998 as a private REIT. On March 13, 1998, the Company completed an initial public offering (the "IPO") of 7,600,000 common shares of beneficial interest. In April 1998, the Company issued another 1,000,000 common shares of beneficial interest pursuant to the exercise of the underwriters' overallotment options. Prior to the IPO, the Company had outstanding approximately 915,000 shares, all of which remain outstanding as of December 31, 1998.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company, its subsidiaries, and partnerships in which it owns controlling interests. All significant intercompany balances have been eliminated.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVESTMENT REAL ESTATE

     Investment real estate, consisting of 25 shopping centers, is recorded at cost less accumulated depreciation. The cost of real estate acquired by the issuance of shares of beneficial interest or other securities is determined by the estimated value of the securities issued or the real estate acquired. The allocation of cost between land and building is based on the estimated fair value at the time of the purchase. Depreciation is computed using the straight-line method over the estimated useful lives of 20 to 40 years for the shopping centers and over the lease term for tenant improvements (generally 5 to 15 years).

     Expenditures for repairs and maintenance are charged to operations as incurred. Significant betterments are capitalized.

     When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts, with the resulting gains or losses reflected in operations for the period.

     Recoverability of investment real estate is evaluated when events or circumstances indicate a possible inability to recover its carrying amount. Recoverability is determined on a property-by-property basis utilizing the undiscounted cash flow method. If undiscounted cash flows would be insufficient to recover the carrying amount of the real estate, the real estate is reduced to fair value. No reductions have been recorded to date.

INTANGIBLES

     Deferred leasing costs at December 31, 1998 and 1997 were $266,507, net of amortization of $242,903, and $182,256, net of amortization of $182,089, respectively. Deferred leasing costs are amortized over the life of the respective lease.

     Deferred financing costs at December 31, 1998 and 1997 were $559,005, net of amortization of $263,822, and $44,142, net of amortization of $47,970, respectively. Deferred financing costs are amortized over the life of the respective mortgage note or line of credit.

REVENUE RECOGNITION

     Rental revenue is recognized on a straight-line basis over the terms of the individual leases. Reimbursements from tenants for their shares of taxes, insurance and common area maintenance costs are estimated and accrued over the lease year. Percentage rents are accrued when the tenants' sales exceed the level that requires rental payments in excess of base rents.

                UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NET INCOME PER COMMON SHARE

     Net income per common share is calculated by dividing net income available for common shareholders by the weighted average number of shares of beneficial interest outstanding during the year. The assumed conversion of redeemable debt and redeemable preferred shares would be antidilutive in all years presented.

CONCENTRATION OF RISK

     The Company's primary business activity is investing in income-producing real property. The Company's retail shopping center properties are located in Austin, College Station, Dallas, El Campo, Houston and San Antonio, Texas; Lenoir City and Athens, Tennessee; Phoenix and Yuma, Arizona; and Tampa and Pembroke Pines, Florida.

     During 1997 and 1996, the Company earned approximately $1,155,000 and $1,151,000, respectively, in rental revenue from two tenants. These two tenants' revenues amounted to approximately 19% and 23% of the Company's total revenue for the years ended December 31, 1997 and 1996. During 1998 no tenant accounted for more than 10% of rental revenue.

MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENT

     Financial Accounting Standards Board No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires business enterprises to report financial and descriptive information about its reportable operating segments. Generally, information is required to be reported on the basis that it is used internally for evaluating segment performance and for decisions concerning allocation of resources to segments. Under the terms of the statement, the Company has only one reportable segment, retail real estate.


2. INVESTMENT REAL ESTATE

     Of the Company's 25 properties, 20 are 100% owned by the Company either directly or through single purpose, wholly-owned subsidiaries. Three of the properties (with an aggregate cost of $17,052,678) are owned through limited partnerships in which the Company holds at least 96% of the partnership interests. Two of the properties are owned pursuant to leasehold interests that have transferred virtually all risks and rewards of ownership to the Company. The Company owns a 40% interest in a limited liability company, which is consolidated for financial reporting purposes, that is the owner of a shopping center under development. The Company is obligated to purchase the remaining 60% interest upon the completion of development.

     The Company acquired 17 properties since December 31, 1997 comprising approximately 1,488,000 square feet of GLA, and were acquired subject to approximately $57,167,000 in mortgage debt. In addition, one of the properties was acquired by a limited partnership in which UIRT is the sole general and a majority limited partner; the limited partnership issued limited partnership units to the sellers of the property in consideration of the sellers contributing the property to the partnership. Such limited partnership units were valued at approximately $2,386,000, and are convertible to 238,600 Common Shares after May 15, 1999.

3. DEBT

REDEEMABLE CONVERTIBLE SUBORDINATED NOTES

     At December 31, 1997, the Company had outstanding $212,400 of redeemable convertible subordinated notes payable bearing interest at 9% with semiannual interest payments due June 30 and December 31 of each year. These notes were repaid during 1998.

                UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SHORT-TERM NOTES PAYABLE

     During 1996, the Company issued $600,000 of unsecured promissory notes to individuals. During 1997, the Company issued an additional $400,000 of unsecured promissory notes to individuals. The notes required quarterly payments of interest only, at 10% and were repaid in March 1998 with proceeds from the IPO.

CAPITAL LEASE OBLIGATIONS

     Property under capital leases, consisting of two shopping centers, aggregated $13.7 million at December 31, 1998 and is included in buildings and improvements. Depreciation of the property under capital leases is combined with depreciation of owned properties in the accompanying financial statements. Future minimum lease payments under these capital leases total $16.2 million, with annual payments due of approximately $.8 million in each of 1999 through 2003, and $12.1 million thereafter. The amount of these total payments representing interest is $6.3 million.

MORTGAGE NOTES PAYABLE

     The Company's mortgage notes payable consist of fixed-rate debt of $55,248,437 and $24,926,499 at December 31, 1998 and 1997, respectively. The interest rates range from 7.28% to 10.75% with payments of principal and interest due monthly. The notes mature at various times through 2028. The notes are collateralized by first lien mortgages on properties with an aggregate carrying value of approximately $84,330,320, net of $2,528,245 of accumulated depreciation.

     Aggregate annual maturities of fixed rate mortgage notes payable for each of the five years ending December 31 and thereafter are as follows:

1999.............................................  $ 4,423,852
2000.............................................    1,020,808
2001.............................................    1,112,045
2002.............................................    3,320,264
2003.............................................      998,231
Thereafter.......................................   44,373,237
                                                   -----------
                                                   $55,248,437
                                                   ===========

CONSTRUCTION NOTE PAYABLE

     The Company has a construction note for the purpose of funding the development of one property. The note is in the amount of $5,620,000, of which $1,221,393 had been funded at December 31, 1998. Principal and accrued interest, at a rate of LIBOR plus 1.75%, will be due on June 15, 2000. The note is partially collateralized by the $1,686,000 letter of credit described in the Letter of Credit section of Note 3.

REVOLVING CREDIT AGREEMENT

     Effective August 29, 1998, the Company entered into a $30,000,000 revolving credit agreement with a bank. Borrowings are collateralized by first mortgage deeds of trust on four Texas shopping centers and bear interest at 150 basis points over selected London Interbank Offered Rates. The facility expires on August 30, 2000. The Company may elect to extend it for one additional year upon notification to the lender and payment of an extension fee equal to 0.2% of the aggregate amount outstanding at such date. At December 31, 1998 the Company had borrowed $7,500,000 under the line at a one year rate of approximately 6.7%. In addition, the Company had issued letters of credit aggregating approximately $2,925,000 (see Letters of Credit below).

     Effective August 23, 1996, the Company entered into a $200,000 unsecured revolving line of credit facility with a bank. Interest of prime (8.25% at December 31, 1996 and 8.5% at December 31, 1997) plus 1/5% was payable quarterly. The facility was repaid with proceeds from the IPO.

     The Company entered into a $100,000 unsecured revolving line of credit facility with a bank in February 1996. Interest of prime (8.5% at December 31, 1997) plus 1.5% was payable monthly until maturity in May 1998. As of December 31, 1997 the Company had drawn $100,000 on the bank credit facility. The facility was repaid with proceeds from the IPO.

     The Company entered into short-term mortgage loan agreements with an affiliate of the Investment Manager (see Note 9) in December 1997. The loan proceeds, which required interest at 12% and totaled $1,925,000, were repaid with proceeds from the IPO.

                UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

LETTERS OF CREDIT

     The Company has issued an irrevocable letter of credit in the approximate amount of $1,686,000 as collateral for a bank loan, the proceeds of which are being used by a single purpose Florida limited liability company for the development of a grocery-anchored neighborhood shopping center in the Tampa, Florida area. At December 31,1998 the Company owned 40% of the limited liability company and was obligated to acquire the remaining 60% upon completion of construction of the shopping center and acceptance of possession of its premises by the anchor tenant. Upon completion, the shopping center will have an estimated cost of approximately $5,400,000.

     The Company has issued an irrevocable letter of credit in the approximate amount of $878,000 to the seller of a neighborhood shopping center in Houston, Texas. The Company entered into a master lease agreement in January 1999 (see
Note 9) and is obligated to acquire the shopping center for total consideration of approximately $2,000,000 subsequent to August 31, 1999.

     The Company has issued letters of credit aggregating $361,000 to the seller of three neighborhood shopping centers in Dallas, Texas. The Company is obligated to purchase approximately 6,016 square feet of additional retail shop space for an aggregate price equal to the sum of the letters of credit if the seller remediates certain environmental contamination at these centers.

     For each letter of credit, the Company pays an annual fee equal to 1.5% of the letter of credit amount. The fee is amortized over the life of the letter of credit.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, receivables, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturities of these instruments. The mortgage notes payable with an aggregate carrying value of $65,162,491 have an estimated aggregate fair value of approximately $67,480,396 at December 31, 1998. Fair values were estimated using discounted cash flow analyses, based on interest rates currently available to the Company for issuance of new debt with similar terms and remaining maturities (7.5% at December 31, 1998).

4. SHARES OF BENEFICIAL INTEREST:

REDEEMABLE PREFERRED SHARES OF BENEFICIAL INTEREST

     In 1995, the Company authorized 20,000, $100 par value, 9% redeemable preferred shares of beneficial interest ("preferred shares") and issued 5,750 preferred shares at par value and 4,987 shares through conversion from the 9% redeemable convertible subordinated notes (See Note 3). Distributions on the preferred shares were cumulative from date of issuance and payable on a quarterly basis.

     The Company purchased and redeemed 100% of the preferred shares outstanding at a redemption price equal to par value plus a 3% premium in March 1998 with proceeds from the IPO.

COMMON SHARES OF BENEFICIAL INTEREST

     In December 1997 the Company issued 75,000 shares to the its external advisor, FCA Corporation (the "Investment Manager") (see Note 9) and certain officers as compensation for past services. The shares were valued at $10.50 for a total of $787,500 which was charged to expense in 1997. The shares issued to the Investment Manager and certain officers have certain restrictions as to the timing of any resale, and accordingly, are valued at an amount lower than the unrestricted shares issued to the Trust Managers (see Note 9).

     The Company issued 2,400 shares in each of 1997 and 1996 to the Trust Managers for payment of services rendered (See Note 9). The Company issued an additional 692 shares to unaffiliated parties for payment of lease commissions in 1996.

     UIRT acquired four shopping centers for approximately $35,000,000 (including approximately $7,100,000 in assumed debt) and refinanced approximately $16,000,000 in mortgage debt in February 1998 with the proceeds of a $53,700,000 bridge financing arrangement. In March and April 1998, UIRT sold 8,600,000 common shares through the IPO and raised approximately $79,000,000 net of offering costs. The proceeds were used to repay the bridge financing, acquire partnership units from minority interest holders, retire preferred shares and convertible debt, and acquire five additional properties for approximately $45,000,000 (including approximately $25,300,000 in assumed debt).

                UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. EARNINGS PER SHARE DATA

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

                                            Year ended December 31,
Weighted Average Shares                1998          1997           1996
                                     --------      --------       --------
Basic EPS                           7,702,709       912,493        909,405
Effect of dilutive securities:
   Employee share options                  --            --             --
                                    ---------       -------        -------

Diluted EPS                         7,702,709       912,493        909,405
                                    =========       =======        =======

Distributions per share declared   $    0.645      $  0.398       $   0.40
                                    =========       =======        =======


The computations above do not assume the conversion of the Company's  redeemable
debt  and  redeemable   preferred  shares  in  1997  as  they  would  have  been
antidilutive to earnings per share.

     Weighted average shares outstanding includes 75,000 shares granted to the Investment Manager and certain officers on December 30, 1997 as if such shares had been outstanding for the entirety of each year.

6. INVESTMENT IN REAL ESTATE VENTURE

     In December 1995 the Company formed a new real estate investment trust, Ivy Realty Trust ("Ivy"). On January 1, 1996 the Company transferred its investment in One West Hills office building, the related mortgage note payable of $660,426 and net liabilities to Ivy in exchange for 834,397 shares valued at one dollar per share of Ivy stock (based on the carryover basis of the assets contributed by the Company) and a $55,462 promissory note. On January 15, 1996 the Company distributed to its shareholders 500,638 shares of Ivy as a distribution. One-third of the distribution was treated as a 1995 distribution with the remainder treated as a 1996 distribution. On August 1, 1997, the Company distributed to its shareholders the remaining 333,644 shares of Ivy as a distribution. The distribution was treated as a 1997 distribution.

7. FEDERAL INCOME TAXES

     The Company operates in such a manner so as to qualify as a "real estate investment trust" under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations promulgated thereunder. Under those Sections, the Company will not be taxed on that portion of its income distributed to shareholders so long as at least 95 percent of the Company's otherwise taxable income is distributed to shareholders each year and other requirements of a qualified real estate investment trust are met. Management believes the Company has satisfied the income distribution and other requirements through the year ended December 31, 1998 and believes all other requirements of a qualified real estate investment trust have been met.

     The Company has approximately $545,000 of net operating losses that may be carried forward to offset future taxable income. However, in 1998, sales of shares of beneficial interest resulted in a change of ownership for federal income tax purposes. As a result of the ownership change, the amount of net operating losses generated prior to the ownership change, which may be used to offset federal taxable income, is subject to an annual limitation imposed by the Internal Revenue Code. These net operating losses expire from 2009 through 2016.

     The tax status of per-share distributions relating to common shares of beneficial interest declared attributable to the years presented is as follows:

                                                    1998       1997       1996
                                                   ------     ------     ------
Ordinary income..................................  $0.19      $   0      $0.40
                                                   =====      =====      =====
Return of capital................................  $0.24      $0.40      $   0
                                                   =====      =====      =====

                UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. COMMITMENTS

TENANT LEASES

     The Company is the lessor of commercial retail space generally under operating leases which provide for minimum base rentals plus contingent rentals based upon a percentage of gross receipts. Most leases also provide that the tenant must pay as additional rent a pro rata share of real property taxes, insurance and common area maintenance.

     The future minimum base rents for the operating leases in existence at December 31, 1998, are as follows:

1999............................................  $17,289,114
2000............................................   14,686,551
2001............................................   12,194,798
2002............................................    9,653,003
2003............................................    6,768,008
Thereafter......................................   25,653,310
                                                  -----------
                                                  $86,244,784
                                                  ===========

GROUND LEASE

     The Company has a 40-year ground lease for Park Northern Shopping Center with an unrelated third party. Rent of $8,333 plus 5% of total gross revenues is payable monthly through the year 2035. The Company has an option to extend this lease for four consecutive periods of ten years each. Future minimum lease payments are as follows:

                      YEARS                           AMOUNT
                      -----                         ----------
1998..............................................  $  100,000
1999..............................................     100,000
2000..............................................     100,000
2001..............................................     100,000
2002 through 2035.................................   3,300,000
                                                    ----------
                                                    $3,700,000
                                                    ==========

     Ground rental expense included in the statement of operations was $134,329, $133,652, $8,333 in 1998, 1997 and 1996, respectively.

PURCHASE COMMITMENTS

     At December 31, 1998 the Company has entered into agreements with unrelated parties to acquire two neighborhood shopping centers and complete development of a third neighborhood shopping center. In connection with these agreements, the Company has issued two irrevocable letters of credit aggregating approximately $2,600,000 (see Note 3).

9. ADVISORY AGREEMENT AND RELATED PARTY TRANSACTIONS

     The Company is advised by the Investment Manager, FCA Corp. The Chairman of the Board of Trust Managers is also the principal shareholder and Chief Executive Officer of FCA Corp. Advisory fee expenses were $794,043, $312,000 and $279,000 for 1998, 1997 and 1996, respectively. In addition, the Company paid the Investment Manager approximately $279,185 in 1998 as reimbursements for salaries of certain employees and certain other operating expenses.

     Through December 31, 1997 advisory fees were calculated at .8%, on an annual basis, of the gross Company assets, as defined, at year-end, increased by noncash reserves. Effective January 1, 1998, the Company amended the advisory agreement to provide that the advisory fee be based on 6.8% of adjusted funds from operations as defined (generally, earnings before interest, taxes, depreciation and amortization and gains or losses from sales of property). Had the advisory fee been calculated pursuant to the amended agreement, the fee would have approximated $223,000 and $240,000 in 1997 and 1996, respectively.

     Total fees paid to independent trust managers were approximately $44,433, $33,000 and $33,000 in 1998, 1997 and 1996, respectively. During 1996 and 1997,
$30,000 of the fees paid to trust managers were satisfied by issuing a total of 2,400 shares of beneficial interest (based on an estimated value of $12.50 per share).

                UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. SUPPLEMENTAL CASH FLOW INFORMATION

     The following supplemental information is related to the statement of cash flows:

                                                             1998          1997          1996
                                                          ----------    ----------    ----------
Acquisition of land for mortgage note payable...........  $        --   $       --    $  206,250
Assumption of mortgage notes payable for acquisition of
  investment real estate................................   57,167,233           --     4,400,000
Minority interest granted in exchange for investment
  real estate contributed...............................    2,794,440           --       630,000
Net liabilities assumed in acquisition of investment
  real estate...........................................    1,372,396           --       129,983
Exchange of investment real estate for 834,397 shares of
  Ivy Realty  Trust,  an  affiliated  trust,  transfer
  of mortgage note payable, issuance of mortgage note
  receivable and transfer of net liabilities............           --           --     1,640,465
Payment of distribution with shares of affiliated trust.           --      333,206       500,639
Cash paid for interest, net of $23,000 of capitalized
  interest in 1998 and including $2,240,652 in bridge
  financing costs written off in 1998...................    6,079,889    2,433,278     2,112,038
Distribution declared but not paid......................    2,045,702           --            --

11. ENVIRONMENTAL ISSUES

     Certain tenants in the Company's properties conduct activities that require the sale or use of hazardous substances, including petroleum products and dry cleaning chemicals. Should such tenants misuse or inappropriately dispose of such substances, the Company may become liable for a portion or all of the remediation costs. The Company attempts to mitigate this risk by limiting the number of tenants that conduct such operations, requiring such tenants to maintain environmental risk insurance, and monitoring the operations of such tenants.

     At December 31, 1998 the Company was aware that a dry cleaning company tenant in one of the Company's shopping centers had allowed hazardous substances to contaminate a portion of the Company's property. The tenant is in the process of obtaining engineering studies which will estimate the cost of remediation and has acknowledged its obligation to fund such costs. Management of the Company believes there will be no material adverse effect on the Company's operations as a result.

     As part of the Company's due diligence investigation of three shopping centers acquired in December 1998, the Company discovered that a portion of each such shopping center was contaminated with varying levels of dry cleaning substances. As a result of the Company's discovery, the Company acquired only the portions of the properties that, based on environmental engineering reports, were not contaminated. The sellers of such properties have placed in escrow amounts sufficient, based on the engineering reports, to remediate the contamination. Upon completion by the seller of such remediation, as evidenced by written confirmation of state environmental authorities, the Company is obligated to purchase the remaining portions of the shopping centers. The Company has escrowed letters of credit totaling $361,000 as the purchase price for these additional retail areas.

12. YEAR 2000 ISSUE

     Many computer systems were designed and programmed in such a manner as to be unable to recognize dates beyond December 31, 1999. In such cases, computer applications could fail or create erroneous results by or at the year 2000 (the "Year 2000 Issue"). Management has completed an evaluation of the risks of a material effect on the Company's results of operations and financial condition with respect to its management information systems and the Year 2000 Issue. The Company uses application software, including its accounting and property management software, which has been certified by vendors as being Year 2000-compliant. Accordingly, management does not believe that the Company's results of operations or financial condition have been or will be materially affected by any future costs to make its management information systems Year 2000-compliant. Additionally, management does not expect to incur any material costs to correct Year 2000 deficiencies in its management information systems.

                UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

      In addition to management information systems, the Company's Year 2000 risks include those related to "embedded technology," such as micro-controllers, and to the Year 2000 Issues of other parties with which the Company has material relationships. The Company has recently completed the process of assessing these risks.

     With  respect to  embedded  technology,  the  assessment  process  included surveying each of the Company's properties to determine which systems may be subject to disruptions. These systems may include climate control, lighting, security, and telecommunications. Management believes that substantially all such systems, if not Year 2000-compliant, can be controlled by manual operation and monitoring for the remainder of their economic lives. Accordingly, management believes the Company will not be forced to replace or upgrade non-compliant components (if any) of such systems and has no present plans for replacement or upgrade. Should such systems require manual operation and monitoring, the Company may experience an immaterial increase in labor costs for its property management operations until such time as the non-compliant components are replaced in the ordinary course of business.

     Management is not presently aware of any Year 2000 Issues related to other parties that may adversely affect the Company. Based on the relatively small number of properties and a low level of reliance on technology for property operations, revenue collections, and cash disbursements, management believes that documentation of transactions that might otherwise be disrupted will be available to recreate transaction records if necessary.

13. STOCK OPTION PLAN

     In connection with the IPO, the Company has granted options (the "Options") to purchase approximately 330,000 common shares to the Investment Manager, the Trust Managers, and certain employees of the Investment Manager (primarily, officers of the Company). These options are exercisable at $10.00 per share and will vest evenly over a four year period commencing January 1, 1999. The Company will provide financing to the optionee for 100 percent of the purchase price; up to 80% of such purchase price may be forgiven over four years at the discretion of the Board of Trust Managers.

     On January 1, 1999 optionees exercised approximately 82,000 options. The Board of Trust Managers elected to forgive, over four years beginning January 1, 2000, 80 percent of the loan granted by the Company for the purchase of such shares, conditioned upon the optionee's continued employment by the Investment Manager or the Company.

14. SUBSEQUENT EVENTS

     On January 11, 1999, the Company entered into a master lease agreement for the Albertson's Bissonnett Shopping Center, an approximately 78,500 square foot neighborhood shopping center in Houston of which Albertson's owns its 63,000 square foot anchor space.

15. PROFORMA FINANCIAL INFORMATION (UNAUDITED)

     The following unaudited pro forma condensed consolidated statement of operations is presented as if each of the 1998 property acquisitions described in Note 2, the related financing activities described in Note 3 and the effects of the IPO and other equity transactions described in Note 4 had all occurred as of January 1, 1998.

Table 6
                                               12/31/98
                                               --------
Revenue                                       $24,972,521
                                              ===========
Income before extraordinary item              $ 3,137,239
                                              ===========
Net income                                    $ 3,137,239
                                              ===========
Basic and diluted net income per common
 share                                        $      0.33
                                              ===========



                                               UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES
                                           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           As of December 31, 1998




                  Description                                               Initial cost                    Cost
-------------------------------------------------                  --------------------------------     Capitalized
                                                                                                       Subsequent to
                                                                                     Buildings and      Acquisition-
          Property                 Location       Encumbrances         Land          Improvements       Improvements
          --------                 --------       ------------         ----          -------------     -------------
Shopping centers:
   Arlington                   Arlington, TX       $ 3,349,960       $ 1,506,595      $  3,474,887       $        --
   Autobahn                    San Antonio, TX              --(1)        515,205         1,726,150            26,634
   Bandera                     San Antonio, TX              --(1)      2,350,000         8,759,593           435,713
   Benchmark                   Houston, TX           3,644,012         1,680,174         3,920,406             9,017
   Big Curve                   Yuma, AZ              5,915,332         2,657,118         6,249,350            28,967
   Centennial                  Austin, TX                   --         1,400,000         3,527,909           595,883
   Colony Plaza                Sugar Land, TX        3,175,184         1,258,510         2,936,522            34,080
   El Campo                    El Campo, TX                 --           360,000         1,640,350            51,499
   Garland                     Garland, TX           1,842,478           851,265         1,980,784                --
   Hedwig                      Houston, TX           3,542,926         1,710,334         4,940,936             8,000
   Highland Square             Sugar Land, TX        4,412,206         2,305,673         5,379,903            14,588
   Hurst                       Hurst, TX             1,936,277         1,020,768         2,366,794                --
   Market at First Colony      Houston, TX                  --(1)      4,620,502         8,260,308             9,475
   Mason Park                  Houston, TX                  --(1)      4,560,164        10,640,382            72,508
   McMinn                      Athens, TN              912,375           513,912         2,170,052            83,705
   Park Northern               Phoenix, AZ           2,676,495                --         4,410,691           127,991
   Plano                       Plano, TX             6,543,276         2,658,183         6,191,076                --
   Richardson                  Richardson, TX        3,370,778         1,475,441         3,353,961                --
   Rosemeade                   Carrollton, TX        3,453,615         1,379,880         3,047,363            13,289
   Southwest Walgreens         Phoenix, AZ                  --         1,425,812         3,327,240             7,329
   Town `N Country             Tampa, FL             2,454,791         1,511,833         3,527,611            14,948
   Twin Lakes                  Lenoir City, TN              --           860,706         2,969,230            51,306
   University Mall             Pembroke Pines,      13,225,513         5,550,000        13,141,475            14,340
                               FL
   University Park             College Station,      4,707,273         1,842,331         4,955,490           218,983
                               TX
Property under development:
   Lake St. Charles            Tampa,                1,221,393         1,005,537            316,286               --
                               FL

Undeveloped land:
   University Park             College Station,             --           276,569                --                --
                               TX
                                                   -----------       -----------       -----------        ----------

      Totals                                      $ 66,383,884      $ 45,296,512      $113,214,749       $ 1,818,255
                                                   ===========       ===========       ===========        ==========

                                 Gross Amounts at Which
                               Carried at Close of Period
                             -------------------------------
        DESCRIPTION
--------------------------

                                               Building and                       Accumulated    Date of      Date
         Property                Land          Improvements        Total          Depreciation Construction Acquired
         --------                ----          ------------        -----          ------------ ------------ --------
Shopping centers:
   Arlington                 $  1,506,595      $  3,474,887     $  4,981,482      $        --     1982        1998
   Autobahn                       515,205         1,752,784        2,267,989          488,136     1984        1990
   Bandera                      2,350,000         9,195,306       11,545,306        1,712,366     1989        1992
   Benchmark                    1,680,174         3,929,423        5,609,597          104,588     1986        1998
   Big Curve                    2,657,118         6,278,317        8,935,435          123,332  1969/1983/     1998
                                                                                                1990/1996
   Centennial                   1,400,000         4,123,792        5,523,792        1,094,204     1970        1991
   Colony Plaza                 1,258,510         2,970,602        4,229,112           45,795     1997        1998
   El Campo                       360,000         1,691,849        2,051,849          158,751     1985        1996
   Garland                        851,265         1,980,784        2,832,049               --     1984        1998
   Hedwig                       1,710,334         4,948,936        6,659,270          144,656     1974        1998
   Highland Square              2,305,673         5,394,491        7,700,164           71,828                 1998
   Hurst                        1,020,768         2,366,794        3,387,562               --     1982        1998
   Market at First Colony       4,620,502         8,269,783       12,890,285          251,576     1988        1998
   Mason Park                   4,560,164        10,712,890       15,273,054          326,200     1985        1998
   McMinn                         513,912         2,253,757        2,767,669          526,906     1982        1994
   Park Northern                       --         4,538,682        4,538,682          331,258     1982        1996
   Plano                        2,658,183         6,191,076        8,849,259               --     1985        1998
   Richardson                   1,475,441         3,353,961        4,829,402               --     1984        1998


                                      F-14

                                 Gross Amounts at Which
                               Carried at Close of Period
                             -------------------------------
        DESCRIPTION
--------------------------
                                               Building and                       Accumulated    Date of      Date
         Property                Land          Improvements        Total          Depreciation Construction Acquired
         --------                ----          ------------        -----          ------------ ------------ --------
   Rosemeade                    1,379,880         3,060,652        4,440,532           63,077     1986        1998
   Southwest Walgreens          1,425,812         3,334,569        4,760,381          101,336     1975        1998
   Town `N Country              1,511,833         3,542,559        5,054,392           74,381     1970        1998
   Twin Lakes                     860,706         3,020,536        3,881,242          773,529     1986        1989
   University Mall              5,550,000        13,155,815       18,705,815          334,665     1973        1998
   University Park              1,842,331         5,174,473        7,016,804          707,759     1991        1993

Property under development:
   Lake St. Charles             1,321,823                --        1,321,823               --

Undeveloped land:
   University Park                276,569                --          276,569               --
                              -----------       -----------      -----------       ----------

      Totals                 $ 45,612,798      $114,716,718     $160,329,516      $ 7,434,343

                              ===========       ===========      ===========       ==========


(1) These properties are collateral for the line of credit, as described in Note 3.

                 UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES
                             NOTES TO SCHEDULE III

(a) Initial cost for acquired property is cost at acquisition.

(b) The aggregate gross cost of land, buildings and improvements for federal income tax and book purposes is substantially the same.

(c)

                         RECONCILIATION OF REAL ESTATE

                                         1998           1997           1996
                                      -----------    -----------    -----------
Balance at beginning of year........ $ 39,734,731    $39,327,929    $34,166,161
Additions -- acquisitions...........  120,501,767         37,520      6,687,611
Additions -- tenant improvements....      207,593        319,226        117,964
Additions -- capital expenditures...      111,918         50,056         66,160
Deductions..........................     (226,493)            --     (1,709,967)
                                      -----------    -----------    -----------
  Balance at end of year............ $160,329,516    $39,734,731    $39,327,929
                                      ===========    ===========    ===========

                   RECONCILIATION OF ACCUMULATED DEPRECIATION

                                            1998          1997          1996
                                         ----------    ----------    ----------
Balance at beginning of year...........  $4,861,957    $3,767,721    $2,988,031
Depreciation expense...................   2,798,879     1,094,236       886,173
Deductions.............................    (226,493)           --      (106,483)
                                         ----------    ----------    ----------
  Balance at end of year...............  $7,434,343    $4,861,957    $3,767,721
                                         ==========    ==========    ==========

(d) See description of mortgage notes payable in Note 3 to the consolidated financial statements.

(e) Depreciation is computed based upon the following estimated lives:

Buildings...................................................  20-40 years
Improvements................................................   5-15 years

ITEM 14.  EXHIBITS

   3.1 First Amended and Restarted Declaration of Trust (Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

   3.2    First  Amended and  Restated  Bylaws  (Incorporated  by  reference  to
          Exhibit 3.2 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

   4.1 Instruments defining the rights of security holders. The instruments are filed in repose to items 3.1 and 3.2 above and are incorporated herein by reference.

   4.2 Common share certificate(Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

**10.1 Contribution Agreement by and between UIRT-Centennial, L.P., as "Partnership" and Centennial Acquisition Corp., as "Contributor"

**10.2    Today Green Oaks, L.P. Agreement of Limited Partnership

**10.3 Second Amendment to Acquisition Agreement by and between Six Flags Joint Venture, Today Melbourne Plaza, L.P., today Northwest Crossing, L.P., Today Green Oaks, L.P., Today Parkwood, L.P., and Today Richwood, L.P., as Seller, and United Investors Realty Trust as assignee of Buyer

**10.4 Lease Agreement By and Between Today Parkwood, L.P., as Landlord and United Investors Realty Trust as Tenant pertaining to Parkwood Square Shopping Center Plano, Collin County, Texas dated December 31, 1998

**10.5 Lease Agreement By and Between Today Richwood, L.P., as Landlord and United Investors Realty Trust as Tenant Pertaining to Richwood Shopping Center Richardson, Dallas County, Texas dated December 31, 1998

**10.6 Declaration of Trust dated December 31, 1998 by Today Green Oaks GP, Inc., a Texas corporation ("Trustee") for and on behalf of United Investors Realty Trust, a Texas real estate investment trust ("Owner")

**10.7    Promissory Note between UIRT Lake St. Charles and First Union National
          Bank

**10.8    Construction Loan Agreement between First Union National Bank and UIRT

**10.9 Promissory Note dated as of October 16, 1995 executed by Today Northwest Crossing, L.P. in favor of First Union National Bank of North Carolina

**10.10 Promissory Note dated as of October 16, 1995 executed by Today Melbourne Plaza, L.P. in favor of First Union National Bank of North Carolina

  10.11 First Amended and Restated Advisory Agreement dated as of June 9, 1997, by and between the Company and Investment Manager (Incorporated by reference to Exhibit 10.1 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.12 1997 Share Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.13   Form  of  Indemnification  Agreement  (Incorporated  by  reference  to
          Exhibit 10.3 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.14 Loan Agreement dated as of January 30, 1998, by and between the Company and Nomura Asset Capital Corporation ("Nomura") (Incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.15 Promissory Note dated January 30, 1998, executed by the Company in favor of Nomura (Incorporated by reference to Exhibit 10.5 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.16 Assumption and Modification Agreement dated November 19, 1996, by and among The Travelers Insurance Company, George I. Brown, Park Northern/Centennial Partners, L.P. and George I. Brown, as Trustee of the Waipio Trust II (Incorporated by reference to Exhibit 10.6 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.17 Promissory Note dated as of July 31, 1995, executed by PFL-290 Limited Partnership in favor of RFG Financial, Inc. (Incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.18 Promissory Note dated June 10, 1992, executed by Hedwig II, Inc. in favor of Sun Life Insurance Company of America (Incorporated by reference to Exhibit 10.8 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.19 Promissory Note dated June 10, 1992, executed by Hedwig III Joint Venture in favor of Sun Life Insurance Company of America (Incorporated by reference to Exhibit 10.9 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.20 Deed of Trust Note dated April 13, 1993, executed by UIRT/University Park-1, L.P. in favor of The Franklin Life Insurance Company
          (Incorporated by reference to Exhibit 10.10 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.21 Promissory Note dated June 15, 1994, executed by UIRT-1-McMinn, Inc. in favor of Protective Life Insurance Company (Incorporated by reference to Exhibit 10.11 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.22 Promissory Note dated June 11, 1994, executed by UIRT-W-McMinn, Inc. in favor of Conseco Mortgage Capital, Inc. (Incorporated by reference to Exhibit 10.12 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.23 Note Secured by Deed of Trust dated November 9, 1990 executed by George I. Brown and George I. Brown, as Trustee of the Waipio Trust II in favor of The Travelers Insurance Company (Incorporated by reference to Exhibit 10.13 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.24 Earnest Money Contract dated October 13, 1997, by and among the Company, Balous Miller, John K. Miller, Douglas Miller and Louis Vance (Incorporated by reference to Exhibit 10.14 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.25 Agreement for the Purchase and Sale of Commercial Real Estate dated December 12, 1997, by and between the Company and the Board of Pension Commissioners of the City of Los Angeles (Incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.26 Contract of Sale dated December 5, 1997, by and between the Company and Desert Pacific Properties, L.L.C. (Incorporated by reference to
          Exhibit 10.16 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.27 Contract of Sale dated December 5, 1997, by and between the Company and Rosemeade Park Limited Partnership (Incorporated by reference to
          Exhibit 10.17 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.28 Letter Agreement dated November 25, 1997 and October 15, 1997, by and among the Company, Town `N Country Plaza of Tampa, Limited and James
          H. Shimberg, Trustee on Behalf of Landowner (Incorporated by reference to Exhibit 10.18 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.29 Contract of Sale dated December 5, 1997, by and between Market at First Colony Joint Venture, Hedwig II Joint Venture, PFL-290 Limited Partnership, R & R Limited Partnership, Hedwig II, Inc. and the Company (Incorporated by reference to Exhibit 10.19 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.30 Letter Agreement dated February 17, 1998, by and between the Company, Town `N Country Plaza of Tampa, Limited and James H. Shimberg, Trustee on Behalf of Landowner (Incorporated by reference to Exhibit 10.20 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.31 Contract of Sale dated April 17, 1998 by and between United Investors, Realty Trust and Veriguest Colony Plaza One 1997. (Incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q dated May 14, 1998)

  10.32 Purchase Option dated April 17, 1998 by and between United Investors, Realty Trust and Veriguest Property Commerce 1995-1, a Texas joint venture.(Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q dated May 14, 1998)

  10.33 Contract of Sale dated March 23, 1998, by and between the Company and Dermot Big Curve, LLC (incorporated by reference to Exhibit 10.28 to the Company's Current Report on Form 8-K dated June 11, 1998)

  10.34 Promissory Note dated as of September 20, 1996 made by Dermot Big Curve, LLC to Liberty Mortgage Acceptance Corporation, as beneficiary in the principal amount of $6,072,000 (incorporated by reference to Exhibit 10.29 to the Company's Current Report on Form 8-K dated June 11, 1998)

  10.35 Contract of Sale dated October 15, 1997 by and between the Company, Town N' Country Plaza of Tampa, Ltd. and trustee, James H. Shimberg on behalf of land owner (incorporated by reference to Exhibit 10.30 to Company's Quarterly Report on Form 10-Q dated August 14, 1998)

  10.36 Promissory Note Dated December 16, 1997 between South Trust Bank, National Association and Town 'N Country Plaza of Tampa, Ltd. (incorporated by reference to Exhibit 10.31 to Company's Quarterly Report on Form 10-Q dated August 14, 1998)


  10.37 Amended and Restated Partnership Agreement dated May 15, 1998 of UIRT Town 'N Country, L.P.(incorporated by reference to Exhibit 10.32 to Company's Quarterly Report on Form 10-Q dated August 14, 1998)

  10.38   Contract  of Sale dated June 4, 1998,  by and  between the Company and
          Highland  Square Partners Ltd.  (incorporated  by reference to Exhibit
          10.35 to the  Company's  Current  Report on Form 8-K dated  October 7,
          1998)

  10.39 Promissory note dated as of November 26, 1996 made by Highland Square Partners, Ltd. to Belgravia Capital Corporation, as beneficiary in the principal amount of $4,525,000. (incorporated by reference to Exhibit
          10.36 to the  Company's  Current  Report on Form 8-K dated  October 7,
          1998)

  10.40 Promissory note dated November 26, 1997 made by Veriquest Colony Plaza One 1997 to Holliday Fenoglio, L.P., as beneficiary in the principal amount of $3,200,000.(incorporated by reference to Exhibit 10.9 to Company's Quarterly Report on Form 10-Q dated November 10, 1998)

  10.41 Revolving Credit Agreement dated August 25, 1998 made by and among the Company and Wells Fargo Bank, National Association.(incorporated by reference to Exhibit 10.10 to Company's Quarterly Report on Form 10-Q dated November 10, 1998)

**27.1    Financial Data Schedule

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

             The Company's Current Report on Form 8-K dated October 7, 1998 for the purpose of reporting the acquisition of the Highland Square Shopping Center.

             The Company's Current Report on Form 8-K/A for the purpose of providing financial statements and pro forma financial information with respect to the acquisition of the Highland Square Shopping Center.

             The Company's Current Report on Form 8-K dated January 15, 1999 for the purpose of reporting the acquisition of the Dallas Portfolio.

**           Filed as an exhibit hereto.

Exhibit 10.1

                             CONTRIBUTION AGREEMENT
                                 BY AND BETWEEN


                            UIRT - CENTENNIAL, L.P.,
                                AS "PARTNERSHIP,"

                                       AND

                          CENTENNIAL ACQUISITION CORP.,
                                AS "CONTRIBUTOR"

                                       AND

                          UNITED INVESTORS REALTY TRUST

                             CONTRIBUTION AGREEMENT


         THIS CONTRIBUTION AGREEMENT (this "Agreement") by and among CENTENNIAL ACQUISITION CORP., a Texas corporation ("Contributor"), and UIRT - CENTENNIAL, L.P., a Delaware limited partnership ("Partnership"), and UNITED INVESTORS REALTY TRUST, a Texas real estate investment trust, is entered into as of the Effective Date (hereinafter defined).

                                 R E C I T A L S

         WHEREAS, Contributor, as "Purchaser" or "Buyer," has heretofore entered into a contract with Josey Investment Joint Venture as "Seller," dated October 14, 1998 (as amended, the "Josey Ranch Contract"), for the purchase by Contributor of a shopping center and related buildings containing approximately 115,001 square feet of gross leasable area ("GLA") together with approximately 12 acres of excess land, located in Carrollton, Texas (the "Josey Ranch Shopping Center") for a purchase price of $9,816,560.00, a copy of which, together with all amendments, is attached hereto as Exhibit "A-1";

         WHEREAS, Contributor, as "Purchaser" or "Buyer," has also heretofore entered into a contract with Today Management, Inc., Today Melbourne Plaza, L.P., Today Northwest Crossing, L.P., Today Green Oaks, L.P., Today Parkwood, L.P. and Today Richwood, L.P., collectively as "Seller", dated October 16, 1998 (as amended, the "Brauss Contract") to purchase: (i) the "Green Oaks Shopping Center" located in Arlington, Texas and containing approximately 65,083 square feet of GLA, (ii) the "Melbourne Plaza Shopping Center" located in Hurst, Texas and containing approximately 147,516 square feet of GLA, (iii) the "Northwest Crossing Shopping Center" located in Garland, Texas and containing approximately 33,365 square feet of GLA; (iv) the "Six Flags Village Shopping Center" located in Arlington, Texas and containing approximately 76,362 square feet of GLA, (v) the "Parkwood Square Shopping Center" located in Plano, Texas and containing approximately 78,798 square feet of GLA, and (vi) the "Richwood Shopping Center" located in Richardson, Texas and containing approximately 54,872 square feet of GLA, all for an aggregate purchase price of $31,900,000.00, a copy of which, together with all amendments, is attached hereto as Exhibit "A-2" (the Josey Ranch Contract and the Brauss Contract are each a "Contract" and are collectively the "Contracts"); and

         WHEREAS, Centennial desires to contribute all of its right, title and interest in and to the Contracts for an interest in the Partnership and certain cash sums, and Partnership desires to assume the Contracts.

                              W I T N E S S E T H:

         NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which being hereby acknowledged, the parties hereto agree as follows:

1. Contribution/Assignment of the Contracts

         (a) For good and valuable consideration set forth herein, and in consideration of Partnership entering into this Agreement, Contributor does hereby contribute, assign, transfer, and convey to Partnership all of Contributor's right, title and interest in, under, and to the Contracts, together with any and all earnest money deposited by Contributor in connection with the Contracts. By its execution of this Agreement, Partnership hereby accepts the foregoing contribution and assignment and agrees to, and hereby does, assume all of Contributor's obligations under the Contracts. The foregoing assignment and contribution shall in all events be subject to the terms and conditions of this Agreement. Though this Agreement shall alone suffice to effect the forgoing assignments, Contributor and Partnership shall, concurrently with their execution and delivery of this Agreement, execute and deliver the Assignment and Assumption Agreement (the "Assignment") attached hereto as Exhibit "B" hereto. Such separate assignment shall not operate to provide additional rights or impose additional liabilities or obligations on either party hereto but is intended to provide evidence of the assignments effectuated hereby to the sellers under the Contracts apart from delivering this entire agreement.

         (b) Notwithstanding the above, if the Contracts, or any of them, do not expressly permit the free assignment thereof to Partnership (and thereafter to an affiliate of Partnership if so required by UIRT or Partnership) without a seller's consent, Partnership's obligations under this Agreement shall be conditioned upon Contributor having obtained the written consent from the sellers under each of such Contracts allowing them to be assigned to Partnership and Partnership's subsequent assignment to an affiliate of Partnership. If such consent is not obtained from the sellers under such Contracts within five (5) business days after the Effective Date, Partnership may, at its sole option, elect to terminate this Agreement entirely or only with respect to such Contracts that cannot be assigned (in which event the consideration provided for in Paragraph 2(a) shall be appropriately adjusted). With respect to any such Contracts, or with respect to all of the Contracts if Partnership terminates this Agreement, the assignment provided for herein shall be voided and of no force or effect.

                         2. Consideration to Contributor

         In consideration of the assignment of the Contracts to Partnership:

         (a) Upon the closing of a Contract by Partnership, Partnership shall issue to Contributor partnership units (collectively, "Units") in the Partnership, the actual number and value thereof, and the rights and obligations with respect thereto, being set forth in the Amended and Restated Agreement of Limited Partnership of the Partnership attached hereto as Exhibit "C" to be executed by Contributor, as a limited partner, and United Investors Realty Trust ("UIRT"), as general partner; and

         (b) Upon the closing of the first of the Contracts to be closed by Partnership, Partnership shall pay to Contributor in cash or other immediately available funds the sum of ONE HUNDRED FIFTY THOUSAND AND NO/100 DOLLARS ($150,000.00) (the "Cash Payment"). If none of the Contracts are closed or consummated, the Cash Payment shall not be paid. Contributor shall not be entitled to any further cash consideration. Such amount is not a distribution by Partnership but is simply deferred cash consideration to Contributor for the assignment in
         Article 1 above.

                                3. Earnest Money

         Within  three  (3)  business  days  after the later to occur of (i) the
Effective Date, or (ii) the date upon which all required consents to assignments, as referenced in Paragraph 1(b) above, have been obtained, and further provided that Contributor has performed any obligations to be performed by Contributor up to such date including, without limitation, the execution of the Assignment and the Amended and Restated Agreement of Limited Partnership attached hereto as Exhibit "C" (the "Partnership Agreement"), Partnership shall pay to Contributor the total sum deposited by Contributor under the Contracts as of such date as "earnest money" or "escrow funds." Contributor represents and warrants to Partnership that the total "earnest money" or "escrow funds" paid or deposited by Contributor under the Contracts is as follows: (i) Josey Ranch Contract - $50,000.00; (ii) Brauss Contract - $50,000.00, for a total of $100,000.00 (collectively, the "Earnest Money"). Once paid to Contributor, and except for the Contributor Option (hereinafter defined), Contributor shall have no further right, title or interest in or to the Earnest Money and agrees to execute whatever instruments are requested by Partnership to provide evidence to the sellers and title companies under the Contracts of such fact.

                                4. Due Diligence

         (a) Within three (3) business days after the Effective Date, Contributor shall deliver to Partnership all due diligence materials provided pursuant to the Contracts or otherwise obtained or caused to be prepared by or on behalf of Contributor including, without limitation, to the extent in
Contributor's possession, the following (collectively, "Due Diligence Materials"): (i) current rent rolls and, to the extent available, rent rolls for each of the subject properties as of December 31, 1997 and 1996; (ii) site plans and development plans; (iii) title policies and/or current title commitments (together with underlying documents) and surveys covering the properties that are the subject of the Contracts (individually, a "Property" and collectively, the "Properties"); (iv) copies of all leases (including ground leases) covering the Properties, together with copies of all amendments thereto, currently in effect or pending (the "Leases") and lease abstracts for all Leases; (v) operating and capital expenditure statements for calendar year 1996, 1997 and year-to-date 1998 for each of the Properties; (vi) CAM reconciliations for 1996, 1997 and, to the extent available, year-to-date 1998; (vii) current real estate tax bills for each of the Properties or, if not available for 1998, invoices for 1997 real estate taxes and current year assessed values and tax rates; (viii) operating and capital expenditure budgets for 1999; (ix) copies of any cross easement or reciprocal easement agreements; (x) engineering inspection and environmental and soil studies and reports; (xi) copies of any certificates of occupancy, zoning and permitted use information, photographs and aerial pictures; (xii) true, correct and complete copies of all management agreements, leasing and commission agreements, and service and vendor agreements affecting the Properties; and (xiii) details regarding any pending leases, and outstanding or pending tenant improvement and leasing commission obligations.

         (b) To the extent that Contributor has not assembled or caused to be prepared any of the Due Diligence Materials described in subparagraph 4(a) above, and with respect to reviewing the correspondence and other relevant files of each of the sellers under the Contracts, Contributor shall use good faith efforts to obtain for Partnership such information or access to and copies of such information, or any other information (whether or not specifically described in subparagraph 4(a) above) as Partnership may reasonably request (and such shall be included within the definition of Due Diligence Materials). Partnership shall reimburse Contributor for Contributor's reasonable and actual costs of obtaining, after October 16, 1998, any such additional information. Such reimbursement shall be made by Partnership to Contributor within five (5) days after receipt by Partnership of a written statement therefore together with supporting documents detailing the costs incurred by Contributor after October 16, 1998 in connection with obtaining such information. In no event will Partnership be obligated to reimburse Contributor for, or pay any costs incurred by Contributor with respect to, any costs of due diligence gathering, review or inspection that were performed, gathered or ordered or contracted for prior to October 16, 1998. Additionally, Partnership shall not reimburse Contributor for any professional fees or expenses or internal costs incurred by Contributor (who for purposes of this subparagraph includes Steven Levin) in connection with the negotiation, drafting, execution and delivery of the Contracts or this Agreement and costs incidental or attributable thereto including, without limitation, attorneys fees. Contributor covenants and agrees to indemnify and hold Partnership harmless from and against such costs and expenses.

         (c) If Contributor discovers any material defect, error, or omission in any Due Diligence Materials, Contributor will promptly give Partnership notice with detailed information pertaining to such defect, error, or omission.

                         5. Administration of Contracts

         (a) During the existence of this Agreement, and regardless of the fact that one or more of the Contracts may not have been assigned to Partnership, Partnership shall have complete and absolute control over the Contracts, due diligence efforts and negotiations with the various sellers thereunder including, without limitation, amendments, price reductions, extensions, giving of notices and exercise of all rights thereunder including, without limitation, termination rights, all in Partnership's sole and absolute discretion.
Contributor shall defer to all decisions of Partnership and will not independently contact the sellers without Partnership's prior approval. Contributor agrees that Partnership may notify the sellers of the above and Contributor agrees to acknowledge such fact to the sellers. Contributor agrees to cooperate with and, upon request by Partnership, assist Partnership in connection with the administration of the Contracts. Specifically, but without limitation, Contributor shall cooperate with Partnership in connection with due diligence efforts, communications and negotiations with sellers and other necessary parties and shall render such advice and assistance regarding the Properties and the Contracts as Partnership may, from time to time, reasonably request. Contributor shall assist Partnership in connection with planning the post closing management of the Properties and shall, upon request, make introductions with well-qualified candidates for managers and leasing agents for the Properties. Contributor agrees in connection with its obligations under this subparagraph that it will cause its President, Steven Levin, to be directly involved.

         (b) Contributor acknowledges and agrees that Partnership is not obligated under this Agreement to close under any of the Contracts. Partnership shall have no liability whatsoever arising as a result of Partnership's failure to close under one or more of the Contracts regardless of whether any such failure is due to the exercise of a termination right under a Contract or breach thereof by Partnership.


6. Omitted

                 7. Contributor's Representations and Warranties

                  Contributor hereby represents and warrants to Partnership and UIRT the following:

         (a) That, to its actual knowledge, (i) except to the extent disclosed to UIRT in writing, the financial information and the Due Diligence Materials provided to Contributor and delivered by Contributor to Partnership are true and accurate in all material respects, and (ii) all of the documentation turned over to Contributor by the sellers under each of the Contracts has, in all material respects, been delivered to Partnership.

         (b) Contributor has the sole power and authority to contribute, transfer and assign each of the Contracts to Partnership and that, to Contributor's actual knowledge, no consents or approvals from any third party, other than a lender(s) holding a first lien against the Green Oaks Shopping Center, Melbourne Plaza Shopping Center, Northwest Crossing Shopping Center, Six Flags Shopping Center, Parkwood Square Shopping Center, Richwood Shopping Center or on Josey Ranch Shopping Center (which requires a waiver of a right of first refusal with respect to a portion of this property and consent to prepay), are required or necessary in order for the Partnership to close title on each of the Properties, or any of them.

         (c) Except as disclosed in the Due Diligence Materials, otherwise disclosed to Partnership by Contributor in writing or otherwise known by Partnership Contributor has no actual knowledge that any of the Properties or the sellers under the Contracts are currently subject to any existing, pending, or threatened investigation or inquiry by any governmental authority or to any remedial obligations under any Applicable Laws pertaining to health or the environment ("Environmental Laws").

         (d) Contributor is a duly formed and validly existing corporation under the laws of the State of Texas. Contributor is authorized to enter into this Agreement, and the undersigned signatory party for Contributor has been duly authorized to execute this Agreement. Contributor is duly authorized to consummate the transaction contemplated by this Agreement.

         (e) The agreements attached under Exhibit "A" are true, correct and complete copies of the Contracts and such have not been amended in any way as except as set forth therein.

         (f) Except as disclosed in the Due Diligence Materials, otherwise disclosed to Partnership by Contributor in writing or otherwise known by Partnership and to Contributor's actual knowledge, there are no agreements with any other person relating to the sale or other conveyance of the Properties, or any of them, or that would prevent the closing of a sale of the Properties, or any of them, to Partnership.

         (g) To Contributor's actual knowledge, no event of default has occurred (or if uncured with the passage of time would occur) under the Contracts. Contributor has not received any actual notice (oral or written) from any of the sellers under the Contracts of any material default or potential or alleged material default by Contributor thereunder.

         (h) In order to induce the Partnership to issue Units to Contributor, Contributor hereby acknowledges its understanding that the issuance of Units is intended to be exempt from registration under the Securities Act of 1933, as amended, and the rules and regulations in effect thereunder (the "Act"). In furtherance thereof, Contributor further represents and warrants the following:

                  (i) Contributor is acquiring the Units in Partnership solely for its own account for the purpose of investment and not as a nominee or agent for any other person and not with a view to, or for offer or sale in connection with, any distribution thereof within the meaning of the Act. Contributor agrees and acknowledges that it is not permitted to offer, transfer, sell, assign, pledge, hypothecate or otherwise dispose of ("Transfer") any of the Units issued to it except as provided in this Agreement and the Partnership Agreement.

                  (ii) Contributor and its shareholders are knowledgeable, sophisticated and experienced in business and financial matters; Contributor and its shareholders fully understand the limitations on transfer described in this Agreement and the Partnership Agreement; Contributor and its shareholders are able to bear the economic risk of holding the Units for an indefinite period and are able to afford the complete loss of their investment in the Units; Contributor and its shareholders have received and reviewed the Partnership Agreement and copies of the documents filed by UIRT under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and all registration statements and related prospectuses and supplements filed by UIRT and declared effective under the Act for the last two years (collectively, the "SEC Documents") and have been given the opportunity to obtain any additional information or documents and to ask questions and receive answers about such documents, UIRT and the Partnership and the business and prospects of UIRT and the Partnership which Contributor and its shareholders deem necessary to evaluate the merits and risks related to its investment in the Units; and Contributor and its shareholders understand and have taken cognizance of all risk factors related to the purchase of the Units.

                  (iii) Contributor and its shareholders acknowledge that they have been advised that (A) the Units may have to be held indefinitely, and Contributor and its shareholders will continue to bear the economic risk of the investment in the Units, unless the Units are exchanged pursuant to the Partnership Agreement or the Put Agreement (hereinafter defined) or is subsequently registered under the Act or an exemption from such registration is available, (B) it is not anticipated that there will be any public market for the Units at any time, (C) Rule 144 promulgated under the Act may not be available with respect to the sale of any securities of the Partnership (and that upon exchange of the Units for common shares of UIRT and a new holding period under Rule 144 may commence), and the Partnership has made no covenant, and makes no covenant, to make Rule 144 available with respect to the sale of any of the Units, (D) a restrictive legend as set forth below shall be placed on the certificates or instruments representing the Units, and (E) a notation shall be made in the appropriate records of the Partnership indicating that the Units are subject to restrictions on Transfer.

                  (iv)  Contributor and its  shareholders  also acknowledge that
         (A) the exchange of Units for common shares of UIRT is subject to certain restrictions contained in the Partnership Agreement and the Put Agreement; and (B) the common shares which may be received upon such an exchange may, under certain circumstances, be "restricted securities" under Rule 144 and be subject to limitations as to transfer, and may therefore be subject to certain of the risks referred to in Paragraph 7(h)(iii) above.

                  (v) Contributor and each of its shareholders is either an "accredited investor" (as such term is defined in Rule 501(a) of Regulation D under the Act) or Contributor [and each of its shareholders] either alone or with its purchaser representative(s) has such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the prospective investment.

                  (vi) Contributor hereby acknowledges that each Certificate representing the Units shall bear the following legend:

         "THE UNITS REPRESENTED BY THIS CERTIFICATE OR INSTRUMENT MAY NOT BE TRANSFERRED, SOLD, ASSIGNED, PLEDGED, HYPOTHECATED OR OTHERWISE DISPOSED OF UNLESS SUCH TRANSFER, SALE, ASSIGNMENT, PLEDGE, HYPOTHECATION OR OTHER DISPOSITION COMPLIES WITH THE PROVISIONS OF THE PARTNERSHIP AGREEMENT DATED AS OF [ , 1998] (A COPY OF WHICH IS ON FILE WITH THE PARTNERSHIP). EXCEPT AS OTHERWISE PROVIDED IN SUCH AGREEMENT, NO TRANSFER, SALE, ASSIGNMENT, PLEDGE, HYPOTHECATION OR OTHER DISPOSITION OF THE UNITS REPRESENTED BY THIS CERTIFICATE MAY BE MADE EXCEPT (i) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR (ii) IF THE PARTNERSHIP HAS RECEIVED (IF IT SO REQUIRES) A SATISFACTORY OPINION OF COUNSEL FOR THE HOLDER THAT SUCH TRANSFER, SALE, ASSIGNMENT, PLEDGE, HYPOTHECATION OR OTHER DISPOSITION IS EXEMPT FROM THE PROVISIONS OF
         SECTION  5  OF  THE  ACT  AND  THE  RULES  AND  REGULATIONS  IN  EFFECT
         THEREUNDER."

         "Actual knowledge," as used herein, means the actual and conscious knowledge of Steven Levin. The foregoing representations and warranties shall be deemed to be repeated by Contributor at the closing of each Contract and shall survive the closings of the Contracts, or any of them, and the termination of this Agreement.

                8. Representations and Warranties of Partnership

         Partnership   hereby   represents  and  warrants  to  Contributor   the
following:

         (a) Partnership is a duly formed and validly existing limited partnership under the laws of the State of Delaware and qualified to conduct business in the State of Texas. Partnership is authorized to enter into this Agreement, and the undersigned signatory party for Partnership is (i) a duly formed and validly existing real estate investment trust corporation under the laws of the State of Texas and qualified to conduct business in the State of Delaware, and (ii) duly authorized to execute this Agreement, as is the individual signing on behalf of such entity.

         (b) There is no pending or, to its knowledge, threatened litigation against the Partnership that if adversely determined would have a material, adverse effect on the Partnership or the ability of the Partnership to perform its obligations under this Agreement in a timely manner.

         (c) To the knowledge of Partnership, it is in substantial compliance with all material statutes, ordinances, orders, rules and regulations promulgated by any federal, state, municipal or other governmental authority which apply to the conduct of its business, except for any non-compliance or violation, individually or in the aggregate, which would not have a material, adverse effect on the ability of Partnership to perform any of its obligations under this Agreement in a timely manner.

         The foregoing representations and warranties shall be deemed to be repeated by Partnership at each closing under a Contract and shall the survive the closings under the Contracts, or any of them, and the termination of this Agreement.

                                 9. Indemnities

         Each party hereto agrees to indemnify, defend and hold the other party harmless from and against any and all claims, demands, causes of action, losses, damages, liabilities, costs and expenses incurred by the indemnified party (including reasonable attorneys' fees and court costs) of any and every kind or character, known or unknown, fixed or contingent, asserted against or incurred by the indemnified party at any time and from time to time by reason of or arising out of an act or omission of the indemnifying party or a breach or default under this Agreement or any representations or warranties contained herein by the indemnifying party. This Article 9 shall survive the termination or expiration of this Agreement.

                             10. Broker Commissions

         (a) Contributor represents and warrants that it is not obligated to pay any brokerage commissions or finder's fees with respect to any of the Contracts or with respect to this Agreement, except that (i) it may have incurred an obligation to pay SDM Financial $50,000.00 (the "SDM Fee") if, as and when there is a closing by Contributor under the Josey Ranch Contract, and (ii) it acknowledges that Sid Goldstein introduced it and/or Steven Levin to UIRT. Partnership shall pay SDM Financial the SDM Fee as a commission or finder's fee if, as and when the Josey Ranch Contract is actually closed by Partnership, but not otherwise. With respect to Sid Goldstein, although neither Partnership nor UIRT has any obligation to do so, if all three of the Contracts are closed by Partnership, Partnership will pay Sid Goldstein an amount not to exceed $150,000.00 as a finder's fee (the "Goldstein Fee"). If the Contracts close at different times, the Goldstein Fee will be prorated to reflect the amount paid at each such closing. In the event that one of more of the Contracts is not closed, or the prices paid by Partnership are reduced for whatever reason, the Goldstein Fee will reduced prorata. The provisions of this paragraph are not intended for the benefit of anyone not a party to this Agreement and may not be enforced by anyone not a party hereto.

         (b) Contributor hereby indemnifies and holds UIRT and Partnership harmless from any and all claims for commissions and/or finders fees, including, without limitation, to SDM Financial and Sid Goldstein, who may have been responsible, or who may claim to be responsible, in whole or in part, for introducing Contributor and/or Steve Levin to any of the Properties and/or to UIRT or Partnership; provided, however, that with respect to SDM Financial and Sid Goldstein, such indemnification shall, upon closing of the appropriate Contracts pursuant to this Agreement, be to amounts in excess of that which Partnership has agreed to pay. UIRT and Partnership represent and warrant to Contributor that the only parties or persons that they have dealt with in connection with the Properties is Sid Goldstein, but asserts that at the time of such introduction it had not agreed to compensate Sid Goldstein in any way for his efforts. UIRT hereby indemnifies and holds harmless Contributor from and against the claims for any other person claiming by, through or under UIRT or Partnership with respect to the introduction of Contributor to UIRT, and with respect to SDM Financial and Sid Goldstein, UIRT indemnifies and holds Contributor harmless up to the amounts to which it has agreed hereunder to pay.

         (c) The terms of this Article 10 shall survive the termination or expiration of this Agreement.

                              11. Default /Remedies

         If either party defaults under its obligations hereunder and such default is not cured within ten (10) days after written notice from the non-defaulting party specifying such default, the non-defaulting party may (i) elect to terminate this Agreement, and/or (ii) seek any and all remedies available to the non-defaulting party at law or equity, provided that monetary damages shall in all events be limited to actual damages. In no event shall a party hereto be entitled to recover punitive, speculative, consequential or similar type damages.

                                 12. Termination

         This Agreement shall terminate and thereafter be of no further force of effect upon the earlier to occur of (i) termination by a party under Article 11;
(ii) closing of the last Contract in effect, and (iii) the date that the last remaining Contract in effect is terminated. No termination shall relieve either party hereto from any of its obligations or liabilities that arose prior to such termination or which by their terms expressly survive termination.


                                   13. Notices

         Any notice or communication required or permitted hereunder shall be given in writing, sent by (a) personal delivery, (b) overnight courier or delivery service with proof of delivery, (c) United States mail, postage prepaid, registered or certified mail, or (d) prepaid telegram or telecopy
(provided that such telegram or telecopy is confirmed by mail in the manner previously described), addressed as follows:

    To Contributor:             Centennial  Acquisition  Corp.
                                12720 Hillcrest,  Suite 750
                                Dallas,  Texas 75230
                                Attn: Steven Levin
                                Telecopy:(972)934-2710

    With a copy to:             Gardere & Wynne, L.L.P.
                                3000 Thanksgiving Tower
                                Dallas,  Texas 75201
                                Attn: Cliff Risman
                                Telecopy: (214)979-4667

   To Partnership or UIRT:      United Investors Realty Tr
                                5847 San Felipe, Suite 850
                                Houston, Texas 77057
                                Attention: Chief Financial Officer
                                Telecopy: (713) 268-6005

   With a copy to:              Liddell, Sapp, Zivley, Hill & LaBoon
                                2001 Ross Avenue, Suite 3000
                                Dallas, Texas 75201
                                Attention: Mr. Bryan L. Goolsby
                                Telecopy (214) 849-55

or to such other address or to the attention of such other person as hereafter shall be designated in writing by the applicable party in a notice sent in accordance with these notice provisions. Any such notice or communication shall be deemed to have been given at the time of personal delivery or, in the case of certified or registered mail, three (3) days after deposit in the custody of the United States Postal Service, or in the case of overnight courier or delivery service, as of the date of first attempted delivery at the address and in the manner provided herein, or, in the case of telegram or telecopy, upon receipt.

                            14. Partnership Agreement

         Concurrently with the execution and delivery of this Agreement, the parties shall enter into and deliver the Amended and Restated Agreement of Limited Partnership attached hereto as Exhibit "C", the Registration Rights Agreement attached hereto as Exhibit "D" and the Put Agreement (herein so called) attached hereto as Exhibit "E".

                                15. Miscellaneous

         (a) This Agreement shall be binding upon and shall inure to the benefit of the parties hereto, and their heirs, successors, and assigns. Whenever in this Agreement a reference is made to any of the parties hereto, such reference shall be deemed to include a reference to the heirs, legal representatives, successors, and assigns of such parties.

         (b) The titles of the Paragraphs of this Agreement shall have no effect and shall neither limit nor amplify the provisions of the Agreement itself.

         (c) Except for the Partnership Agreement, the Registration Rights Agreement and the Put Agreement, this Agreement constitutes the entire agreement between the parties and supersedes and replaces all prior and contemporaneous agreements, representations, and understandings between Partnership and Contributor, whether written or oral, including, but not limited to, that certain Agreement to Contribute Purchase Contracts dated October 16, 1998 between Contributor and UIRT; provided that any liabilities that begin to accrue thereunder prior to the Effective Date shall not be affected hereby. This Agreement shall not be amended or changed except by written instrument signed by the party to be charged therewith.

         (d) Time is of the essence with respect to the various times for performance by Contributor, UIRT and Partnership.

         (e) This Agreement is the result of negotiations between the parties and, accordingly, shall not be construed for or against either party regardless of which party drafted this Agreement or any portion thereof.

         (f) It is not intended by this Agreement to, and nothing contained in this Agreement shall, create any partnership, joint venture, or other similar arrangement between Contributor and Partnership, except as expressly provided in the Partnership Agreement. No term or provision of this Agreement is intended to, or shall, be for the benefit or any person, firm, corporation, or other entity not a party hereto (including, without limitation, any broker), and no such party shall have any right or cause of action hereunder.

         (g) This Agreement shall be governed by and construed in accordance with the laws, including choice of law rules, of the State of Texas. Venue for any action in connection herewith shall be in the federal and state courts of competent jurisdiction located in Dallas County, Texas, shall have exclusive personal jurisdiction over the parties to this Agreement. Each party agrees to process being effected upon it by registered mail sent to the address and in the manner specified in Article 13. Each party hereby irrevocably waives, to the fullest extent permitted by law, any objection which it may now or hereafter have to any suit, action or proceeding arising out of or relating to this Agreement being brought in the federal or state courts of competent jurisdiction located in Dallas County, Texas, and hereby further irrevocably waives any claim that any such suit, action or proceeding brought in any such court has been brought in an inconvenient forum. In any litigation between the parties to this Agreement, the prevailing party shall be entitled to recover from the non-prevailing party all costs and expenses (including, without limitation, fees and expenses of advisors and attorneys and related court costs) incurred by the prevailing party in such litigation.

         (h) Except as herein expressly provided, no waiver by a party of any breach of this Agreement or of any warranty or representation hereunder by the other party shall be deemed to be a waiver of any other breach by the other party (whether preceding or succeeding and whether of the same or similar nature), and no acceptance of payment or performance by a party after any breach by the other party shall be deemed to be a waiver of any breach of this Agreement or of any representation or warranty hereunder by such other party, whether the first party knows of such breach at the time it accepts such payment or performance. No failure or delay by a party to exercise any right it may have by reason of the default of the other party shall operate as a waiver of default or modification of this Agreement or shall prevent the exercise of any right by the first party while the other party continues to be so in default.

         (i) Each section of this Agreement constitutes a separate agreement between the parties. In the event that any provision of this Agreement, which would not deprive the parties, or either of them, of the benefit of the bargain, is deemed to be illegal, invalid, or unenforceable on its face or as applied, then such provision shall be deemed severed herefrom to the extent illegal, invalid, and unenforceable.

         (j) Neither the partners of Partnership (other than the general partner thereof), nor the officers, employees, or other agents of the Partnership or UIRT shall be personally, corporately, or individually liable, in any manner whatsoever, for any debt, act, omission, or obligation of Partnership, and all persons having claims of any kind whatsoever against Partnership shall look solely to the property of Partnership (and the assets of the general partner thereof) for the enforcement of their rights (whether monetary or non-monetary) against Partnership except to the extent of any liability of Partnership expressly assumed or guaranteed by Contributor.

         (k) If any date set forth in this Agreement as the last date for the taking of any action hereunder shall fall on a Saturday, Sunday, or a federal holiday (a federal holiday being a day on which the United States Postal Service does not deliver first class mail), then the last date for taking such action shall be extended to the next succeeding day that is not a Saturday, Sunday, or federal holiday.

         (l) The latter of the two dates that Contributor and Partnership execute this Agreement shall be the "Effective Date" of this Agreement for all purposes.

         (m) If more than one party constitutes "Contributor," as that term is defined in this Agreement, then all parties constituting Contributor shall be and are jointly and severally liable for each and every obligation of Contributor, of whatever nature, under the terms of this Agreement.

         (n) The parties hereto acknowledge that negotiations are underway pursuant to which Steve Levin may become an employee of UIRT or the Partnership. The closing of title to one or more of the Properties or the failure to close one or more of the Properties or the termination of any of the Contracts shall not affect such negotiations or any agreement regarding such possible employment. The employment, or failure to employ, Steve Levin by the Partnership or UIRT shall not affect any consideration payable to Contributor under this Agreement

         (o) Each party agrees that TIME IS OF THE ESSENCE with respect to all time frames set forth herein and the performance by each party of their obligations hereunder.

         (p) This Agreement may not be assigned by either party hereto without the prior written consent of the other party hereto, which may be withheld in such party's sole discretion.

         (q) The parties acknowledge that prior to execution of this Agreement they contemplated the contribution of an additional agreement with Contributor, as "Purchaser" or "Buyer," and ASG National Plaza, Ltd. and ASG Hulen Pointe, Ltd., collectively as "Seller," dated August __, 1998 (as amended, the "Hulen/Northwood Contract"), to purchase (i) the "Hulen Point Shopping Center" located in Fort Worth, Texas and containing approximately 174,479 square feet of GLA and (ii) the "Northwood Plaza Shopping Center" located in North Richland
Hills, Texas and containing approximately 144,150 square feet of GLA. The parties confirm that the Hulen/Northwood Contract is not a part of this Agreement and that neither Partnership nor UIRT has any obligations or liabilities with respect thereto. Contributor hereby indemnifies and agrees to hold Partnership and UIRT harmless from any loss or damage arising out of the Hulen/Northwood Contract other than that caused by UIRT, Partnership or their respective agents or contractors.

EXECUTED by Partnership this ___ day of __________________,1998.

                          UIRT - CENTENNIAL, L.P., a
                          Delaware limited partnership

                          By: United Investors Realty Trust, a Texas real estate investment trust, General Partner

                                   By:__________________________________
                                   Name: Lewis H. Sandler
                                   Title: President

                                                    "Partnership"


EXECUTED by Contributor this ___ day of __________________,1998.

                          CENTENNIAL ACQUISITION CORP.,
                          a Texas corporation

                          By:__________________________
                          Name:________________________
                          Title:_______________________
                                      "Contributor"

EXECUTED by UIRT this ___ day of __________________, 1998.

                         UNITED INVESTORS REALTY TRUST,
                         a Texas real estate investment trust

                         By:___________________
                         Name: Lewis H. Sandler
                         Title: President

                              SCHEDULE OF EXHIBITS

Exhibit "A" - Contracts

         Exhibit A-1 - Josey Ranch Contract

         Exhibit A-2 - Brauss Contract

Exhibit "B" - Form of Assignment and Assumption Agreement

Exhibit "C" - Form of Amended and Restated Partnership Agreement

Exhibit "D" - Registration Rights Agreement

Exhibit "E" - Put Agreement

                                   EXHIBIT "A"
                                    CONTRACTS

                                   EXHIBIT "B"

                       ASSIGNMENT AND ASSUMPTION AGREEMENT


         THIS ASSIGNMENT OF CONTRACT ("Assignment") is executed as of the of , 1998, by and between CENTENNIAL ACQUISITION CORP., a Texas corporation ("Assignor") and UIRT - CENTENNIAL, L.P., a Delaware limited partnership ("Assignee").

         For Ten and No/100 Dollars ($10.00) and other good and valuable consideration, the receipt, adequacy, and sufficiency of which hereby are acknowledged, Assignor does hereby assign, transfer, and convey to Assignee, all of Assignor's right, title and interest in, under, and to those certain contracts and agreements identified on Schedule I attached hereto and incorporated herein by reference (the "Contracts"), together with any and all earnest money deposited by Assignor under the Contracts and any interest thereon to which Assignor would otherwise be entitled. By its execution hereof, Assignee hereby accepts the foregoing assignment and agrees to, and hereby does, assume all of Assignor's obligations under the Contracts.

         IN WITNESS WHEREOF, the parties hereto have duly executed this Assignment to be effective as of the date and year first above written.

                                ASSIGNOR:
                                CENTENNIAL ACQUISITION CORP.,
                                a Texas corporation

                                By:__________________
                                Name:________________
                                Title:_______________

                                ASSIGNEE:

                                UIRT - CENTENNIAL, L. P.,
                                a Delaware limited partnership

                                By: United Investors Realty Trust, a Texas real
                                    estate investment trust, General Partner

                                By:_______________________
                                Name: Lewis H. Sandler
                                Title: President

                                   EXHIBIT "C"

                   AMENDED AND RESTATED PARTNERSHIP AGREEMENT

                                   EXHIBIT "D"

                          REGISTRATION RIGHTS AGREEMENT

                                   EXHIBIT "E"

                                  PUT AGREEMENT

EXHIBIT 10.2

                             TODAY GREEN OAKS, L.P.
                        AGREEMENT OF LIMITED PARTNERSHIP



         THIS AGREEMENT OF LIMITED PARTNERSHIP (the "Agreement") dated as of the 31st day of August, 1995, by and among TODAY GREEN OAKS GP, INC., a Texas Corporation, as general partner (as further defined in Article I, the "General Partner"), and the persons listed on Schedule A hereto as limited partners (the "Limited Partners") (the General Partner and the Limited Partners are
hereinafter collectively called the "Partners" and individually called a "Partner").

                                    RECITALS:

         The General Partner, as general partner, and the Limited Partners, as limited partners, desire to form a limited partnership to be known as TODAY GREEN OAKS, L.P. The Partnership is being formed for the purposes of purchasing and acquiring the real property being more particularly described on Exhibit A attached hereto and made a part hereof ("Property").

         NOW, THEREFORE, in consideration of the premises and the agreements contained herein and for other valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto do hereby make and enter into this Agreement and do hereby continue the Partnership as a limited partnership pursuant to the provisions of the Texas Revised Limited Partnership Act, and agree as follows:


                                    ARTICLE I

                               CERTAIN DEFINITIONS

         Section 1.1 Definitions.

                  (a) Adjusted Capital Account Deficit. With respect to any Partner, the deficit balance, if any, in such Partner's Capital Account as of the end of the relevant fiscal year, giving effect to the adjustments described in Section 1.1(d) and further adjusted as follows:

                           (i) Credit to such Capital  Account any amounts which
                  such Partner is obligated to restore pursuant to any provision of this Agreement or is deemed to be obligated to restore pursuant to the penultimate sentences of Treasury Regulations
                  Section 1.704-2(g)(1) and 1.704-2(i)(5), or any successor provisions: and

                           (ii) Debit to such Capital Account the items described in Sections 1. 704-1(b)(2)
                                    (ii)(d)(4),  (5) and

                  (6) of the Treasury Regulations.

                  (b) Affiliate. As applied to any Person, (a) if an individual, a member of such Person's immediate family; (b) if a business entity, any partner, shareholder, member, director, officer or manager of such Person; (c) if a trust, any trustee or beneficiary of such Person; and
         (d) any other Person directly or indirectly controlling, controlled by, or under common control with, such Person. In this definition, the term "control" shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, and shall include ownership of ten percent (10%) or more of the beneficial interest in the firm or entity referred to, and the term "immediate family" shall mean the spouse, ancestors, lineal descendants, brothers and sisters of the Person in question, including those Persons adopted.

                  (c) Agreement. This Agreement of Limited Partnership as it may be amended from time to time.

                  (d) Capital Account. With respect to any Partner, the Capital Account maintained for such Person in accordance with the following provisions:

                           (i) To each Partner's  Capital Account there shall be
                  credited such Partner's Capital Contributions, such Person's share of any items in the nature of income or gain which are allocated pursuant to Article IV hereof and the amount of any Partnership liabilities assumed by such Partner or which are secured by any property distributed to such Person;

                           (ii) To each Partner's Capital Account there shall be
                  debited the amount of cash and the fair market value of any property distributed to such Person pursuant to any provision of this Agreement, such Partner's share of any items in the nature of expenses or losses which are allocated pursuant to
                  Article IV hereof and the amount of any liabilities of such Partner assumed by the Partnership or which are secured by any property contributed by such Person to the Partnership.

                  (e) Capital Contributions. With respect to any Partner, the amount of money and the initial Gross Asset value of any property (other than money) contributed to the Partnership by or for such Partner.

                  (f) Cash Available for Distributions. The sum of Operating Cash as defined herein and Cash From Financings or Refinancings and Cash from Interim Capital Transactions.

                  (g) Cash From Financings or Refinancings. All cash receipts of the Partnership arising from a Financing or Refinancing less (i) in the case of a Refinancing, the amount of cash necessary for the payment of the principal balance of, and accrued interest and premiums, if any, on the indebtedness being refinanced in such Refinancing; (ii) INTENTIONALLY DELETED; (iii) in the case of a Financing, the amount expended from such Financing for the purposes for which the Financing was incurred other than the amounts, if any, distributed to the Partners out of such proceeds; (iv) the amount of cash paid or to be paid by the Partnership for expenses (to the extent not included in clauses (i) or (ii) above) incurred in connection with such Financing or Refinancing; and (v) the amount considered appropriate by the General Partner as reserves.

                  (h) Cash From Interim Capital Transactions. All cash receipts of the Partnership arising from Interim Capital Transactions less the amount of cash paid or to be paid by the Partnership for expenses incurred in connection with such Interim Capital Transactions and in the case of an insurance or condemnation award, the amount of cash required to be paid by the Partnership to any third party out of such receipts (including a lender) and the amount of cash paid or required to be paid by the Partnership to replace or repair the Property, directly or indirectly, due to the casualty or condemnation that gave rise to such Interim Capital Transaction.

                  (i) Code. The Internal Revenue Code of 1986, as amended, or corresponding provisions of subsequent revenue laws.

                  (j) Code Section 705(a)(2)(B) Expenditures. Expenditures described in Code Section 705(a)(2)(B) and any amounts treated as Code
         Section 705(a)(2)(B) expenditures under Treasury Regulations Section 1. 704-1(b)(2)(iv)(i)(2) and (3).

                  (k) Delinquent Partner. As defined in Section 2.6(c) hereof.

                  (l) Depreciation. For each fiscal year or other period, an amount equal to the depreciation, amortization or other cost recovery deduction allowable with respect to an asset for such year or other period, except that if the Gross Asset Value of an asset differs from its adjusted basis for federal income tax purposes at the beginning of such year or other period, Depreciation shall be an amount which bears the same ratio to such beginning Gross Asset Value as the federal income tax depreciation, amortization or other cost recovery deduction for such year or other period bears to such beginning adjusted tax basis (unless the adjusted tax basis is equal to zero, in which event Depreciation shall be determined under any reasonable method selected by the General Partner).

                  (m) Distributions. Distributions of cash or other property made by the Partnership to the Partners.

                  (n) Financing or Refinancing. The borrowing of money by the Partnership, including borrowing money for the purpose of paying all or part of the outstanding balance, including accrued interest and premium, if any, of indebtedness of the Partnership.

                  (o) General Partner. Today Green Oaks GP, Inc., a Texas corporation, and any other Person who becomes a successor, substitute or additional General Partner of the Partnership as provided herein, in such Person's capacity as a general partner. Any successor or substitute General Partner for Today Green Oaks GP, Inc. must be a single purpose, "bankruptcy remote" entity organized and subject to the same restrictions as Today Green Oaks GP, Inc.

                  (p) Gross Asset Value. With respect to any asset, the asset's adjusted basis for federal income tax purposes, except as follows:

                           (i) The initial Gross Asset Value of any asset contributed by a Partner to the Partnership shall be the gross fair market value of such asset as determined by the contributing Partner and the General Partner.

                           (ii) The Gross Asset Value of all Partnership  assets
                  shall be adjusted to equal their respective gross fair market values, as determined by the General Partner and a Majority-in Interest of the Limited Partners as of the following times:
                  (a) the acquisition of an additional interest in the Partnership by any new or existing Partner in exchange for a Capital Contribution that is not de minimis; (b) the distribution by the Partnership to a Partner of partnership property that is not de minimis as consideration for an interest in the Partnership; and (c) the liquidation of the Partnership within the meaning of Treasury Regulation Section 1.704-1(b)(2)(ii)(g);

                           (iii) The Gross Asset Value of any Partnership  asset
                  distributed to any Partner shall be the gross fair market value of such asset on the date of distribution;

                           (iv) The Gross  Asset  Value of a  Partnership  asset
                  shall be increased (or decreased) to reflect any adjustments to the adjusted basis of such assets pursuant to Code Section 732(d), Code Section 734(b) or Code Section 743(b), but only to the extent that such adjustments are taken into account in determining Capital Accounts pursuant to Treasury Regulation
                  Section 1.704-1(b)(2)(iv)(m) and Section 4.2(d); provided, however, that Gross Asset Values shall not be adjusted pursuant to this subparagraph (iv) to the extent an adjustment pursuant to subparagraph (ii) of this subsection is necessary in connection with a transaction that would otherwise result in an adjustment pursuant to this subparagraph (iv); and

                           (v) The Gross Asset Value of an asset  determined  or
                  adjusted pursuant to this Section 1.1(o) shall be adjusted by the Depreciation taken into account with respect to such asset for purposes of computing profits and losses.

                  (q) Gross Revenues. All receipts of the Partnership arising from the operation of the Partnership other than Cash From Financings or Refinancings or proceeds from the sale of all or substantially all of the assets of the Partnership.

                  (r) Interim Capital Transaction. Any insurance award (other than for substantially the complete destruction of the Property), partial condemnation, sale of easements, rights-of-way or similar interest in the Property or sale of a portion of the Property or interest therein and any similar transaction which in accordance with generally accepted accounting practices, are attributable to capital but which do not result in the dissolution of the Partnership.

                  (s)      INTENTIONALLY DELETED.

                  (t)      INTENTIONALLY DELETED.

                  (u) Limited Partners.The persons listed as Limited Partners on Schedule A hereto and any other person who is admitted to the Partnership as a limited partner pursuant to Section 8.1(d).

                  (v) Majority-in-Interest of the Limited Partners. Limited Partners whose total Capital Contributions equal or exceed 51% of the total Capital Contributions made by all Limited Partners.

                  (w) Non-Delinquent Partners. A Partner who is not then a Delinquent Partner.

                  (x) Nonrecourse  Deductions.  Deductions in an amount and of a
         type  described  in  Treasury   Regulations   Section   1.704-2(c)  and
         2(j)(1)(ii), or any successor provisions.

                  (y) Operating Cash. For each taxable year of the Partnership, an amount equal to (i) all cash receipts of the Partnership plus (ii) liquidations of reserves during such taxable year in excess of those required to pay for any working capital needs, improvements, replacements or any other contingencies for which the reserves were created, minus (iii) Capital Contributions made to the Partnership during such taxable year, minus (iv) any amounts considered necessary by the General Partner for the payment of debts, including but not limited to the Partnership Loan (hereinafter defined), minus (v) the amounts considered reasonably appropriate by the General Partner to provide reserves or working capital needs, funds for improvements or replacements or any other contingencies, minus (vi) the cash expenditures and expenses of the Partnership during such taxable year, minus (vii) Cash From Financings or Refinancings, minus (viii) proceeds from sale of all or substantially all of the assets of the Partnership.

                  (z)      Partner.  Any General Partner or Limited Partner.

                  (aa) Partner Nonrecourse Debt. Debt of a type defined in Treasury Regulation Section 1.704-2(b)(4), or any successor provision.

                  (ab) Partner Nonrecourse Deductions. Deductions of an amount and type described in Treasury Regulation Section
         1.704-2(i)(2) and (j)(1)(i).

                  (ac) Partner Nonrecourse Minimum Gain. With respect to each Partner Nonrecourse Debt, an amount equal to the partner nonrecourse minimum gain as determined in accordance with Treasury Regulation Section 1. 704-2(i)(3).

                  (ad)     Partnership.  The meaning specified in the Recitals.

                  (ae) Partnership Act. The Texas Revised Limited Partnership Act, as amended from time to time, or any successor statute; and any reference herein to any Section of such Partnership Act shall be deemed to include any amendment or successor to such Section.

                  (af) Partnership Minimum Gain. With respect to the Partnership, the meaning set forth in Treasury Regulations Sections 1.704-2(d) and (g)(3), or any successor provision.

                  (ag) Person. Any individual, partnership, corporation, trust or other entity.

                  (ah)     Percentage Interest.  The meaning described in
         Section 2.6 (b).

                  (ai) Quarterly Dates. The last day of each March, June, September and December of each year.

                  (aj) Specified Default. (i) The breach of a material provision of this Agreement, (ii) the breach of a fiduciary duty to the Partnership or the Partners (not including matters solely relating to competence in performance of duties), (iii) the conviction of a felony (which shall be deemed to include an admission of guilty or plea of no contest), (iv) an act of bankruptcy, insolvency or similar event by the General Partner, or (v) the General Partner becomes a Delinquent
         Partner by reason of its failure to make additional Capital Contributions to the Partnership, and such failure is not cured within thirty (30) days after written notice thereof is given to the General Partner by any of the other Partners. A "bankruptcy" shall be deemed to occur when the General Partner files a petition in bankruptcy, or voluntarily takes advantage of any bankruptcy or insolvency law, or is adjudicated as bankrupt, or if a petition or answer is filed proposing the adjudication of the General Partner as bankrupt and the General Partner either consents to the filing thereof or such petition or answer is not discharged or denied prior to the expiration of ninety
         (90) days from the date of such filing, and the "insolvency" of the General Partner shall be deemed to occur when the assets of the General Partner are insufficient to pay its liabilities generally as they come due and it shall so admit in writing.

                  (ak) Substitute Limited Partner. Any Person admitted to the Partnership as a Limited Partner pursuant to the provisions of
         Section 8.1(d).

                  (al) Transfer. The mortgage, pledge, hypothecation, transfer, sale, assignment or other disposition of any part or all of any interest in the Partnership, whether voluntary, by operation of law or otherwise.

                  (am) Treasury Regulations. The income tax regulations promulgated under the Code, as such regulations may be amended by succeeding regulations.


                                   ARTICLE II

                                 THE PARTNERSHIP

         Section 2.1 Continuation; Duration.

                  (a) The General Partner and the Limited Partners do hereby continue the Partnership under the name of Today Green Oaks, L.P. (the "Partnership") pursuant to the provisions of the Partnership Act. The General Partner may take such further actions as it may deem necessary or proper to permit the Partnership to conduct business as a limited partnership in such other jurisdictions as may be required by applicable law.

                  (b) The term of the Partnership shall expire on December 31, 2013, unless sooner terminated in accordance with this Agreement.

         Section 2.2 Name. The business of the Partnership shall be conducted under the name and style of "Today Green Oaks, L.P." or such other trade name or names as the General Partner may from time to time designate.

         Section 2.3 Purpose and Powers of the Partnership. The Partners desire to continue the Partnership for the purpose of purchasing, holding and owning the Property. The Partnership shall have the power and authority to accomplish its stated purpose. Except as provided in Section 2.3, and unless the General Partner and all the Limited Partners consent, the Partnership shall not engage in any other business or activity.

         The Partnership shall:

         (a)      maintain books and records separate from any other Person;
         (b)      not commingle assets with those of any other Person;
         (c)      conduct its own business in its own name;
         (d)      maintain separate financial statements;
         (e)      pay its own liabilities out of its own funds;
         (f)      observe all partnership formalities;
         (g)      maintain an arm's length relationship with its Affiliates;
         (h)      pay the salaries of its own employees;
         (i) not guarantee or become obligated for the debts of any other Person or hold out its credit as being available to satisfy the obligations of others;
         (j) allocate fairly and reasonably any overhead for shared office space; (k) use separate stationary, invoices, and checks; (l) not pledge its assets for the benefit of any other Person; and (m) hold itself out as a separate entity.

         Section 2.4 Registered Office; Agent for Service of Process; Principal Place of Business.

                  (a) The registered office and principal place of business of the Partnership within the State of Texas shall be maintained and located at 17400 Dallas Parkway, Suite 216, Dallas, Texas 75287, or at such other location or locations as the General Partner may determine from time to time.

                  (b) The Partnership's agent for service of process as required by the Partnership Act shall be Edward M. Fishman and such agent's address in the State of Texas is 8117 Preston Road, Suite 440, Dallas, Texas 75225. The General Partner may, from time to time, designate other persons to be the agent for service of process by naming such person in a statement filed with the Secretary of State of Texas as required by the Partnership Act.

         Section 2.5 Capital Contributions. Upon or prior to the execution hereof, the Partners either have contributed or shall contribute to the Partnership cash in the amounts and by the means indicated on Schedule A hereto, which amounts, when so contributed, shall constitute the initial Capital Accounts of the Partners. Except as provided in Section 2.6, no Partner shall be required to make any additional contributions to the capital of the Partnership.

         Section 2.6 Additional Capital Contributions. The Partners shall have no obligation to make any further advances as Capital Contributions or otherwise other than as hereinafter set forth in this Section 2.6.

                  (a) In the event that at any time (or from time to time) the costs, expenses or charges with respect to the ownership, operation, development, maintenance and upkeep of the Property, including but not limited to, ad valorem taxes, debt amortization (including interest payments), insurance premiums, repairs, costs of capital improvements, advertising expense, professional fees, wages and utility costs (collectively, "Expenses"), exceed the income, if any, derived from the Property and the proceeds of any loans made to the Partnership for the acquisition or development of the Property (such excess being herein referred to as the "Deficit"), the General Partner may request that each Partner contribute additional capital to the Partnership to fund such Deficit.

                  (b) If the General Partner determines that it will request additional Capital Contributions from the Partners, the General Partner shall prepare a written statement containing a reasonably detailed breakdown of the expenses that result in such Deficit and a statement of the sum of money required from the Partnership to defray such excess Expenses. The Partnership may estimate the cash requirements for a period of ninety (90) days in advance, provided that such estimate shall not exceed the amount determined by the General Partner in the exercise of reasonable business judgement to be necessary to defray the excess Expenses for which the Capital Contributions are required. The General Partner shall send to each Partner a written notice of capital call which shall specify the amount of additional Capital Contributions requested from each Partner, which shall equal the product of such Partner's Percentage Interest and the aggregate Capital Contributions so requested. Each Partner shall have a period of fifteen (15) days after such notice is received to pay to the Partnership, in the manner indicated in the capital call, the amount of additional Capital Contribution required. A Partner's "Percentage Interest" shall mean said Partner's interest in profits, losses and capital of the Partnership, and shall be initially equal to the Percentage Interest for said Partner reflected on Schedule A.

                  (c) In the event that any Partner fails to make any Capital Contribution for which a capital call has been made pursuant to this
         Section 2.6 within the time specified, the Partner so failing to make such Capital Contribution shall be a "Delinquent Partner", and the "Non-Delinquent Partners", as defined in Section 1.1(w), shall have the right to exercise the relevant remedies set forth in Article X at such time.

                  (d) No Limited Partner shall be obligated to restore to the Partnership any deficit balance in its Capital Account. See Section 5.3 hereof.

         Section 2.7 Withdrawal; Loans. No Partner shall be entitled to withdraw from the Partnership or become entitled to a return of any portion of its Capital Account or to receive any Distributions from the Partnership, except as specifically provided herein. No loan or advance made to the Partnership by any Partner shall constitute Capital Contribution.


                                   ARTICLE III

                      RIGHTS, POWERS AND DUTIES OF PARTNERS

         Section 3.1 Rights, Powers and Duties of the General Partner. During the continuance of this Partnership, the rights and liabilities of the General Partner shall be as follows:

                  (a) The General Partner shall manage the Partnership business and shall, on behalf and in the name of the Partnership, carry out the purposes of the Partnership and perform all acts and perform all contracts and other undertakings which are necessary or advisable or incidental to the business of the Partnership.

                  (b) Without limitation of the powers of the General Partner described in subparagraph (a) above, the General Partner acting for, in the name and on behalf of, the Partnership, is hereby authorized:

                           (i)      INTENTIONALLY DELETED;

                           (ii) to acquire the Property and to acquire by purchase other property which may be necessary, convenient or incidental to the accomplishment of the purposes of the Partnership, to lease or otherwise deal with any such other property, and to sell, assign or transfer same;

                           (iii) to borrow in the name of the  Partnership on an
                  unsecured basis other amounts not to exceed $50,000 and the terms of such indebtedness are comparable to terms available for similar financing by non-affiliated third party lenders (and it is agreed that subject to Section 3.2 the lender may be a Partner or an Affiliate thereof), and to issue evidences of indebtedness, provided, however, in all cases such indebtedness shall be incurred only in furtherance of any or all of the purposes of the Partnership;

                           (iv) to  borrow  in the name of the  Partnership  the
                  approximate amount of $3,492,000.00 from First Union National Bank of North Carolina secured by a first lien on the Property ("Partnership Loan") on such terms as the General Partner may in its sole discretion deem necessary and advisable on behalf of the Partnership, and to execute any and all documents necessary in connection with the Partnership Loan;

                           (v) to enter into any kind of activity and to perform
                  and carry out contracts of any kind necessary to, or in connection with, or incidental to the accomplishment of the purposes of the Partnership;

                           (vi) to  employ,  engage,  retain  or deal  with  any
                  Persons, firms or corporations, including, without limitation, any Affiliate of any Partner (subject to Section 3.2 hereof) to act as agents, managers, or other service personnel, or accountants, lawyers or other consultants; without limiting the generality of the foregoing, the General Partner shall be authorized to engage, on behalf of the Partnership, Today Management, Inc. to act as servicing agent or manager for the Partnership, provided that such engagement is made on terms consistent with prevailing terms available in similar arms-length transactions;

                           (vii) to  establish,  maintain,  deposit  into,  sign
                  checks or otherwise draw upon Partnership bank accounts and execute or accept any instrument or agreement incident to the Partnership business and in furtherance of its purposes; without limiting the foregoing, the General Partner may cause cash funds of the Partnership to be deposited in bank accounts selected by the General Partner;

                           (viii) to procure and maintain such  insurance as may
                  be available in such amounts and covering such risks as are deemed appropriate by the General Partner;

                           (ix) to bring or defend,  pay,  collect,  compromise,
                  arbitrate, resort to legal action, or otherwise adjust claims or demands of or against the Partnership;

                           (x) to  prepare  or have  prepared  and  file all tax
                  returns for the Partnership (but not the tax returns or information returns of the individual Partners) and make all tax elections under the Code, or any successor thereto as the General Partner shall, in its sole discretion, deem to be in the best interest of the Partners; or

                           (xi) by written  instrument,  to  authorize a Partner
                  who is not a General Partner to take any action (and to exercise his discretion in so doing) that the General Partner could take hereunder with respect to the matters described in Sections 3.1(b)(i) through (v); provided, however that such authorization shall be limited to one transaction or a series of transactions described in such authorization.

                  (c) The General Partner is hereby designated as the "tax matters partner" of the Partnership for all purposes of the Code. All Partners consent to such designation and agree to take any such further action as may be required by regulation or otherwise to effectuate such designation. All expenses incurred by the General Partner in its fulfillment of these capacities shall be reimbursed to the General Partner by the Partnership.

                  (d) The General Partner shall devote to the Partnership such time as may be necessary for the proper performance of its duties as set forth herein. No provision of this Agreement shall require the officers, directors, shareholders or other Affiliates of the General Partner to devote his or her full time activities to the conduct of the affairs of the Partnership or limit his or her activities in other business activities. The General Partner shall not engage in any other business or activity other than as general partner of the Partnership. The Partners understand that Affiliates of the General Partner own other similar properties in the area of the Property which compete for tenants. As a result certain conflicts could arise under circumstances where an existing tenant moves or a potential tenant is directed to another property owned by Affiliates of the General Partner. Affiliates of the General Partner may engage in any other business ventures of any kind, nature or description, including real estate ventures which may compete with the Partnership.

                  (e) The General Partner may at any time call a meeting of the Partners or for a vote of the Partners without a meeting on matters with respect to which they are required or permitted to vote or consent to, and shall call for such meeting or vote following receipt of written request therefor from a Majority-in-Interest of the Limited Partners. The General Partner shall notify all Partners as to the time and place of the Partnership meeting, if called, and the general nature of the business to be transacted thereat, or if no such meeting has been called, of the matter or matters to be voted upon and the date upon which the vote will be counted. Actions taken by consent shall be effective if in writing and signed by Partners having the power to approve such actions by vote at a meeting of the Partners; provided, however, that notice of taking such action by consent shall promptly be given to all Limited Partners who have not consented. All expenses of the voting and such notification shall be borne by the Partnership.

         Section 3.2 Contracts and Loans with Affiliates. The General Partner may contract on behalf of the Partnership with Affiliates of any Partner for management, brokerage or other services without the consent of the Limited Partners and may compensate such Persons for their services, provided that the material terms of all such contracts and/or such compensation are comparable to the material terms of contracts and/or compensation charged by non-affiliated third parties for similar services. The General Partner may obtain loans on behalf of the Partnership from any Partner and/or any Affiliate of any Partner without the consent of the Limited Partners, provided such loans have material terms which are comparable to terms for similar financing available to the Partnership from non-affiliated third parties.

         Section 3.3 Restrictions and Limitations on Limited Partners. During the continuance of this Partnership, the Limited Partners shall take no part in the conduct or control of the Partnership business, other than as specifically requested by the General Partner, shall have no authority or power to act for or to bind the Partnership, shall be liable only to make Capital Contributions in accordance with the provision hereof, shall not be required to lend any other funds to the Partnership, and shall not be liable for the debts, liabilities, contracts or any other obligations of the Partnership. The Limited Partners shall have no rights other than those provided for herein or in any separate written agreement to which the General Partner and the Limited Partners are bound, or those granted by law which are not inconsistent with any provision hereof.

         Section 3.4 Appointment of Substitute or Additional General Partner.

                  (a) In the event the Limited Partners appoint a substitute General Partner pursuant to the provisions of Section 9.1 of this Agreement, such substitute General Partner shall contribute to the capital of the Partnership the sum of $1,000 which shall entitle such General Partner to a one percent interest in Partnership allocations of income and loss and Distributions accruing subsequent to the date of contribution and the allocations and Distributions to each other Partner shall be reduced, pro rata, by one percent in the aggregate. The allocations of profits and losses and the Distributions provided for in Articles IV and V hereof shall be made to the Partners, other than the appointed General Partner, after the allocations and Distributions are made to such appointed General Partner.

                  (b) If a substitute General Partner is appointed pursuant to the provisions of Section 8.1(a). such General Partner shall have all the rights, powers and duties as set forth in Section 3.1.

         Section 3.5 Unanimous Consent

         The consent of all of the Partners shall be required in order to: (a) file a bankruptcy or insolvency petition or otherwise institute insolvency proceedings; (b) dissolve, liquidate, consolidate, merge or sell all or substantially all of the assets of the Partnership; (c) engage in any other business activity; and (d) amend this Agreement.


                                   ARTICLE IV

                                   ALLOCATIONS

         Section 4.1 Allocations for Capital Account Purposes. For purposes of maintaining Capital Accounts and in determining the rights of the Partners among themselves, the Partnership's items of income, gain and loss shall be allocated as follows and in the following order of priority (after giving effect to all Capital Account adjustments attributable to contributions and distributions of cash and property made during such fiscal year):

                  (a) Basic Allocation Principle. After making all allocations listed below, items of Partnership income, deduction, gain and loss shall be allocated to the Partners in proportion to the cash distributions to each such Partner under Sections 5.1(a)(i) and (ii). Notwithstanding the foregoing, for any year in which substantially all of the assets of the Partnership are sold or the Partnership is wound up, any remaining items of income, gain and loss shall be allocated to the Partners so as to cause the Partners' Capital Accounts to be, as nearly as possible, equal to the amounts to be distributed to each Partner under Section 5.2.

                  (b) Minimum Gain Chargebacks. Notwithstanding any other provision of this Article IV, if there is a net decrease in Partnership Minimum Gain or in any Partner Nonrecourse Minimum Gain during any fiscal year or other period, prior to any other allocation pursuant hereto, each Partner shall be specially allocated items of Partnership income and gain for such year (and, if necessary, subsequent years) in an amount and manner required by Treasury Regulation Sections 1.704-2(f) or 1.704-2(i)(4) or any successor provisions. The items to be so allocated shall be determined in accordance with Treasury Regulation Section 1.704-2(j)(2) or any successor provision.

                  (c) Qualified Income Offset. Any Partner who unexpectedly receives an adjustment, allocation or distribution described in Treasury Regulation Section 1.704-1(b)(2)(ii)(d)(4), (5) or (6) which causes or increases a negative balance in his or its Capital Account shall be allocated items of income and gain sufficient to eliminate such increase or negative balance caused thereby, as quickly as possible, to the extent required by such Treasury regulation. It is the intention of the parties that this allocation provision constitute a "qualified income offset" within the meaning of Treasury Regulation
         Section 1.704-1(b)(2)(ii)(d).

                  (d) Partner Nonrecourse Deductions. Any Partner Nonrecourse Deductions for any fiscal year or other period shall be allocated to the Partner that made, guaranteed or otherwise bears the economic risk of loss with respect to the loan to which such Partner Nonrecourse Deductions are attributable in accordance with principles under Treasury Regulation Section 1.704-2(i) or any successor provision.

                  (e) Nonrecourse Deductions. Any Nonrecourse Deductions for any fiscal year or other period shall be allocated to the Partners in proportion to their Percentage Interests.

                  (f) Section 704(c) Compliance. In accordance with Section 704(c) of the Code and the applicable Treasury Regulations thereunder, income, gain, loss, deduction and tax depreciation and amortization with respect to any property contributed to the capital of the Partnership, or with respect to any property which has a Gross Asset Value different than its adjusted tax basis, shall, solely for federal income tax purposes, be allocated among the Partners so as to take into account any variation between the adjusted tax basis of such property to the Partnership and the Gross Asset Value of such property.

                  (g) Curative Allocations. To minimize any economic distortions, special allocations pursuant to Sections 4.1(b), 4.1(c) and 4.1(d) shall be taken into account in computing subsequent allocations of income, gain and loss pursuant to this Section 4.1, so that the net amount of income, gain and loss allocated to each Partner pursuant to this Section 4.1 shall, to the extent possible, be equal to the net amount that would have been allocated to each such Partner pursuant to this Section 4.1 if such special allocations had not occurred.

                  (h) Basis Adjustments. To the extent an adjustment to the adjusted tax basis of any Partnership asset pursuant to Code Section 732(d), 734 or 743 is required to be taken into account in determining Capital Accounts pursuant to Treasury Regulations Section 1.704-1(b)(2)(iv)(m), the amount of such adjustment to the Capital Accounts shall be treated as an item of gain (if the adjustment increases the basis of the asset) or loss (if the adjustment decreases such basis) and such gain or loss shall be specially allocated to the General Partner and Limited Partners in a manner consistent with the manner in which their Capital Accounts are required to be adjusted pursuant to such Section of the Treasury Regulations.

                  (i) Minimum General Partner Share. Notwithstanding anything in this Article IV, for each fiscal year (or part thereof) of the Partnership, not less than one percent (1%) of the income or loss of the Partnership shall, in all events, be allocated to the General Partner pursuant to this Article IV.

         Section 4.2 Allocations Among Partners. Profits and losses that are allocated to the Partners shall be allocated among the Partners, pro rata, according to their relative Percentage Interests, subject to adjustment pursuant to Section 10.1 (relating to failures to make additional Capital Contributions).

                                    ARTICLE V

                                  DISTRIBUTIONS

         Section 5.1 Non-Liquidating Distributions. The General Partner shall make Distributions to each Partner who was a Partner during a fiscal quarter of the Partnership as soon as reasonably practical, but not later than thirty (30) days after the end of such quarter, in an amount equal to the Cash Available for Distribution. Such Distribution shall be made to the Partners on a pro rata basis according to their respective Percentage Interests at the date of such Distribution.

         Section 5.2 Distribution Upon Refinance. Upon the refinance of the Property, the Cash Available for Distributions shall be made to the Partners on a pro rata basis.

         Section 5.3 Distributions Upon Dissolution. Upon the dissolution of the Partnership pursuant to Section 9.1, the assets of the Partnership shall be distributed to the Partners on a pro rata basis according to their respective Percentage Interests at the date of dissolution. To the extent consistent with the foregoing, such distributions shall be made in proportion to the Partners' positive Capital Accounts (after giving effect to all contributions, Distributions, allocations and other Capital Account adjustments for all taxable years, including the year during which such liquidation occurs) in compliance with Treasury Regulations Section 1.704-1(b)(2)(ii)(b)(2). Such assets shall be distributed on the basis of the fair market value thereof (without taking Code
Section 7701(g) into account), and any Partner entitled to any interest in such assets shall receive such interest therein as a tenant-in-common with all other Partners so entitled. The fair market value of such assets shall be determined in the manner set forth in Section 6.3.

         Section 5.4 Restoration of Limited Partners' Capital Accounts. No Limited Partner shall ever be required to contribute to the Partnership the amount necessary to restore his Capital Account balance to zero.

         Section 5.5 Distributions to Limited Partners. Distributions made to the Limited Partners shall be made among the Limited Partners, pro rata, according to their relative Capital Contributions, subject to adjustment pursuant to Section 10.1 (relating to failure to make additional Capital Contributions).


                                   ARTICLE VI

           BOOKS AND RECORDS ACCOUNTING TAX ELECTIONS APPRAISALS ETC.

         Section 6.1 Tax Status And Reports; Tax Elections.

                  (a) The General Partner shall prepare or cause to be prepared all tax returns and statements, if any, which must be filed on behalf of the Partnership with any taxing authority.

                  (b) The General Partner shall, in its sole discretion, determine whether to make any available election pursuant to the Code, including, but not limited to, the elections under Code Sections 108, 168, 709, 734, 743, 754 and 1017.

         Section 6.2 Accounting.

                  (a) The initial tax year of the Partnership shall end December 31, 1995 and thereafter the tax year shall end on December 31 of each year, unless a change to a different tax year is mandated under the Code.

                  (b) The books of accounts of the Partnership shall be kept and maintained at all times at the place or places approved by the General Partner. The books of accounts shall be maintained on the method of tax accounting selected by the General Partner.

                  (c) Each Partner shall have the right at all reasonable times, upon twenty-four hours' written notice, during the usual business hours to audit, examine and make copies of or extracts from the books of account of the Partnership. Such right may be exercised through any agent or employee of such Partner or by an independent certified public accountant designated by such Partner. Each Partner shall bear all expenses incurred in any examination made for such Partner's account.

         Section 6.3 Determination of Fair Market Value. The fair market value of an interest in the Partnership for purposes of this Agreement shall be determined by the General Partner and a Majority-in-Interest of the Limited
Partners. If the General Partner and a Majority-in-Interest of the Limited Partners agree upon a fair market value for an interest in the Partnership, the fair market value shall be as so agreed. If, within thirty (30) days of the event which requires that the fair market value of the Partnership interest be determined, the General Partner and a Majority-in-interest of the limited Partners fail to agree as to the fair market value of the Partnership Interest or fail to agree upon an appraiser to determine such fair market value, then the fair market value of an interest in the Partnership shall be determined by such other means as the General Partner and a Majority-in-Interest of the Limited Partners shall determine.

                                   ARTICLE VII

                                 INDEMNIFICATION

         Section 7.1 Indemnification.

                  (a) The General Partner (which, for purposes of this Article VII shall be deemed to include the General Partner and its successors, permitted assigns, employees, officers, partners, shareholders of corporate partners, directors, agents and Affiliates) shall not be liable, responsible or accountable in damages or otherwise to any of the Partners for any loss or damage incurred by reason of a act or omission performed or omitted in good faith on behalf of the Partnership and in a manner reasonably believed by the General Partner to be (i) within the scope of the authority granted to the General Partner by this Agreement or (ii) in the best interests of the Partnership. The Partnership shall indemnify and save harmless the General Partner from any liability, loss, damage or expense incurred by the General Partner by reason of any such act or omission, except where such act or omission is attributable to the willful misconduct, gross negligence or bad faith on the part of the General Partner; provided, however, that the satisfaction of any indemnification or saving harmless shall be made from and shall be limited to the Partnership's assets and no Partner shall have any personal liability on account thereof.

                  (b) The Partnership shall indemnify and save harmless each of the Limited Partners from any liability, loss, damage or expense incurred by any Limited Partner by reason of any action, proceeding or claim brought against a Limited Partner arising out of or in connection with the business and operation of the Partnership except where such action, proceeding or claim is based upon or attributable to (i) the willful misconduct, gross negligence or bad faith of the Limited
         Partner seeking indemnity or (ii) the taking of any actions by such Limited Partner in violation of or exceeding the authority granted by
         Section 3.3; provided, however, that the satisfaction of any indemnification or saving harmless shall be made from and shall be limited to the Partnership's assets and no Partner shall have any personal liability on account thereof.

                  (c) Notwithstanding the foregoing (a) and (b), the Partnership's obligation to indemnify a Partner (i) is fully subordinated to the Partnership's obligations and payments on the Partnership Loan and (ii) shall not constitute a claim against the Partnership if cash flow after paying the Partnership Loan is insufficient to pay such indemnity.

                                  ARTICLE VIII

                    TRANSFERABILITY OF PARTNERSHIP INTERESTS
                         WITHDRAWAL AND RELATED MATTERS

         Section 8.1 Transferability of Partnership Interests; Withdrawal.

                           (a) (i) In the event the  General  Partner  commits a
                  Specified  Default,  other than a Specified Default defined in
                  Section 1.1(aj)(v) of this Agreement, the Majority-in-Interest of the Limited Partners shall have the following rights which may be exercised singularly or cumulatively:

                                    (A)  Remove  the  General   Partner  as  the
                           general partner of the Partnership, in which event the general partnership interest of the General Partner shall he converted to a limited partnership interest entitled to allocations of profit and loss and Distributions in proportion to the General Partner's Percentage Interest;

                                    (B)  Exercise  any other  rights or remedies
                           afforded by law or equity, including causing the dissolution of the Partnership in accordance with
                           Section 9.1.

                           (ii) In the  event  the  General  Partner  commits  a
                  Specified Default defined in Section 1.1(aj)(v) hereof, the Majority-in-Interest of the Limited Partners shall have the following rights which may be exercised singularly or cumulatively:

                                    (A)  Remove  the  General   Partner  as  the
                           general partner of the Partnership, in which event the general partnership interest of the General Partner shall be converted to a limited partnership interest, and such interest shall be subject to the provisions of Article X hereof; and/or

                                    (B)  Exercise  any other  rights or remedies
                           afforded by law or equity, including causing the dissolution of the Partnership in accordance with
                           Section 9.1.

                  (b) Notwithstanding the foregoing, the General Partner may not be removed unless (i) another Partner shall give the General Partner written notice of the alleged grounds for removal for cause, (ii) in the case of events described in subsection (i) or (ii) of Section 1.1(aj) hereof, the General Partner shall fail, after the receipt of such notice, to cure the cause for removal promptly and in any event within thirty (30) calendar days after such written notice, or when the cure for such cause for removal would reasonably require more than thirty (30) calendar days to complete, if the General Partner fails to commence to cure such cause for removal promptly, and in any event within said thirty (30) calendar day period, and thereafter to diligently prosecute the same to completion, and (iii) a substitute General Partner satisfying the requirements of Section 1.1 (o) shall be appointed.

                  (c) If the General Partner is removed from the Partnership, it shall be liable for all of its obligations and liabilities hereunder incurred or acquired prior to the date of withdrawal and for any damage arising out of any breach of this Agreement (excluding, however, obligations arising under Section 2.6 hereof, the remedies for the breach of which are set forth in Section 10.1). The Partnership may recover from the General Partner withdrawing in violation of this Agreement damages for breach of this Agreement and offset the damages against the amount otherwise distributable to the General Partner or payable to the General Partner as the purchase price for the General Partner's Partnership interest.

                  (d) No Transfer of all or part of a Partner's interest in the Partnership may be effected except as permitted in this Section 8.1(d), and then only if a counterpart of the instrument of transfer, executed and acknowledge by the parties hereto, is delivered to the Partnership. A permitted Transfer shall be effective as of the date specified in the instruments relating there to.

                           (i) The General  Partner  shall not withdraw from the
                  Partnership. The General Partner shall not transfer any part or all of its general partnership interest, and no Partner shall Transfer any part or all of its limited partnership interest except as hereinafter provided. The following Transfers of a limited partnership interest are permitted:

                                    (A) The Transfer by a Partner of all or part
                           of its limited partnership interest to any person with the consent of the General Partner (which consent may be given or withheld in the sole, absolute and unfettered discretion of the General Partner).

                                    (B) The Transfer by a Partner of all or part
                           of its limited partnership interest, whether on death or inter vivos (in trust or otherwise), to or for the benefit of an Affiliate of such Partner.

                                    (C) Any Transfer of the limited  partnership
                           interest of a deceased or incapacitated Partner to his executors, administrator or legal representatives or by any of such persons to accomplish any transfer described under subparagraph (B) above (and as used in this Section 8.1(d), "transferee" shall include such Persons). However, (x) the effectiveness of any of the aforesaid permitted Transfers may be conditioned, in the discretion of the General Partner, upon receipt by the Partnership of an opinion (the cost of which shall be borne by the transferor), satisfactory in form and substance to the General Partner, to the effect that such transaction will not violate the Securities Act of 1933 (the "Securities Act") or any other applicable securities laws, and (y) no Transfer shall be permitted if, in the reasonable opinion of counsel to the Partnership (which may be secured by the General Partner, in its discretion, at the expense of the Partnership), the Partnership's continued tax status as a partnership for Federal income tax purposes would be jeopardized by such Transfer.

                           (ii) Notwithstanding anything herein to the contrary,
                  no Partner shall have the right to Transfer all or part of his or its Partnership interest to any person if after such Transfer either the Partner (but only if such Partner continues to hold an interest in the Partnership) or the transferee would hold a Partnership interest of less than one percent (1%) in the Partnership.

                           (iii) Notwithstanding anything herein to the contrary, no Partner shall have the right to Transfer all or part of his or its Partnership interest if such Transfer is prohibited or would result in a default under the provisions of any loan to the Partnership.

                           (iv) Except as  provided in Article X, no  transferee
                  of all or part of the limited partnership interest of any Partner shall have the right to become a substitute Limited Partner, unless:

                                    (A)     the transferee has stated such
                           intention in the instrument of assignment;

                                    (B)   the   transferee   has   executed   an
                           instrument reasonably satisfactory to the General Partner accepting and adopting the terms and provisions of this Agreement;

                                    (C) the  transferor to  transferee  has paid
                           any reasonable expense in connection with the admission, of the transferee as a Limited Partner; and

                                    (D) in the case of an assignee or transferee
                           who is not otherwise a Partner, the General Partner consents to such Person's becoming a substitute Limited Partner (in the sole, absolute and unfettered discretion of the General Partner).

                  Until an assignee of a limited partnership interest has been admitted to the Partnership as a substitute Limited Partner pursuant to the provisions hereof, the assignor shall continue to be recognized by the Partnership as a Limited Partner.

                           (v) If the General Partner should acquire an interest
                  as a Limited Partner, the General Partner shall, with respect to such interest, enjoy all of the rights, obligations and duties of a Limited Partner to the extent of such interest.

         Section 8.2 Transfers Causing a Partnership Termination. Without the consent of the General Partner, no Partner shall transfer, sell assign, pledge or otherwise dispose of any portion of the Partner's interests in the Partnership if a termination of the Partnership would result pursuant to Code
Section 708(b)(1)(B).

         Section 8.3 Distributions and Allocations in Respect to Transferred Interests. If any interest in the Partnership is transferred during any accounting period in compliance with the provisions of this Article VIII, profits, losses, each item thereof and all other items attributable to the transferred Partnership interests for such period shall be divided and allocated between the transferor and the transferee by taking into account their varying interest during the period in accordance with Code Section 706(d), using any convention permitted by law and selected by the General Partner.

         Section 8.4 Pledge of Partnership Interests. Notwithstanding any provision of this Agreement to the contrary, each of the Partners shall pledge his, her or its interests in the Partnership to secure the Partnership's obligations to one or more lenders at such times and upon such terms and conditions as the General Partner may deem necessary in order to accomplish the purposes of the Partnership. No pledge pursuant to the provisions of this
Section 8.4 shall result in the Partner ceasing to be, a Partner or forfeiting its power to exercise any rights or powers as a Partner until such time as any secured party exercises its rights in the collateral.


                                   ARTICLE IX

                           DISSOLUTION AND WINDING UP

         Section 9.1 Dissolution.  The Partnership shall dissolve as follows:

                  (a)               Upon the expiration of the term of the
         Partnership;

                  (b) Upon the sale or other disposition of all or substantially all of the Partnership's assets to any Person; and

                  (c)               By operation of law.

         Upon the removal of the last remaining General Partner, or upon the death, incompetency or dissolution of the last remaining General Partner, the Partnership shall not dissolve, and (i) the affected General Partner's interest shall be automatically converted to a limited partnership interest, and (ii) the other Partners shall by vote of a Majority-in-Interest of the Limited Partners appoint a substitute General Partner within ninety (90) days of the occurrence of such event, in which event the Partnership shall be reconstituted in accordance with Section 8.3 of the Partnership Act.

         Section 9.2 Winding Up.

                  (a) Upon a dissolution of the Partnership, the General Partner shall take full account of the Partnership's liabilities and assets and such assets shall be liquidated as promptly as is consistent with obtaining the fair market value thereof and the proceeds therefrom shall be applied and distributed in the following order of priority:

                           (i) To the payment and discharge of all of the Partnership's debts and liabilities to creditors, including the Partnership Loan;

                           (ii)     To the debts and liabilities to creditors
who are Partners;

                           (iii) To the establishment of any necessary  reserves
deemed appropriate by the General Partner; and

                           (iv) To the Partners in accordance with Section 5.2.

                  (b) Notwithstanding the foregoing, at the election of the General Partner, the General Partner may, upon the dissolution of the Partnership, distribute the Partnership's liabilities and assets consisting of promissory notes, other evidences of indebtedness and other securities (and not assets, tangible or intangible, used in the operation of the business of the Partnership) to the Partners in kind in lieu of liquidating the Partnership's assets as provided in subsection (a) of this Section, provided that all such in-kind
         Distributions  are made to the  Partners  in  accordance  with  Section
         5.2(a).


                                    ARTICLE X

                     FAILURE TO MAKE REQUIRED CONTRIBUTIONS

         Section 10.1 Options of Non-Delinquent Partners. If any Limited Partner fails to timely contribute all or any portion of any capital made pursuant to
Section 2.6 hereof, whenever such capital call is made (such Limited Partner being hereinafter referred to as the "Delinquent Partner"), then the other Partners (the "Non-Delinquent Partners") at their option, at any time within the ten (10) day period following the date of default and prior to the date such default is cured, may loan all or a portion of the required additional capital not paid by the Delinquent Partner to the Partnership in which case said loan shall be deemed to have been made on behalf of the Delinquent Partner and shall be repaid to the Non-Delinquent Partners who contribute (the "Subscribing Partners"), together with interest on the unpaid balance of such loan at the NCNB Texas, N.A. prime rate ("Prime Rate") plus two percent (2%) or the maximum legal rate, if less, out of the first available cash distributions from the Partnership which would otherwise have been paid to said Delinquent Partner and said Delinquent Partner shall not be entitled to receive any cash distribution from the Partnership until such loan and accrued interest has been paid in full. Notwithstanding the foregoing, if the Subscribing Partners have not been repaid in full by the end of the sixth (6th) month following the date of such loan, such Subscribing Partners shall have the right to: (i) pursue legal action against the Delinquent Partner to collect any unpaid loan in such event the prevailing party shall be entitled to recover its attorney's fees relating to such legal action; or (ii) convert the unpaid portion of the loan, and accrued interest thereon, to an additional Capital Contribution in accordance with the provisions of Section 10.2.

         Section 10.2 Additional Contributions. If all or any portion of the required Capital Contributions are not loaned to the Partnership on behalf of the Delinquent Partner pursuant to the foregoing provisions, the Non-Delinquent Partners may, within fifteen (15) days thereafter, make an additional Capital Contribution to the Partnership in an amount equal to the said Delinquent Partner's pro-rata share of the required additional sums (the "Additional Capital Contribution"). In such event, the Percentage Interest of the Delinquent Partner shall be reduced proportionately, for all Partnership purposes, including profits and losses, and the Percentage Interest of the Non-Delinquent Partners who contributed all or a portion of the Delinquent Partner's share of the required funds shall be proportionately increased. For the purposes of the foregoing sentence, the percentage reduction and corresponding increase in the Percentage Interest shall be adjusted so that each is proportionate to the Partners aggregate Capital Contribution. Notwithstanding anything contained herein to the contrary, for a period of six (6) months after an adjustment in a Delinquent Partner's Percentage Interest hereunder, a Delinquent Partner shall have the right to repurchase the reduced portion of his Percentage Interest by delivering to the Non-Delinquent Partners an amount equal to two (2) times the amount of the Additional Capital Contribution contributed by such Non-Delinquent Partners.

                                   ARTICLE XI

                 INVESTMENT REPRESENTATION AND POWER OF ATTORNEY

         Section 11.1 Investment Representation. Each of the Limited Partners represents that it is acquiring or has acquired its interest as a Partner for its own account as an investment and not with a view to the distribution or resale thereof.

         Section 11.2 Power of Attorney. Each Limited Partner hereby irrevocably constitutes and appoints the President and any other officer of the General Partner, as its true and lawful attorney (which appointment is coupled with an interest and shall survive the death or incapacity of the Limited Partner making such appointment) and empowers and authorizes such attorney, or any one of them, in its name, place and stead to make, execute, sign, acknowledge and file in such place or places as may be required by law:

                  (a) a certificate  of limited  partnership  and any amendments thereto, and such other certificates or instruments as may be necessary to the conduct of the Partnership business (including without limitation, any documents necessary to qualify the Partnership to transact business as a foreign limited Partnership in any jurisdiction where the General Partner deems such qualification to be necessary or appropriate), and upon termination of the Partnership, a certificate of dissolution, as required under the Partnership Act;

                  (b) documents of Transfer of a Limited Partner's interest and all other documents to effect such Transfer, but only if there has been compliance with the applicable provisions of this Agreement;

                  (c) (i) all amendments to this Agreement regarding a change in the name of the Partnership, its address, the address of the registered office or agent or the address of the General Partner or any Limited Partner, it being agreed that such amendments shall be effective without the consent of the Limited Partners, (ii) all amendments to this Agreement for the purpose of ensuring that the allocations for Federal income tax purposes will be upheld under Section 704(b) of the Code, any successor statute, and any rules, regulations or interpretations thereof or the admission or withdrawal of a Limited Partner, it being agreed that such amendments shall be effective without the consent of the Limited Partners, and (iii) all other amendments adopted in accordance with the applicable provisions of this Agreement; and

                  (d) restatements of this Agreement which do not amend this Agreement but which incorporate into such restated agreement the terms of this Agreement and all amendments adopted in accordance with the terms of this Agreement.

         Each Limited Partner agrees to execute, acknowledge and file such additional documents as are required by the General Partner, from time to time, in its discretion, for the purpose of further evidencing this appointment and ensuring that it constitutes an enforceable durable power of attorney under applicable state law.


                                   ARTICLE XII

                                     GENERAL

         Section 12.1 Notices.

                  (a) All notices, requests, consents and other communications hereunder to a Partner shall be in writing and shall be personally delivered, or sent by certified mail, postage prepaid, addressed to the person or persons to whom such notice is to be given as follows (or at such other address as shall be stated in a notice similarly given).

                           (i) if to the General Partner, such notice shall be given at the address indicated on Schedule A attached hereto; and

                           (ii) if to the Limited Partners, such notice shall be
                  given to each of the Limited Partners at their respective residence addresses indicated on Schedule A attached hereto.

                  (b) All notices, requests, consents and other communications hereunder shall be deemed given upon the earlier to occur of (i) receipt by the party to whom such notice is directed or (ii) the second day following deposit thereof with the U.S. Postal Service as aforesaid. Each party, by notice duly given in accordance herewith, may specify a different address for the giving of any notice hereunder.

         Section 12.2 Governing Law. THIS AGREEMENT AND THE OBLIGATIONS OF THE PARTNERS HEREUNDER SHALL BE INTERPRETED, CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS. THE PARTIES HEREBY CONSENT TO JURISDICTION IN DALLAS COUNTY, TEXAS, FOR PURPOSES OF ANY LITIGATION ARISING UNDER THIS AGREEMENT, AND HEREBY WAIVE ANY OBJECTIONS TO VENUE IN SUCH COUNTY.

         Section 12.3 Entire Agreement. This Agreement contains the entire agreement between the parties hereto relative to the formation of the Partnership, and no amendment hereto shall be valid or binding unless in writing and signed by all partners.

         Section 12.4 Waiver. No consent or waiver, express or implied, by any Partner to or of any breach or default by any other Partner in the performance by such other Partner of its obligations hereunder shall be deemed or construed to be a consent or waiver to or of any other breach or default in the performance by such other Partner of the same or any other obligation of such Partner hereunder. Failure on the part of any Partner to object to or notify any other Partner of any act or failure to act of any other Partner or to declare any other Partner in default, irrespective of how long such failure continues, shall not constitute a waiver of such Partner of his rights hereunder.

         Section 12.5 Severability. If any provision of this Agreement or the application hereof to any person or circumstances shall be invalid or unenforceable to any extent, the remainder of this Agreement and the application of such provisions to other persons or circumstances shall not be affected thereby and shall be enforced to the greatest extent permitted by law.

         Section 12.6 Termination. All personal pronouns used in this Agreement, whether used in the masculine, feminine or neuter gender, shall include all other genders; the singular shall include the plural, and vice versa. Titles of Articles and Sections are for convenience only, and neither limit, nor amplify the provisions of the Agreement itself, and all references herein to Articles, Sections or subdivisions refer to Articles, Sections or subdivisions of this Agreement unless specific reference is made to Articles, Sections or subdivisions of another document or instrument.

         Section 12.7 Binding Agreement. Subject to the restrictions on Transfers and encumbrances set forth herein, this Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and assigns.

         Section 12.8 Counterparts. This Agreement may be executed in any number of counterparts and each such counterpart shall for all purposes constitute one Agreement, binding on all of the Partners, notwithstanding that all Partners are not signatories to the same counterpart. All references herein to this Agreement are deemed to refer to all such counterparts.

         Section 12.9 Amendments. No amendment (other than specified in Section 11.2(c)), modification or waiver of this Agreement, or any part hereof, shall be valid or effective unless in writing and signed by the General Partner and the Limited Partners. The unanimous consent of the Partners shall be required to make any amendment which would render any Limited Partner personally liable for Partnership obligations or which would allow for the creation of such personal liability to a Limited Partner without such Limited Partner's consent.

         Section 12.10 Voting. Any time the Vote of the Majority-In-Interest of the Limited Partners is required, the General Partner shall send notice to the Limited Partners advising in detail of the matter to be voted on, together with a ballot to be used in voting "for" or against" the matter to be voted on. If a Limited Partner fails to return the ballot within fourteen (14) days after the date of mailing of the notice, said Limited Partner will be deemed to have voted "for" or "in favor of" the matter described in the notice.


         EXECUTED AND EFFECTIVE as of this 31st day of August, 1995.

                            GENERAL PARTNER:

                            TODAY GREEN OAKS GP, INC.
                            a Texas corporation



                            By:__________________________

                             TODAY GREEN OAKS, L.P.
                        AGREEMENT OF LIMITED PARTNERSHIP





                         LIMITED PARTNER:

                                                  ARISTOCRAT
                         FUND I, L.P., a Texas limited partnership

                                                      By:
                                     Aristocrat Fund I GP, Inc., General Partner



                           By:______________________________



                         ADDRESS:

                         17400 Dallas Parkway
                         Suite 216
                         Dallas, Texas  75287

                                   SCHEDULE A

                                       TO

                             TODAY GREEN OAKS, L.P.

                        AGREEMENT OF LIMITED PARTNERSHIP


                                        Initial              Initial Capital
                                      Partnership             Contribution
General Partner                  Percentage Interest


Today Green Oaks GP, Inc.                 1%                  $     9,600.00
17400 Dallas Parkway
Suite 216
Dallas, Texas 75287



Limited Partners


Aristocrat Fund I, L.P.                  99%                  $   950,400.00
17400 Dallas Parkway
Suite 216
Dallas, Texas 75287





                    TOTAL                100%                 $   960,000.00

Exhibit 10.3
MBG-333888.1
001705-00129
                                                                 - 1 -
                               SECOND AMENDMENT TO
                              ACQUISITION AGREEMENT
                                 by and between
              SIX FLAGS JOINT VENTURE, TODAY MELBOURNE PLAZA, L.P.,
             TODAY NORTHWEST CROSSING, L.P., TODAY GREEN OAKS, L.P.,
                 TODAY PARKWOOD, L.P., and TODAY RICHWOOD, L.P.,
                                   as Seller,
                                       and
                         UNITED INVESTORS REALTY TRUST,
                              as assignee of Buyer


         This Second Amendment to Acquisition Agreement (the "Amendment") is made to be effective as of the 31st day of December, 1998. This Amendment amends the terms of that certain Acquisition Agreement dated as of October 16, 1998 (the "Agreement") by and among SIX FLAGS JOINT VENTURE, TODAY MELBOURNE PLAZA, L.P., TODAY NORTHWEST CROSSING, L.P., TODAY GREEN OAKS, L.P., TODAY PARKWOOD, L.P., and TODAY RICHWOOD, L.P. (collectively, the "Seller"), and CENTENNIAL ACQUISITION CORP., a Texas corporation, which assigned its interests therein to UNITED INVESTORS REALTY TRUST, a Texas real estate investment trust (the "Buyer") . The capitalized terms used herein have the same meaning given to such terms in the Agreement.

         This Amendment sets forth the following terms and conditions:

1. Allocation of Purchase Price Among Shopping Centers. The parties agree that the Purchase Price for the five below-listed shopping centers comprising the Property to be conveyed at Closing, equals the sum of $24,400,000 and is allocated among such shopping centers as follows:

         (a)      Parkwood Square Shopping Center    -        $ 8,650,000
         (b)      Richwood Shopping Center -                  $ 4,800,000
         (c)      Green Oaks Shopping Center -                $ 4,900,000
         (d)      Melbourne Plaza Shopping Center -           $ 3,300,000
         (e)      Northwest Crossing Shopping Center -        $ 2,750,000
                                                              -----------
                           TOTAL                              $24,400,000

2. Closing of Melbourne Plaza and Northwest Crossing Shopping Centers. This Amendment is being executed and delivered in connection with the Closing of the sale of Melbourne Plaza and Northwest Crossing Shopping Centers in accordance with the terms of the Agreement.

3. Contaminated Areas. The parties acknowledge that a due diligence review of the Parkwood Square, Green Oaks and Richwood Shopping Centers (the "Affected Shopping Centers") revealed that certain areas thereof (the "Contaminated Areas") were contaminated with substances commonly defined or classified as pollutants, hazardous wastes, materials or substances under present or future applicable federal and state environmental laws ("Hazardous Materials"). A legal description of each of the Contaminated Areas are annexed hereto as Exhibit's "A-1" through "A-3" hereof. (The remaining portions of the Affected Shopping Centers are referred to herein as the "Uncontaminated Areas".) The parties agree that the following sets forth the portion of the Purchase Price (the "Carve-Out Amounts") allocated to each of the Affected Shopping Centers which is associated with the Contaminated Areas:

         (a)      Parkwood Square Shopping Center    -        $130,000
         (b)      Richwood Shopping Center           -        $143,000
         (c)      Green Oaks Shopping Center         -        $ 88,000
                                                              --------
                           Total                              $361,000

         As described below, as of the date hereof, in respect to each of the Affected Shopping Centers, Buyer has paid to Seller in cash the Cash Portion of the Purchase Price prescribed under the terms of the Agreement. The term "Cash Portion of the Purchase Price" means in respect to each of the Affected Shopping Centers, the Purchase Price, less the aggregate of the following: (i) the Carve-Out Amount allocated to such project, (ii) the unpaid principal balance of the debt associated with such project which is to be assumed by Buyer at Closing, each of which assumed debt is described on Exhibit "B" (the "Project Debt"), and (iii) the sums which Seller agreed to pay at Closing and would have been paid if the Closing occurred as of the date hereof under the terms of the Agreement, including without limitation, the title insurance premium and one-half of the estimated amount of the loan assumption costs, including lender's attorneys' fees ("Seller's Closing Costs"). Buyer has also deposited in escrow the Carve-Out Amounts, as provided in Section 4(c)(i).

4. Affected Shopping Centers. As of the date hereof, the parties have undertaken the following transactions in respect to each of the Affected Shopping Centers:

         (a) Limited Partnership Interests of Today Green Oaks, L.P. As of the date hereof, (i) that certain First Amendment to Limited Partnership Agreement of Today Green Oaks, L.P. (the "Green Oaks Partnership"), a copy of which is annexed hereto as Exhibit "C", has been executed and delivered by the parties thereto, whereby the Buyer became an additional limited partner of the Green Oaks Partnership, holding all of the limited partnership interests therein, and the sole limited partner thereof withdrew, and (ii) that certain Declaration of Trust, a copy of which is annexed hereto as Exhibit "D", has been executed and delivered by the parties thereto, whereby Today Green Oaks GP, Inc., a Texas corporation, the general partner of the such partnership, on account of consideration theretofore received, declares that it holds for the sole benefit of the Buyer the 1% general partnership interest of such partnership.

         In consideration of the execution and delivery of such documents, as of the date hereof Buyer has paid to Seller the Cash Portion of the Purchase Price associated with the Green Oaks Shopping Center.

         In this regard, Seller and Eric Brauss, jointly and severally, represent and warrant to Buyer each of the following: (i) The Green Oaks Partnership has no debts or other financial obligations except for the Project Debt, and property service and management agreements for the Green Oaks Project which have been delivered to Buyer;

               (ii) The First Amendment to Limited Partnership Agreement of Today Green Oaks, L.P. will vest in Buyer all of the issued and outstanding limited partnership interests in said partnership, and terminate any obligation of the limited partner thereof to contribute any additional capital to such partnership; and the Declaration of Trust evidences the beneficial ownership of Buyer of all of the general partnership interests in said partnership;

               (iii)There is no litigation pending or, to Seller's best information, threatened against the Green Oaks Partnership or, to the extent such litigation is pending or threatened, Seller and Brauss, jointly and severally, indemnify and hold harmless Buyer with respect to claims arising or accruing prior to the date hereof;

               (iv) There are no past due obligations, which are incurred or accrued as of the date hereof, of the general partner of such partnership to any third party other than the obligations of the General Partner with respect to the Project Debt. After the date hereof, Brauss agrees to promptly retire any such past due obligations; and

               (iv) There are no past due obligations or liabilities, which are incurred or accrued as of the date hereof, of the limited partner of the Green Oaks Partnership for the contribution of any sums to such partnership or the performance of any obligations to any third party for any reason. After the date hereof, Brauss agrees to promptly retire any such past due debts or perform any such past due obligations.

         The representations and warranties made herein shall survive the Closing.

         (b) Purchase Price. The parties acknowledge that as of the date hereof, Buyer has paid to Seller in cash the Cash Portion of the Purchase Price for the Affected Shopping Centers. The parties have adjusted the portion of Purchase Price allocated to each of the Affected Shopping Centers in order to prorate the costs and expenses of such project as of the date hereof, in accordance with the terms of the Agreement. The deduction against the Purchase Price for Seller's Closing Costs and the aforesaid adjustment for prorations are made with the understanding and agreement that:

                  (i) Upon Closing, howsoever such Closing shall occur, either under the terms of the Agreement, or as provided in Section 4(d)(iii), Buyer agrees to assume the Project Debt associated with such Affected Shopping Center in accordance with the same terms and conditions as the holder of such debt has agreed to as of the date hereof, including the release of Seller and Brauss thereunder on a prospective basis. If the assumption costs charged by the holder of such debt exceed the actual amount paid and allocated between the parties as of the date hereof, then Seller agrees to pay one-half the excess amount thereof upon Closing, and any other closing costs which it is obligated to pay under the terms of the Agreement and not paid by it or credited against the Purchase Price as of the date hereof.

                  (ii) Buyer agrees to pay to the party entitled to payment of Seller's Closing Costs, to the extent Seller has paid such costs, if and when the Closing occurs, and the date for prorations of such Closing shall be the date hereof.

         (c)      Escrow

                  (i) Carve-Out Deposit. Upon execution hereof, the parties have executed an Escrow Agreement (herein so called) with the law firm of Fishman, Jones, Walsh & Gray, P.C. ("Seller's Attorneys"), and James, Goldman & Haugland, P.C. ("Buyer's Attorneys"). Under the terms of the Escrow, Buyer has deposited with Buyer's Attorneys the aggregate sum of $361,000 (the "Carve-Out Deposit") which represents the total sum of the Carve-Out Amounts set forth in Section 3 hereof. Provided, Seller is furnished a copy of all default notices given to tenants of the Contaminated Areas, Eric Brauss, principal of Seller ("Brauss"), hereby guarantees to Buyer the timely payment of all payments provided for or required by the tenants of the Contaminated Area of each of the Affected Shopping Centers, without regard to whether or not such tenants are in default under the terms of their tenant lease ("Tenant Payments"), and agrees to promptly pay to Buyer any sums otherwise required to be paid by such tenants. If Brauss fails to pay any such sums, in addition to any other legal right available to it, Buyer has the right to receive a credit against any of the Carve-Out Amounts in an amount equal to the Tenant Payments not received by Buyer.

                  (ii) Closing Documents. Upon execution hereof and the Escrow Agreement, the parties have delivered to the Seller's Attorneys to be held in escrow the closing documents prescribed under Section 9.3(a) of the Agreement, which shall include the Warranty Deeds, an Assignment of Leases and an assignment of the escrow accounts held by the holder of the Project Debts; provided, however, it is agreed that separate warranty deeds for the Contaminated Area and Uncontaminated Area of each of the Affected Shopping Centers have been executed and deposited under such escrow arrangement (collectively, the "Closing Documents"). The Closing Documents shall be held in escrow and delivered as described in Section 4(d)(iii) below.

         (d) Environmental Matters. Upon execution of this Amendment, the parties agree as follows:

                  (i) Brauss agrees, at his sole cost and expense, waiving any right to use partnership funds and any right of contribution or reimbursement from the Seller, to immediately undertake all measures necessary to clean up, detoxify, decontaminate, contain or otherwise remediate any Hazardous Substances located in each of the Contaminated Areas of the Affected Shopping Centers, so that once such work is completed, each such Contaminated Area will satisfy the federal and state environmental laws and are sufficient to cause the Texas
                  Natural Resources Conservation Commission to issue its standard "closure" letter (the "TNRCC Closure Letter") stating that such Contaminated Area is free of any Hazardous Substances, and the condition of such area is in compliance with applicable law ("Seller's Remediation Work"). Brauss hereby unconditionally guarantees that the Seller will (A) commence within 15 days of the date hereof, which commencement shall include, but not limited to, the filing of any requisite application with the TNRCC, the prosecution of such work, (B) diligently prosecute to completion Seller's Remediation Work, and (C) pay all costs and expenses which are necessary to complete such work. The provisions of this subsection shall survive the Closing.

                  (ii) To secure Seller's obligation to complete Seller's Remediation Work, Seller has deposited in escrow with Seller's Attorneys the aggregate cash sum of $475,000, which is allocated to each of the three Affected Shopping Centers as set forth below, plus an additional sum in cash equal to 50% of such required deposit, or, at Seller's option, has delivered to Buyer, in lieu of such 50%, an insurance policy naming Buyer as the insured party under an environmental "clean-up" policy providing insurance coverage for any remediation costs in excess of the aforesaid $475,000 amount to complete Seller's Remediation Work. Upon delivery of such policy the additional deposits shall be refunded to Seller.


                              Estimated Additional
                               Deposit Total Cost

                  Parkwood Square Shopping Center    $200,000   $100,000  $300,000
                  Richwood Shopping Center           $ 75,000   $ 37,500  $112,500
                  Green Oaks Shopping Center -       $200,000   $100,000  $300,000
                                                     --------   --------  --------
                           Total                     $475,000   $237,500  $712,500

                  (iii) If Brauss fails to timely undertake or diligently prosecute to completion Seller's Remediation Work, Buyer shall serve written notice upon Brauss notifying him of such failure and its intention to undertake and complete Seller's Remediation Work. If shall failure continues for a period of five business days thereafter (other than for "force majeure"), Buyer shall have the right to undertake and complete Seller's Remediation Work and utilize the escrow funds deposited with Seller's Attorneys for such purpose. Such undertaking and utilization shall not, however, abrogate Brauss's obligations with respect to Seller's Remediation Work or paying for the cost thereof.

                  (iv) Receipt of TNRCC Closure Letter/Closing. Promptly upon receipt by Seller and/or Buyer of the TNRCC Closure Letter for the Contaminated Area in respect to any the Affected Shopping Centers, the parties agree that they will promptly make application to the holder of the Project Debt associated with such Affected Shopping Center in order to obtain its consent (the "Lender's Consent") to the transfer of title to such Affected Shopping Center to Buyer and the assumption by Buyer of the Project Debt associated therewith, as provided in
                  Section 4(b)(i) hereof. Concurrent with the receipt of Lender's Consent associated with such Affected Shopping Center, the parties agree to close the sale to Buyer of such Affected Shopping Center under the terms of the Agreement, as amended hereby, in which event:

                           (A) The Closing Documents shall be delivered and/or recorded, where appropriate, in the real property records of the county where the Project is located;

                           (B) Any additional assumption costs and Seller's Closing Costs, if any, and Buyer's closing costs, as prescribed in Section 4(b)(i) hereof, shall be paid; and

                           (C) The Carve-Out Amount Deposit associated with respect to such Affected Shopping Center, less any sums computed under Sections 4(c)(i) and (v) hereof, if any, and an amount equal to twice any sums Buyer is required to advance to pay the cost of any of Seller's Remediation Work which Seller fails to pay in respect to any Contaminated Area, shall be disbursed to Seller; and any sums deposited by Seller under Section 4(d)(ii) above and associated with the Contaminated Area of such Affected Shopping Center shall be refunded to Seller.

                  Without altering or negating the rights of the parties set forth in the first paragraph of this Section 4(d)(iv) hereof, and irrespective of whether or not the TNRCC Closure Letter has been issued by the TNRCC, in further consideration of the mutual covenants granted herein, Buyer is hereby granted the exclusive option to purchase at any time either the Contaminated Area or Uncontaminated Area in respect to any of the Affected Shopping Centers, upon payment of the option prices hereinafter specified (the "Option Price"), payable in cash at Closing. Buyer may exercise the Option for any Contaminated Area only in conjunction with the exercise of the Option for the Uncontaminated Area of such Affected Shopping Center The Option in respect to any Uncontaminated Property is exercisable by Buyer upon delivery of its written notice of exercise (the "Option Notice") to the Seller's Attorneys and the Seller. Buyer may exercise the Option without Lender's Consent in which event Buyer shall assume any prepayment penalty obligation with regard to the Project Debt associated with the Affected Shopping Center. If the parties have obtained Lender's Consent and Buyer has assumed the Project Debt as provided in Section 4(b)(i) hereof (except in the case of the exercise of the Option if the Project Debt is declared in default as described in Section 4(e) hereof), within 5 days of its delivery of the Option Notice, the parties agree to proceed to Closing in respect to the property specified in the Option Notice. Upon such Closing, Seller's Attorneys shall release from escrow and deliver to Buyer the Closing Documents pertaining to property specified in the Option Notice and the parties agree to proceed to the Closing as to such property under the terms of the Agreement, as amended hereby. The Option Price for each Uncontaminated Area shall be $1.00, and the Option Price for the Contaminated Area shall be the Carve-Out Amount associated therewith, less any credits available to Buyer as provided herein, but in no event shall the Carve-Out Amount for each area be reduced below $1.00. The parties agree to execute, in recordable form, a memorandum in the form approved by the parties as of the date hereof, evidencing the Option granted herein.

                  If, at the time of exercise of the Option for an Uncontaminated Area, Buyer elects not to exercise the Option as to any Contaminated Area, then the parties agree to enter into a reciprocal easement agreement in a mutually acceptable form. The aforesaid easement agreement shall provide that each party shall have the non-exclusive right of ingress and egress over and across and to use such parking and common areas of the other party's property to the extent that the same may from time to time be provided by such other party for the convenience of its tenants and other parties.

                  (v) Project Debt. If a TNRCC Closure Letter in respect to any of the Affected Shopping Centers has not been issued prior to the stated maturity date (without prepayment) of the Project Debt associated with such Affected Shopping Center, and if Buyer is required under the terms of the loan documents to retire such debt, then the Carve-Out Amount associated therewith, shall also be deemed paid in full except for the sum of $1.00 and the Carve-Out Deposit allocated therewith shall be refunded to Buyer.

         (e)      Acceleration of Project Debt of the Affected Shopping Centers.

               (i) If the holder of any Project Debt (a "Mortgagee") declares such debt in default solely by reason of the presence of Hazardous Materials in the Contaminated Area of the Affected Shopping Center associated with such debt, and thereafter accelerates the sums due thereunder, then Buyer at its option has the right (1) to retire such debt by advancing the entirety of the sums due thereunder; or (2) to require Seller and/or Brauss, (or in the case of Green Oaks, Brauss alone), or a designee thereof (the "Repurchasing Party"), to repurchase such Affected Shopping Center for the same Purchase Price paid by Buyer therefor, increased by the amount of the unamortized portion of tenant improvement costs and leasing commissions paid by Buyer (except the Carve-Out Amount associated with such project shall be refunded to Buyer), in accordance with the terms of subsection 4(e)(iii) below. Upon closing of the purchase by the Repurchasing Party, the obligations of Brauss under Section 4(d)(i) shall remain in full force and effect, and within sixty (60) days of completion of Seller's Remediation Work, Buyer shall have the right to purchase such Affected Shopping Center from the Repurchasing Party for the same purchase price paid by the Repurchasing Party under the terms provided in Section 4(e)(iv) below, increased by the amount of any unamortized portion of tenant improvement costs and leasing commissions paid by the Repurchasing Party.

                  (ii) If any of the holders of the Project Debt associated with the Parkwood Square and Richwood shopping centers declares such debt in default by reason of the execution and delivery of the Master Lease (defined in Section 5(a) below), then the parties shall cure such default. Such curing, at Buyer's option, shall take the form of either Seller repurchasing such Affected Shopping Center for the same Purchase Price paid by Buyer therefor, increased by the amount of the unamortized portion of tenant improvement costs and leasing commissions paid by Buyer (in accordance with the terms of subsection 4(e)(iii) below), or the Master Lease shall be terminated and Seller shall transfer to Buyer or its designee a 49% limited partnership interests in limited partnership which owns such Affected Shopping Center, and Brauss shall hold in trust the remaining 50% limited partnership interests and the 1% general partnership interest under the same terms as the Declaration of Trust described in Section 4(a) hereof.

                  (iii) If Buyer elects to exercise its right to require the Seller to repurchase any Affected Shopping Center, then Seller (or in the case of Green Oaks, Brauss) shall purchase such Affected Shopping Center, as provided in this subsection 4(e). Such transfer shall be effected on the 15th business day (but in any event at least three (3) business days prior to the expiration of Mortgagee's cure period thereunder) after written notice of Buyer's election, such notice must be accompanied by a detailed statement of the tenant improvement costs and leasing commissions incurred by Buyer with respect to the Affected Shopping Center. The rights of Buyer under this section are specifically enforceable.

                  (iv) If Buyer elects to exercise its right to re-purchase from the Repurchasing Party such Affected Shopping Center under subsection 4(e)(i) above, such transfer shall be effected on the 10th day after written notice of Buyer's election, such notice must be accompanied by a detailed statement of the tenant improvement costs and leasing commissions incurred by Repurchasing Party with respect to the Affected Shopping Center. The rights of Buyer under this section are specifically enforceable.

         (f) Management Agreement. Upon execution hereof, Seller and UIRT-Management Services, Inc. have entered into that certain Management Agreement whereby the Manager shall manage Green Oaks Shopping Center in accordance with the terms thereof commencing as of February 1, 1999. During the month of January 1999, an affiliate of Seller shall manage such shopping center and receive as compensation therefor an amount equal to 4% of the payments collected from the tenants of such projects, other than common area maintenance charges or adjustments for 1998.

5. Parkwood Square and Richwood Shopping Centers. As of the date hereof, the parties have undertaken the following transactions in respect to the Parkwood Square and Richwood Shopping Centers:

         (a) Master Lease. As of the date hereof, the parties have entered into a separate Master Lease (herein so called) for each of the two properties, in the form annexed hereto as Exhibit "D", whereby the Buyer agrees to lease the properties from Seller in accordance with the terms and provisions thereof. The parties agree that during the month of January 1999, an affiliate of Seller shall manage each Affected Shopping Center, and receive as compensation therefor an amount equal to 4% of the payments collected from the tenants of such projects, other than common area maintenance charges or adjustments for 1998. (b) Purchase Price. The parties acknowledge that as of the date hereof, Buyer has paid to Seller in cash the Cash Portion of the Purchase Price associated with the Parkwood Square and Richwood Shopping Centers, and the parties have adjusted the Purchase Price in order to prorate the costs and expenses of such projects as of the date hereof, in accordance with the terms of the Agreement, and in reliance upon the same understandings and agreements set forth in Section 4(b) hereof as they pertain the Parkwood Square and Richwood shopping centers.

         (c)      Escrow.

                  (i) Carve-Out Deposit. The parties acknowledge and agree that the Carve-Out Deposit associated with the Parkwood Square and Richwood properties shall be held and disbursed under the terms of the Escrow Agreement and as otherwise provided in
                  Section 4(c)(i) hereof.

                  (ii) Closing Documents. The parties acknowledge and agree that the Closing Documents associated with the Parkwood Square and Richwood properties, including the Warranty Deeds, an Assignment of Leases and an assignment of the escrow accounts held by the holder of the Project Debt, shall be executed and delivered in escrow under the terms of the Escrow Agreement and as otherwise provided in Section 4(c)(ii) hereof, which Closing Documents include separate warranty deeds for the Contaminated Areas and the remaining portions of such shopping centers.

6. Guaranty. Eric Brauss has executed this Amendment for purposes of confirming his obligations hereunder and hereby waives and relinquishes any right of contribution or reimbursement from the Seller after the date hereof. The provisions of this section shall survive the Closing.

7. Survival. All of the representations, warranties and covenants made herein shall survive the Closing.

8. Ratification. Except as amended hereby, the terms and conditions of the Agreement are ratified and confirmed.

         EXECUTED in multiple original counterparts, to be effective as of the day, month and year first above written.

                                             SELLER:     TODAY MANAGEMENT, INC.


                                             By:
                                             Name:
                                             Title:

                           TODAY MELBOURNE PLAZA, L.P.
                               By:      Today      Melbourne
                                 Plaza GP, Inc.


                               By:
                               Name:
                               Title:

                         TODAY NORTHWEST CROSSING, L.P.
                          By:      Today      Northwest
                              Crossing GP, Inc.


                              By:
                              Name:
                              Title:


                             TODAY GREEN OAKS, L.P.
                              By: Today Green Oaks
                                    GP, Inc.


                                     By:
                                     Name:
                                     Title:


                              TODAY PARKWOOD, L.P.
                             By: Today Parkwood GP,
                                      Inc.


                                       By:
                                      Name:
                                     Title:


                              TODAY RICHWOOD, L.P.
                             By: Today Richwood GP,
                                      Inc.


                                       By:
                                      Name:
                                     Title:



                                        BUYER:UNITED INVESTORS REALTY TRUST


                                        By:
                                            Lewis H. Sandler, President


                                List of Exhibits

         "A-1" - "A-3"   -       Legal Description of Contaminated Areas
         "B"             -       List of Project Debts
         "C"             -       Amendment to Green Oaks Limited Partnership
                                 Agreement
         "D"             -       Declaration of Trust
         "E"             -       Form of Master Lease

Exhibit 10.4
333844.1
Parkwood Master Lease
                                 LEASE AGREEMENT

                                 BY AND BETWEEN

                              TODAY PARKWOOD, L.P..

                                   AS LANDLORD

                                       AND

                          UNITED INVESTORS REALTY TRUST

                                    AS TENANT

                                  Pertaining To

                         Parkwood Square Shopping Center
                           Plano, Collin County, Texas










                                               Dated December 31, 1998

Parkwood Master Lease

                                                   LEASE AGREEMENT



                                                  Table of Contents

                                                                        Page

ARTICLE 1         Definitions............................................1


ARTICLE 2         Premises and Term of Lease.............................3


ARTICLE 3         Rent...................................................3


ARTICLE 4         Taxes and Other Charges................................4


ARTICLE 6         Use of Fire Insurance Proceeds.........................8


ARTICLE 7         Damage and Destruction-No Effect on Lease..............8

ARTICLE 9         This Article intentionally omitted.....................9

ARTICLE 10        Repairs................................................9

ARTICLE 11        Changes and Alterations................................10


ARTICLE 12        Requirement of Public Authorities......................10


ARTICLE 13        Fixtures and Articles of Personal Property.............11


ARTICLE 14        Discharge of Liens.....................................11


ARTICLE 15        Environmental Responsibilities.........................12


ARTICLE 16        Landlord Not Liable for Injury or Damage...............13


ARTICLE 17        Indemnification........................................13


ARTICLE 18        Landlord's Right of Inspection.........................14


ARTICLE 19        Landlord's Rights to Perform Tenant's Covenants........14

ARTICLE 20        Permitted Use; No Unlawful Occupancy...................15


ARTICLE 21        Defaults, Conditional Limitation, Remedies, Etc........15

ARTICLE 22        Notices................................................16

ARTICLE 23        Condemnation...........................................17


ARTICLE 24        Miscellaneous..........................................18


Exhibit "A"                Description of the Land

Schedule "I"               Base Rent

Schedule "II"              Permitted Exceptions

                                 LEASE AGREEMENT

         LEASE AGREEMENT, is made to be effective as of December 31, 1998, between TODAY PARKWOOD, L.P., a Texas limited partnership having its principal office at c/o Today Realty Advisors, Inc., 17400 Dallas Parkway, Suite 216, Dallas, Texas 75287 (the "Landlord"), and UNITED INVESTORS REALTY TRUST, a Texas real estate investment trust having its principal office at 5847 San Felipe, Suite 850, Houston, Texas 77057 (the "Tenant").

                                    ARTICLE 1
                                   Definitions
ARTICLE 1 Definitions

         Section 1.1. The terms defined in this Article, for all purposes of this Lease and all agreements supplemental hereto, have the meanings herein specified unless the context otherwise requires.

                    (a) "Acquisition  Agreement" means that certain  Acquisition
               Agreement between Landlord as one of several parties named as seller therein, and Tenant's assignee, Centennial Acquisition
               Corp. as buyer therein, dated October 16, 1998, as amended, pertaining to the sale of the Property and other properties. Reference in this Lease to the "Second Amendment" means the Second Amendment to the Acquisition Agreement, dated as of December 31, 1998.

                    (b) "Buildings" means and includes  buildings,  improvements and structures now or hereafter erected (when permitted by Landlord) upon the Demised Premises, the Equipment and the Furniture and Fixtures, including all fixtures and appurtenances therein and thereto and all personal property of every kind and description, affixed or attached to, or placed in or upon or used for or adapted to in any way the use, enjoyment, occupancy and operation of the said buildings, improvements and structures (other than the property which may be removed by Tenant as specifically permitted by the provisions of this Lease) and any and all replacements thereof, additions thereto and substitutes therefor.

                    (c) "Commencement Date" means the date of this Lease.

                    (d) "Demised Premises" means the Land and Buildings.

                    (e) "Equipment" means to include,  but is not be limited to, all machinery, engines, dynamos, boilers, elevators, air conditioning compressors, ducts, units and equipment, heating and hot water systems, pipes, plumbing, wiring, and gas, steam, water and electrical fittings, used in connection with the operation of the Buildings.

                    (f) "Furniture and Fixtures" means and includes all fixtures, appurtenances, furniture, furnishings, decorations and other personal property of every kind and description now or hereafter affixed or attached to or placed in or upon and used for or adapted in any way to the use, enjoyment, occupancy and operation of the Buildings or any part thereof and all replacements and renewals thereof and all additions thereto and an substitutes therefor.

                    (g) "Hazardous Materials" means any pollutant, toxic substance, regulated substance, hazardous waste, hazardous material, hazardous substance, oil, hydrocarbon, asbestos or similar item as defined in or pursuant to the Resource
               Conservation and Recovery Act, as amended, the Comprehensive Environmental Response, Compensation, and Liability Act, as
               amended, the Federal Clean Water Act, as amended, the Safe Drinking Water Act, as amended, the Federal Water Pollution Control Act, as amended, the Texas Water Code, as amended, the Texas Solid Waste Disposal Act, as amended, or any other federal, State of Texas, or local environmental or health and safety related, constitutional provisions, law, regulation, ordinance, rule, or bylaw, whether existing as of the date hereof, previously enforced or subsequently enacted (collectively the "Environmental Laws")

                    (h) "Impositions" means all taxes, assessments, water rates, rents and charges, sewer rates, rents and charges for all steam, heat, gas, water, electricity, light, power and all other utilities and other services furnished to the Demised Premises or to the Buildings or to the occupants of either, excises, levies, duties, licenses and permit fees and all other payments and charges of every kind and nature whatsoever, private and public, ordinary and extraordinary, general or special, foreseen and unforeseen of any kind and nature whatsoever which at any time during the term of this Lease may be assessed, levied, charged upon, imposed upon or become due or payable out of, or become a lien on the Demised Premises, or the rent and income received by Tenant from subtenants, concessionaires or licensees of the Demised Premises, it being the intention of the parties that the rents reserved herein shall be received and enjoyed by Landlord as a net sum free from all such taxes, payments, charges and such other items provided, notwithstanding anything to the contrary hereinabove contained.

                    (i) "Land"  means that  certain  tract of land  situated  in
               Collin County, Texas, being described on Exhibit "A" annexed hereto and made a part hereof for all purposes, which forms a part of the Demised Premises.

                    (j) "Mortgagee" means the holder of the Mortgage.

                    (k) "Mortgage" means that certain Deed of Trust and Security
               Agreement dated December 24, 1997, executed by Landlord as trustor to William Campbell as trustee, securing the Secured Note, and filed for record as Document No. 97-0110032 in Volume 4067, Page 1866 of the records of the County Recorder's Office of Collin County, Texas.

                    (l) "Option to Require  Repurchase"  means the right granted to Tenant to require the repurchase of the Project, which option is set forth in Section 4 (e) of the Second Amendment.

                    (m) "Secured Note" means that one certain promissory note in the original principal sum of $6,600,000.00, dated December 24, 1997, executed by Landlord, made payable to the order of Lehman Brothers Holding, Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings, Inc., a Delaware limited partnership, and any renewals extensions, consolidations or replacements thereof.

                    (n) "Property" means the Demised Premises.

                    (o) "Tenant" means the Tenant named herein and any successor or assign permitted hereunder.

                    (p) "Tenant's  Option" means the right granted to the Tenant to purchase all or part of the Property, which option is set forth in Section 4(b) of the Second Amendment.

                    (q)  "Term"  means  the term of this  Lease as set  forth in
               Section 2.2 hereof.

                                    ARTICLE 2
                           Premises and Term of Lease

ARTICLE 2    Premises and Term of Lease

         Section 2.1. LeaseholdSection 2.1. Leasehold. Landlord does hereby demise and lease to Tenant, and Tenant does hereby hire and take from Landlord, the Demised Premises, subject to the interests, liens, charges, encumbrances and matters set forth on Schedule II annexed hereto and made a part hereof (the "Permitted Exceptions").

         TO HAVE AND TO HOLD unto Tenant,  its successors  and assigns,  for the
term  described  herein,   unless  such  term  shall  be  sooner  terminated  as
hereinafter provided.

         Section 2.2. TermSection 2.2. Term. The term of this Lease (the "Term") commences as of the date hereof (the "Commencement Date") and terminates on the first annual anniversary date of the maturity date of the Secured Note, unless sooner terminated upon the occurrence of the earliest of the following events, or extended as provided in Section 2.3 hereof:

                    (a) Transfer of title to the Property  unto Tenant under the terms of the Acquisition Agreement or the Tenant's Option; or

                    (b) Exercise by Tenant of the Option to Require Repurchase under the terms of the Acquisition Agreement.

         Section 2.3. Quiet Enjoyment.Section 2.3. Quiet Enjoyment. Landlord covenants that, if and so long as Tenant faithfully performs the agreements, terms, covenants and conditions hereof, Tenant shall and may peaceably and quietly have, hold and enjoy the Demised Premises for the Term hereby granted, without molestation or disturbance by or from Landlord and free of any encumbrance created or suffered by Landlord, except those to the Permitted Exceptions.

                                    ARTICLE 3
                                      Rent

ARTICLE 3 Rent

         Section 3.1. PaymentSection 3.1. Payment. Tenant shall pay to Landlord (or as otherwise provided in Schedule I annexed hereto) at such address as Landlord may designate in writing, a monthly rental equal to the sums set forth on Schedule I annexed hereto (the "Base Rent"). The Base Rent shall be payable by wire transfer of funds in equal monthly installments in advance on the first day of each calendar month during the term of this Lease beginning on the on the first payment date set forth under the terms of the Secured Note. The rent shall be in addition to and over and above all other payments to be made by Tenant as herein provided. Rent for partial months, if any, shall be apportioned. The rent shall be paid to Landlord without notice or demand and, except as otherwise expressly provided herein, without abatement, deduction, counterclaim or setoff. Tenant shall also pay without notice or demand except as may be specifically required by this Lease, and without abatement, deduction, counterclaim or setoff, all other costs, charges, deposits and expenses prescribed herein ("Additional Rent").

         Section 3.2 Late ChargeSection 3.2 Late Charge. If payment of any Base Rent becomes overdue under the terms of the Secured Note, and the holder of the Secured Note assesses a late charge or default rate, penalties, fees, etc., for such past due installment, such late charge also becomes due and payable to Landlord as liquidated damages for Tenant's failure to make prompt payment and said late charges shall be immediately due and payable by Tenant.

         Section 3.3. Net LeaseSection 3.3. Net Lease. It is the purpose and intent of Landlord and Tenant that the net rent shall be absolutely net to Landlord so that this Lease shall yield net to Landlord, the net rent specified above in this Article 3 and that all costs and expenses and obligations of every kind and nature whatsoever whether now existing or hereafter arising or whether beyond the contemplation of the parties, shall be timely paid by Tenant. Except as otherwise specifically provided in this Lease, there shall be no abatement, diminution or reduction of rent, charges or other compensation claimed by or allowed to Tenant, or any person claiming under it, nor shall there be abatement or diminution or reduction of the performance of the other obligations by Tenant hereunder under any circumstances.

                                    ARTICLE 4

                             Taxes and Other Charges

ARTICLE 4      Taxes and Other Charges

         Section 4.1.

                    (a) Tenant  covenants  and agrees to pay to  Landlord  or on behalf of Landlord all paving assessments, ad valorem taxes, real estate taxes (including, but not limited to, those imposed by independent school districts, municipal governments, County of Collin, State of Texas, and any other governmental authority imposing taxes upon the owner of real and personal property related to the value thereof) and all other governmental charges, general and special, ordinary and extraordinary, foreseen as well as unforeseen, of any kind and nature whatsoever, including further, but not limited to, assessments for pubic improvements or benefits (all of which taxes, levies and other governmental charges are included in the term "Impositions" as used herein) which are assessed, levied, confirmed, imposed or become a lien upon the Demised Premises, or any part thereof, to the extent that the same relate to any period of time during the Term hereof, provided however, that, if, by law, any such Imposition is payable, or may, at the option of the taxpayer, be payable in installments (whether or not interest is accrued on the unpaid balance of such Imposition), the Tenant may pay the Landlord as and for the same (and any interest accruing on the unpaid balance of such Imposition) in installments as the same respectively become due and before any fine, penalty, interest or cost may be added thereto for the non-payment of such installment and interest. Landlord covenants and agrees to cooperate with Tenant so that Tenant is granted access to and is otherwise permitted to use any funds deposited in escrow with the Mortgagee.

                    (b) If,  during  the  Term,  under  the laws of the State of
               Texas or other taxing authority, a tax or excise on rents or other tax is levied or assessed by the State of Texas or other taxing authority against the Landlord or the rental expressly reserved hereunder as a clearly ascertainable substitute, in whole or in part, for taxes assessed or imposed by said state or authority on Land and Buildings, or on personal property, the Tenant covenants to pay and discharge such tax or excise on rents or other tax but only to the extent of the amount thereof lawfully assessed or imposed upon the Landlord and lawfully so assessed or imposed as a direct result of the ownership by the Landlord of the Demised Premises, or any part thereof, or of this Lease, or of the rentals accruing under this Lease, it being the intention of the parties hereto that the rent to be paid hereunder shall be paid to the Landlord absolutely net without deduction of any nature whatsoever, except that Landlord shall pay all mortgages as provided herein. The payment to be made by the Tenant pursuant to this paragraph shall be made before any fine, penalty, interest or cost may be added thereto for the non-payment thereof.

         Section 4.2. Tenant agrees that Tenant will make payment to the Mortgagee on behalf of Landlord for any Imposition and other items of tax referred to herein no later than ten (10) days prior to the date such tax or other Imposition is due and payable to the taxing authority. Landlord agrees to furnish to Tenant a statement of the amount of tax or Imposition due and a copy of the statement of the taxing authority levying such Imposition, and, in all events, Tenant agrees to make such payment before the payment of such Imposition and tax to the taxing authority becomes delinquent. Notwithstanding the foregoing, Tenant agrees that, if the Landlord is required to escrow tax payments with the Mortgagee, Tenant will make monthly payments to the Mortgagee on behalf of Landlord, in advance, on the first day of each month by wire transfer of funds, each of such payments to be in the same amount paid or to be paid by Landlord to the Mortgagee. If such monthly payments are insufficient in amount to pay the aggregate of such Imposition and tax before the same become delinquent, or the Mortgagee requires a different amount, such deficiency shall be made good by Tenant promptly upon receipt of Landlord's statement with respect to the same or a copy of the Mortgagee's statement, and in the event such monthly payments shall exceed the amount of the aggregate of such Imposition and taxes when the aggregate amount thereof is actually determined (unless same is retained by the Mortgagee), such excess shall be credited upon subsequent payments with respect thereto required of the Tenant.

         Section 4.3. Tenant shall have the right at its own expense to contest the amount or validity, in whole or in part, of any Imposition by appropriate proceedings diligently conducted in good faith but only after payment of such Imposition unless such payment would operate as a bar to such contest or interfere materially with the prosecution thereof, in which event, notwithstanding the provisions of subparagraph (a) hereof, payment of such Imposition shall be postponed if and only so long as:

                    (a) neither the Demised  Premises nor any part thereof would by reason of such postponement, or deferment be, in the reasonable judgment of the Landlord, in danger of being forfeited or lost, and

                    (b) the Mortgage  will be complied with and would not be, by reason of such postponement or deferment, in the reasonable judgment of Landlord, in danger of being foreclosed.

         Upon the termination of any such proceedings, it shall be the obligation of Tenant to pay the amount of such Imposition or part thereof as finally determined in such proceedings, the payment of which may have been deferred during the prosecution of such proceedings, together with any costs, fees, interests, penalties, or other liabilities in connection therewith.

         Section 4.4. Tenant shall have a right to seek a reduction in the valuation of the Demised Premises assessed for tax purposes and to prosecute any action or proceeding in connection therewith. Tenant may, if it so desires, but at its own expense attempt to obtain a lowering of the assessed valuation upon the Demised Premises or any part thereof for the purpose of reducing taxes thereon, and in such event, Landlord, at no cost or expense to Landlord, agrees to cooperate in effecting such a reduction.

         Section 4.5. Landlord shall not be required to join in any proceedings referred to in Section 4.3 hereof unless the provisions of any law, rule or regulation at the time in effect shall require that such proceedings be brought by and/or in the name of Landlord or any owner of the Demised Premises, in which event Landlord shall join in such proceedings or permit the same to be brought in its name. Landlord shall not ultimately be subject to any liability for the payment of any costs or expenses in connection with any such proceedings, and Tenant will indemnify and save harmless Landlord from any such costs and expenses. Landlord may require any such proceedings be brought in its name but in any such event the proceedings shall be for the sole benefit of Tenant.

         Section 4.6 Tenant shall be entitled to the benefit of the reduction in any Impositions during the Term hereof and Landlord agrees to join in any consent or endorse any payment to which Tenant may be entitled resulting from such reduction in Impositions.

                                    ARTICLE 5
                                    Insurance

ARTICLE 5 Insurance

         Section 5.1. At all times during the term of this Lease, Tenant at its own cost and expense shall:

                    (a) Keep the  Buildings  insured  against  loss or damage by fire and all other hazards covered by the usual all risk endorsement, in an amount sufficient to prevent Landlord and Tenant from becoming coinsurers under provisions of applicable policies of insurance, but in any event in an amount not less than eighty (80%) percent of the full insurable value thereof (replacement value less physical depreciation) excluding the cost of excavations and of foundation below the level of the lowest basement floor, but in any event in such amounts in order to comply with the requirements of the Mortgage.

                    (b) Provide and keep in force,  insurance  against liability for bodily injury and death and property damage and boiler and machinery insurance (provided the Buildings contain equipment ordinarily covered by such a policy), all such insurance to be in such amounts and in such forms of policies as may from time to time be reasonably required by Landlord and in compliance with the Mortgage. Such liability insurance shall be comprehensive general public liability insurance and shall include specifically the Buildings, the Demised Premises and all garages, streets and sidewalks and all areas in the Buildings. In any event:

                           (i)......the insurance against liability for personal
                  injury and death and property damage shall be not less than One Million and No/100 ($1,000,000.00) Dollars for any occurrence on a single limit "at risk" basis;

                           (ii).....boiler  and machinery  insurance shall be in
                  an amount and in such form as Landlord may reasonably required.

                    (c) If a sprinkler system is contained within the Buildings, provide and keep in force sprinkler leakage insurance in amounts and forms reasonably satisfactory to Landlord and in compliance with the Mortgage.

                    (d) Provide and keep in force  plate glass  insurance  which may be included in the policy provided for in subparagraph (b) above.

                    (e) Provide and keep in force such other insurance and in such amounts as may from time to time be required by Landlord and in compliance with the Mortgage against such other insurable hazards as at the time are commonly insured against in the case of premises similarly situated due regard being given to the type of the Buildings, their construction and their use and occupancy.

         Section 5.2.

                    (a) All  insurance  provided by Tenant,  as required by this
               Article, shall be carried in favor of Landlord and Tenant, as their respective interests may appear, and, in the case of insurance against damage to the Buildings by fire or other risk, shall also include the interest of the holder of the Mortgage. All insurance shall be in such form and shall be taken in such responsible companies as are reasonably acceptable to Landlord and acceptable to the holder of the Mortgage. Tenant shall have the privilege of procuring all such insurance through its own sources and as a part of any blanket policies maintained by Tenant.

                    (b) Tenant shall procure policies for all such insurance for periods of not less than one (1) year and shall deliver to Landlord such certificates confirming the effectiveness of such policies with evidence of the payment of premiums thereon in the event blanket policies have been issued and shall procure renewals thereof from time to time at least thirty (30) days before the expiration thereof. Tenant and Landlord shall cooperate in connection with the collection of any insurance monies that may be due in the event of loss and shall execute and deliver such proofs of loss and other instruments which may be required for the purpose of obtaining the recovery of any such insurance monies.

         Section 5.3.

                    (a) Notwithstanding the foregoing, Tenant agrees that if Landlord is required to escrow insurance premiums with the holder of the Mortgage, Tenant agrees to make monthly payments to the Mortgagee on behalf of Landlord, in advance, on the first day of each month by wire transfer of funds, each of such payments to be in the same amount paid or to be paid by the Landlord to the Mortgagee.

                    (b) All fire  insurance  policies  provided for herein shall provide for payment of loss to Tenant and the holder of the Mortgage, as their respective interests may appear,

                    (c) Tenant shall not violate or permit to be violated any of the conditions or provisions of any such policy, and Tenant shall so perform and satisfy the requirements of the companies writing such policies that at all times companies of good standing satisfactory to Landlord as herein above provided shall be willing to write and/or continue such insurance.

                    (d) Each  policy of  insurance  required  to be  obtained by
               Tenant as herein provided and each certificate therefor issued by the insurer shall contain an agreement by the insurer that such policy shall not be canceled without at least thirty (30) days' prior written notice to Landlord, and to any mortgagee to whom a loss thereunder may be payable. All such policies shall also cover any increased risks as a result of construction, repairs, alterations and additions to the Buildings and shall provide that any loss shall be payable to Landlord notwithstanding any act of negligence of Tenant which might otherwise result in forfeiture of said insurance. All other terms of the Mortgage related to the terms hereof shall be complied with by Tenant.

         Section 5.4. Landlord and Tenant hereby release the other from any and all liability or responsibility to the other or anyone claiming through or under them by way of subrogation or otherwise for any loss or damage to property caused by fire or any of the extended coverage or supplementary contract casualties, even if such fire or other casualty is caused in whole or in part by the other party, or anyone for whom such party may be responsible, provided, however, that this release shall be applicable and in force and effect only with respect to loss or damage occurring during such time as the releasor's policies shall contain a clause or endorsement to the effect that any such release shall not adversely affect or impair said policies or prejudice the right of the releasor to recover thereunder. Landlord and Tenant each agrees that it will request its insurance carriers to include in its policies such a clause or endorsement. If extra cost shall be charged therefor, each party shall advise the other thereof and of the amount of the extra cost, and the other party, at its election, may pay the same, but shall not be obligated to do so.

                                    ARTICLE 6
                         Use of Fire Insurance Proceeds

ARTICLE 6  Use of Fire Insurance Proceeds

         Section 6.1. If the Buildings or any part thereof shall be destroyed or damaged in whole or in part by fire or other casualty (including any casualty for which insurance was not obtained or obtainable) or any kind or nature, ordinary or extraordinary, foreseen or unforeseen, Tenant shall give to Landlord immediate notice thereof, and Tenant, to the extent insurance proceeds are available for the purpose, shall promptly repair, alter, restore, replace and rebuild the same, at least to the extent of the value and as nearly as possible to the character of the Buildings existing immediately prior to such occurrence; and Landlord shall in no event be called upon to repair, alter, replace, restore or rebuild the Buildings nor to pay any of the costs or expenses thereof. All work shall be done in accordance with the provisions of Article 11 hereof and no work shall be commenced until all the conditions precedent to the commencement of changes and alterations as stipulated in Article 11 shall have been satisfied.

         Section 6.2. Landlord agrees to promptly pay over to Tenant, from time to time, upon the following terms, any monies which may be received by Landlord, from such insurance provided by Tenant. Landlord shall pay to Tenant, as hereinafter provided, the entirety of the aforesaid insurance proceeds, for the purpose of repairs or restoration to be made by Tenant to restore the Buildings to a value which shall be not less than their value prior to such fire or other casualty. If any mechanic's lien is filed against the Property, Tenant agrees to satisfy or otherwise discharge such lien or a bond is posted in accordance with applicable state law, if any, subject to approval by Landlord as to form, amount and surety. The terms hereof are subject to the terms of the Mortgage.

                                    ARTICLE 7
                    Damage and Destruction-No Effect on Lease

ARTICLE 7     Damage and  Destruction-No  Effect on Lease

         Section 7.1. This Lease shall not terminate or be forfeited or be affected in any manner by reason of damage to or total, substantial or partial destruction of the Demised Premises or any part thereof or the Buildings or any part thereof or by reason of the untenantability of the same or any part thereof, for or due to any reason or cause whatsoever and Tenant notwithstanding any law or statute, present or future, waives any and all rights to quit or surrender the Demised Premises or any part thereof, and Tenant expressly agrees that its obligations hereunder, including the payment of net rent, Impositions, and other sum or sums of money and other charges hereunder, shall continue the same as though said Demised Premises or Buildings or any part thereof had not been destroyed or injured, and without abatement, suspension, diminution or reduction of any kind.

                                    ARTICLE 8
                             Assignment, Subleasing

ARTICLE 8      Assignment, Subleasing

         Section 8.1. Tenant may not, without Landlord's prior written consent, assign the entirety of the Lease or sublet the Demised Premises as a whole.

         Section 8.2. Tenant may sublet or grant licenses or concessions with respect to portions of the Demised Premises or the Buildings without Landlord's prior written consent, provided that each sublease or license or concession shall be subject and subordinate to this Lease and to the rights of Landlord hereunder and subject to the terms of the Mortgage. Tenant shall and does hereby indemnify and agree to hold Landlord harmless from any and all liabilities, claims and causes of action arising or accruing from and after the Commencement Date under any terms and conditions of every sublease, license or concession agreement. Likewise, Landlord shall and does hereby indemnify and agree to hold Tenant harmless from any and all liabilities, claims and causes of action arising or accruing prior to the Commencement Date under any terms and conditions of every sublease, license or concession agreement.

         Section 8.3. The fact that a violation or breach of any of the terms, provisions or conditions of this Lease, results from or is caused by an act or omission accruing on or after the Commencement Date by any subtenant, licensee or concessionaire shall not relieve Tenant of Tenant's obligation to cure the same.

                      ARTICLE       9 This Article intentionally omitted.

ARTICLE 9 This Article intentionally omitted.

                                   ARTICLE 10
                                     Repairs

ARTICLE 10    Repairs

         Section 10.1. During the Term of this Lease, Tenant, at its sole cost and expense, agrees to take good care of the Demised Premises, including the Buildings, all sidewalks, grounds, areas, vaults, chutes, sidewalk hoists, railings, gutters, alleys and curbs in front of or adjacent to the Demised Premises and will put, keep and maintain the same in good and safe order and condition, and make all repairs therein and thereon, interior and exterior, structural and non-structural, ordinary and extraordinary, and unforeseen and foreseen, necessary to keep the same in good and safe order and condition howsoever the necessity or desirability therefore may occur, and whether or not necessitated by wear, tear, obsolescence or defects, latent or otherwise. Tenant shall not commit or suffer and shall use reasonable precaution to prevent waste, damage or injury to all of the same. When used in this Article, the term "repairs" shall include all necessary replacements, renewals, alterations and additions. All repairs made by Tenant shall be equal in quality and class to the original work.

         Section 10.2 Landlord shall not be required to furnish any services whatsoever or facilities whatsoever to the Demised Premises including, but not limited to, water, steam, heat, gas, electricity, light and power. Landlord shall have no duty or obligation to make any alteration, addition, change, improvement, replacement or repair to, or to demolish, the Demised Premises, except in respect to Seller's Remediation Work of the areas designated as the Contamination Areas in the Second Amendment. Tenant assumes the full and sole responsibility for the condition, operation, repair, alteration, improvement, replacement, maintenance and management of the Demised Premises, except in respect to the aforesaid Seller's Remediation Work.

Parkwood Master Lease

                                   ARTICLE 11
                             Changes and Alterations

ARTICLE 11     Changes and Alterations

         Section 11.1. Tenant shall have the right, at any time and from time to time, during the term of this Lease, to make at its sole cost and expense, changes and alterations in or of the Buildings, subject, however, to compliance with the following conditions and the terms of the Mortgage, it being understood that repairs, restoration and other work done pursuant to the provisions of Articles 6 and 10 hereof shall be deemed to be changes and alterations:

                   (a) No change or alteration, involving an estimated cost of more than $500,000.00, including any restoration, repair, replacement or rebuilding required by Article 6 hereof, shall be made without the prior written consent of Landlord, which consent may not be unreasonably withheld or delayed.

                  (b) No change or alteration involving an estimated cost of more than $500,000.00 shall be made except in accordance with plans and specifications and cost estimates prepared and approved in writing by Landlord, which may not unreasonably withhold or delay such consent.

                  (c) Any change or alteration shall be made promptly and in a good and workmanlike manner and in compliance with all applicable permits and authorizations and building and zoning laws and with all other laws, ordinances, orders, rules, regulations and requirements of all federal, state and municipal governments.

                  (d) Tenant shall, at its own cost and expense, comply in all respects with the applicable state mechanic's and materialman's lien laws as same are now and may from time to time be amended, to the end that no lien thereunder shall in any way affect the Property.

                                   ARTICLE 12
                        Requirement of Public Authorities

ARTICLE 12 Requirement of Public  Authorities

         Section 12.1. Tenant shall at its own cost and expense, during the Term promptly execute and comply with any and all present and future laws, rules, orders, ordinances, regulations, statutes and requirements (the "Requirements") with respect to the removal of any encroachment or the condition, equipment, maintenance, use or occupation of the Property, whether or not the same involve or require any structural change or the making of any alterations or additions in or to any structure upon or appurtenant to the Property; and Tenant, at its own cost and expense, during the Term shall and will also execute and comply with any and all provisions and requirements of any fire, liability or other insurance policy required to be carried by Tenant under the provisions of this Lease. Notwithstanding the foregoing, Landlord covenants and agrees to discharge any mechanic's, laborer's or materialman's liens which may arise in connection with Seller's Remediation Work. Tenant shall give Landlord prompt notice of any notice of violation of any such Requirement received by Tenant.

         Section 12.2. At its own expense, Tenant shall have the right to contest the validity of any such Requirement or the application thereof.

                                   ARTICLE 13
                   Fixtures and Articles of Personal Property

ARTICLE 13    Fixtures  and  Articles of Personal Property

         Section 13.1. Tenant shall keep the Demised Premises fully and adequately furnished and equipped with all Equipment, Fixtures, and Personalty necessary for the operation of the Property.

         Section 13.2. Tenant shall not have the right, power or authority to and will not remove from the Demised Premises except for repairs, replacement, cleaning, other servicing, or compliance with Requirements or in connection with alterations permitted hereunder, any Equipment, Fixtures or Articles of Personalty without the prior written consent of Landlord, which consent may not be unreasonably withheld or delayed.

         Section 13.3. Tenant shall keep all Equipment and Fixtures and Articles of Personalty in good order and repair and shall replace the same when necessary by items of like quality and value.

         Section 13.4. All Equipment and all Fixtures and Personalty shall be fully paid for by Tenant in cash and Tenant shall not purchase any equipment or fixtures or articles on conditional bills of sale or chattel mortgages or other financing or security arrangements or agreements, or other title retention agreements or arrangements.

                                   ARTICLE 14
                               Discharge of Liens

ARTICLE 14 Discharge of Liens

         Section 14.1. Tenant will not create or permit to be created or to remain, and will discharge, any lien, encumbrance or charge (levied on account of any Imposition or any mechanic's, laborer's or materialman's lien, conditional sale, title retention agreement or chattel mortgage, or otherwise) which might be or become a lien, encumbrance or charge upon the Property or any part thereof or the income therefrom, and Tenant will not suffer any other matter or thing whereby the estate, rights and interest of Landlord in the Property or any part thereof might be impaired, except as specifically permitted by this Lease. Likewise, Landlord covenants and agrees to discharge any mechanic's, laborer's or materialman's liens which may arise in connection with Seller's Remediation Work.

         Section 14.2. If any mechanic's, laborer's or materialman's lien shall at any time be filed against the Property or any part thereof, Tenant, within thirty (30) days after notice of the filing thereof, or such shorter period as may be required by the holder of the Mortgage, will cause the same to be discharged of record or will post a bond in accordance with applicable state law, if any. If Tenant fails to cause such lien to be discharged within the aforesaid 30 day period, then, in addition to any other right or remedy, Landlord may, but shall not be obligated to, discharge the same either by paying the amount claimed to be due or by procuring the discharge of such lien by deposit or by bonding proceedings, and in any such event Landlord shall be entitled, if Landlord so elects, to compel the prosecution of an action for the foreclosure of such lien by the lienor and to pay the amount of the judgment in favor of the lienor with interest, costs and allowances. Any amount so paid by Landlord and all costs and expenses incurred by Landlord in connection therewith, together with interest thereon at the maximum rate permitted by law from the respective dates of Landlord's making of the payment or incurring of the cost and expense shall constitute additional rent payable by Tenant under this Lease and shall be paid by Tenant to Landlord on demand.

         Section 14.3. Nothing in this Lease contained shall be deemed or construed in any way as constituting the consent or request of Landlord, express or implied by inference or otherwise, to any contractor, subcontractor, laborer or materialman for the performance of any labor or the furnishing of any materials for any specific improvement, alteration to or repair of the Demised Premises or any part thereof, nor as giving Tenant any right, power or authority to contract for or permit the rendering of any services or the furnishing of any materials that would give rise to the filing of any lien against the Demised Premises or any part thereof. Notice is hereby given that Landlord shall not be liable for any work performed or to be performed or any materials furnished or to be furnished at the Demised Premises for Tenant or any subtenant, and that no mechanic's or other lien for such work or materials shall attach to or affect the estate or interest of Landlord in and to the Property.

         Section 14.4. Tenant shall have no power to do any act or make any contract which may create or be the reason for any lien, mortgage or other encumbrance upon the estate or interest of Landlord in the Demised Premises. Within five (5) days after the service on Tenant of a claim or lien or a summons and complaint in an action or proceeding for the enforcement thereof, Tenant shall provide Landlord with a true copy thereof.

                                   ARTICLE 15
                         Environmental Responsibilities

ARTICLE 15  Environmental Responsibilities

         Section 15.1. Tenant shall not cause or permit any Hazardous Material to be brought upon, kept or used in or about the Premises by Tenant, its agents, employees, contractors or invitees, unless such Hazardous Material is necessary or useful to Tenant's business and will be used, kept and stored in a manner that complies with the Mortgage and all laws regulating any such Hazardous Material so brought upon or used or kept in or about the Premises. If any Hazardous Material is stored or used on the Premises as specified above, Tenant shall remove all such Hazardous Material upon the expiration or termination of this Lease and restore the Premises to a condition satisfactory to Landlord. The provisions of this Article 15 shall survive the expiration or termination of the Lease.

         Section 15.2 Tenant shall immediately advise Landlord in writing of (i) any governmental or regulatory actions instituted or threatened under any Environmental Law affecting the Tenant or the Premises, (ii) all claims made or threatened by any third party against Tenant or the Premises relating to damage, contribution, cost recovery, compensation, loss or injury resulting from any Hazardous Materials, (iii) the discovery of any occurrence or condition on any real property adjoining or in the vicinity of the Premises that could cause the Premises to be classified in a manner which may support a claim under any Environmental Law, and (iv) the discovery of any occurrence or condition on the Demised Premises or any real property adjoining or in the vicinity of the
Premises which could subject Tenant or the Premises to any restrictions in ownership, occupancy, transferability or use of the Demised Premises under any Environmental Law. Landlord may elect to join and participate in any settlements, remedial actions, legal proceedings or other actions initiated in connection with any claims under any Environmental Law and to have its reasonable attorney's fees paid by Tenant. At its sole cost and expense, Tenant agrees when applicable or upon request of Landlord to promptly and completely cure and remedy every violation of an Environmental Law except in respect to any such violation which relates to the condition which Seller's Remediation Work is intended to cure, as described in the Second Amendment, and such Seller's Remediation Work.

         Section 15.3 Landlord covenants and agrees to Landlord undertake and complete Seller's Remediation Work in accordance with the terms of the Second Amendment.

                                   ARTICLE 16
                    Landlord Not Liable for Injury or Damage

ARTICLE 16     Landlord  Not  Liable  for Injury or Damage

         Section 16.1. Except for events occurring or accruing prior to the Commencement Date, Landlord shall not in any event whatsoever be liable for any injury or damage to any property or to any person happening on, in or about the Demised Premises and its appurtenances, nor for any injury or damage to the Property, nor to any property, whether belonging to Tenant or any other person, caused by any fire, breakage, leakage, defect or bad condition in any part or portion of the Property, or from water, rain or snow that may leak into, issue or flow from any part of the Demised Premises from the drains, pipes, or plumbing work of the same, or from any place or quarter, or due to the use, misuse or abuse of an or any of the elevators, hatches, openings, installations, stairways or hallways of any kind whatsoever which may exist or hereafter be erected or constructed on the Property, or from any kind of injury which may arise from any other cause whatsoever on the Property.

                                   ARTICLE 17
                                 Indemnification
ARTICLE 17 Indemnification

         Section 17.1. In addition to any other indemnities to Landlord specifically provided in this Lease, Tenant will indemnify and save harmless Landlord against and from all liabilities, suits, obligations, fines, damages, penalties, claims, costs, charges and expenses, including, without limitation, reasonable architects' and attorneys' fees by or on behalf of any person, which may be imposed upon or incurred by or asserted (the "Liabilities") against Landlord by reason of any of the following occurring during the term of this Lease (the "Activities"), save and except any such liabilities, etc. arising from or in consequence of any of Seller's Remediation Work required of Landlord in the Second Amendment:

                    (a) any work or  thing  done in,  on or  about  the  Demised
               Premises or any part thereof;

                    (b) any use,  nonuse,  possession,  occupation,  alteration, repair, condition, operation, maintenance or management of the Demised Premises or any part thereof or of any street, alley, sidewalk, curb, vault, passageway or space adjacent thereto;

                    (c) any negligence on the part of Tenant or any subtenant or any of its or their agents, contractors, servants, employees, licensees or invitees;

                    (d) any accident,  injury (including death) or damage to any person or property occurring in, on or about the Demised Premises or any part thereof or in, on or about any street, alley, sidewalk, curb, vault, passageway or space adjacent thereto;

                    (e) any  failure  on the part of Tenant to perform or comply with any of the covenants, agreements, terms or conditions contained in the Mortgage and/or this Lease, or any sublease, license or concession agreement on its part to be performed or complied with;

                    (f) this Lease; any tax attributable to the execution, delivery or recording of this Lease;

                    (g) any  contest  permitted  pursuant to the  provisions  of
               Article 4 hereof.

         Section 17.2 Landlord agrees to indemnify and hold Tenant harmless from any Liabilities resulting from any of the Activities which arose or accrued prior to the Commencement Date hereof.

         The provisions of this Article and the provisions of all other indemnity provisions elsewhere contained in this Lease shall survive the expiration or earlier termination of this Lease.

                                   ARTICLE 18
                         Landlord's Right of Inspection

ARTICLE 18  Landlord's Right of Inspection

         Section 18.1. Tenant shall permit Landlord and its agents or representatives to enter the Demised Premises at all reasonable times for the purpose of (i) inspecting the same and (ii) making any necessary repairs thereto and performing any work therein that may be necessary by reason of Tenant's failure to make any such repairs or perform any such work provided, however, that except in cases of emergency Landlord shall give Tenant at least fifteen
(15) days' written notice of the necessity of making repairs.

         Section 18.2. Nothing in this Article or elsewhere in this Lease shall imply any duty upon the part of Landlord to do any such work; and performance thereof by Landlord shall not constitute a waiver of Tenant's default in failing to perform the same.

         Section 18.3. Landlord shall have the right to enter the Demised Premises at any reasonable times during usual business hours for the purpose of showing it to agents and representatives of the holder of the Mortgage in order to comply with the terms of the Mortgage.

                                   ARTICLE 19
                 Landlord's Rights to Perform Tenant's Covenants

ARTICLE 19 Landlord's   Rights   to   Perform Tenant's Covenants

         Section 19.1. If Tenant shall at any time fail to pay any Imposition in accordance with the provisions hereof, or to take out, pay for, maintain or deliver any of the insurance policies provided for herein, or shall fail to make any other payment or perform any other act on its part to be made or performed, then Landlord, after thirty (30) days' notice to Tenant (or without notice in case of an emergency) and without waiving or releasing Tenant from any obligation of Tenant contained in this Lease, may (but shall be under no obligation to):

                    (a) pay any  Imposition  payable by Tenant  pursuant  to the provisions hereof, or

                    (b) take  out,  pay for and  maintain  any of the  insurance policies provided for herein, or

                    (c) make any  other  payment  or  perform  any  other act on
               Tenant's part to be made or performed as in this Lease provided,

and may enter upon the Demised Premises for the purpose and take all such action thereon as may be necessary therefor.

         Section 19.2. All reasonable sums so paid by Landlord and all reasonable costs and expenses incurred by Landlord in connection with the performance of any such act, together with interest thereon at the rate of 10% per annum from the respective dates of Landlord's making of each such payment or incurring of each such cost and expense shall be paid by Tenant to Landlord upon demand. Any payment or performance by Landlord pursuant to the foregoing provisions of this Article shall not be nor be deemed to be a waiver or release of the breach or default of Tenant with respect thereto or of the right of Landlord to terminate this Lease, institute summary proceedings and/or take such other action as may be permissible hereunder in the event of breach or default by Tenant. It is agreed that Tenant's liability hereunder shall be limited to its interest in the Property.

                                   ARTICLE 20
                      Permitted Use; No Unlawful Occupancy

ARTICLE 20 Permitted Use; No Unlawful Occupancy

         Section 20.1. Tenant may use the entire Demised Premises for any lawful purpose. Tenant shall not use or occupy, nor permit or suffer, the Demised Premises or any part thereof to be used or occupied for any unlawful or illegal business, use or purpose, nor for any business, use or purpose deemed disreputable or extra hazardous, nor in such manner as to constitute a nuisance of any kind, nor for any purpose or in any way in violation of the certificate of occupancy or of any present or future governmental laws, ordinances, requirements, orders, directions, rules or regulations affecting the Demised Premises. Tenant shall immediately upon the discovery of any such unlawful, illegal, disreputable or extra hazardous use take all necessary steps, legal and equitable, to compel the discontinuance of such use and to oust and remove any subtenants, occupants or other persons guilty of such unlawful, illegal, disreputable or extra hazardous use.

         Section 20.2. Tenant will not suffer any act to be done or any condition to exist on the Demised Premises or any portion of either, or any article to be brought thereon, which may be dangerous, unless safeguarded as required by law, or which does, in law, constitute a nuisance, public or private, or which does make void or voidable any insurance then in force on the Demised Premises.

         Section 20.3. Tenant shall not suffer or permit the Demised Premises or any portion thereof to be used by the public, as such, without restriction or in such manner as might reasonably tend to impair Landlord's title to the Demised Premises or any portion thereof, or in such manner as might reasonably make possible a claim or claims of adverse usage or adverse possession by the public, as such, or of implied dedication of the Demised Premises or any portion thereof.

                                   ARTICLE 21
                Defaults, Conditional Limitation, Remedies, Etc.

ARTICLE 21 Defaults, Conditional Limitation, Remedies, Etc.

         Section 21.1. Each of the following events shall be an "Event of Default" hereunder:

                    (a) If Tenant fails to pay any  installment  of Base Rent or
               Impositions or other payments or charges required to be paid by Tenant under this Lease or any monies advanced by Landlord and collectible as Additional Rent within ten (10) days after written notice;

                    (b) If Tenant fails to make any deposit for  Impositions  or insurance, if required hereunder, as and when the same shall become due and payable, and shall not make such deposit within ten (10) days after written notice; and

                    (c) If Tenant  breaches or fails to perform any of the other agreements, terms, covenants or conditions hereof on Tenant's part to be performed and such breach or failure shall continue for the period within which performance is required to be made by specific provision of this Lease, or, if no such period is so provided, for thirty (30) days after written notice, or, if such performance cannot be reasonably had within such thirty (30) day period, Tenant shall not in good faith have commenced such performance within such thirty (30) day period and shall not diligently proceed therewith to completion within ninety (90) days after such notice.

         Section 21.2. Limitation of Liability. Notwithstanding any provision of the law or in equity to the contrary, the following provisions provide for the sole rights and remedies available to the Landlord should an Event of Default occur: Tenant agrees to indemnify and hold Landlord, its partners, officers, directors, shareholders, agents and representatives, or any other person relating thereto (the "Landlord Group"), harmless from and against any liabilities, suits, obligations, fines, damages, penalties, claims, costs, charges and expenses asserted by the Mortgagee in its pursuit of claims for recovery under the following Loan Documents against any of the members of the Landlord Group which is caused by the acts of Tenant, or its employees or agents: (i) Guaranty of Recourse Obligations of Borrower dated December 24, 1997, executed by Eric Brauss: (ii) Guaranty of Payment executed by Landlord and Today Richwood, L.P., dated December 24, 1997; and (iii) Environmental Indemnity Agreement executed by Landlord and Eric Brauss, dated December 24, 1997. Tenant shall not be liable under the aforesaid indemnity for any acts of members of the Landlord Group arising under the Loan, including without limitation any claims for damages asserted by Lender arising out of the existence of Hazardous Materials in the area referred to in the Second Amendment as the Contaminated Area of the Property. In this regard, Landlord agrees and understands that it has no right to terminate the Lease solely by reason of the occurrence of any Event of Default related to such Hazardous Materials or otherwise assert or pursue any other claim for damages under this Lease. The term "Loan Documents" means the documents evidencing and securing the Secured Note executed by the Landlord and/or the members of the Landlord Group..

                                   ARTICLE 22
                                     Notices

ARTICLE 22 Notices

         Section 22.1. Whenever it is provided herein that notice, demand, request or other communication shall or may be given to or served upon either of the parties by the other, and whenever either of the parties shall desire to give or serve upon the other any notice, demand, request or other communication with respect hereto or the Demised Premises, each such notice, demand, request or other communication shall be in writing and, any law or statute to the contrary notwithstanding, shall be effective for any purpose if given or served as follows or at such other address as Landlord or Tenant may from time to time designate by notice given to the other party by facsimile transmission, registered or certified mail:

         If to Landlord:   .........        Today Parkwood, L.P.
                                            c/o Today Realty Advisors, Inc.
                                            17400 Dallas Parkway, Suite 216
                                            Dallas, Texas 75287
                                            Attention: Sue Shelton
                                            Telephone: (972) 407-9067
                                            Telecopy: (972) 407-9068

         With Copy to:     .........        Fishman, Jones, Walsh & Gray, P.C.
                                            8117 Preston Road, Suite 440
                                            Dallas, Texas 75225
                                            Attention: Edward M. Fishman, Esq.
                                            Telephone: (214) 265-2200
                                            Telecopy: (214) 265-2204

         If to Tenant:              United Investors Realty Trust
                                    5847 San Felipe
                                    Suite 850
                                    Houston, Texas 77057
                                    Attention: Randall D. Keith
                                    Vice-President and Chief Operating Officer
                                    Telephone: (713) 781-2858
                                    Telecopy:  (713) 268-6005

         With a Copy to:
                                    United Investors Realty Trust
                                    8080 North Central Expressway
                                    Suite 500
                                    Dallas, Texas 75206
                                    Lewis H. Sandler
                                    President and Chief Executive Officer
                                    Telephone: (214) 360-3665
                                    Telecopy: (214) 360-3696

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

                                   ARTICLE 23
                                  Condemnation

ARTICLE 23 Condemnation

         Section 23.1. If at any time during the term of this Lease, the whole or materially all of the Property shall be taken for any public or quasi-public purpose by any lawful power or authority by the exercise of the right of condemnation or eminent domain or by agreement between Landlord, Tenant and those authorized to exercise such right, this Lease and the Term hereby granted shall terminate and expire on the date of such taking and the Base Rent, Additional Rent and other sums and other charges provided to be paid by the Tenant shall be apportioned and paid to the date of such taking (the "Taking Date").

         The term "materially all of the Property" means the portion of the Property, as when so taken, would leave remaining the balance of the Property which, due either to the area so taken or the location of the part so taken in relation to the part not so taken, would not under economic conditions, zoning laws or building regulations then existing or prevailing, readily accommodate a new building or buildings of a nature similar to the Buildings at the date of such taking and of floor area sufficient, together with the portion of the Buildings not taken in the condemnation, to produce a fair and reasonable return, after payment of (i) all operating expenses thereof, (ii) the net rental as same may be reduced as a result of such taking, (iii) additional rent and other sum or sums of money and other charges herein reserved and after performance of all covenants, agreements, terms and provisions herein and by law provided to be preformed and paid by Tenant.

         The term "Taking Date" means the date the Demised Premises or a part thereof, as the case may be, shall be deemed to have been taken or condemned on the date on which actual possession of the Demised Premises or a part thereof, as the case may be, is acquired by any lawful power or authority on the date on which title vests therein, whichever is earlier.

         Section 23.2. If less than materially all of the Demised Premises be so taken or condemned, this Lease and the Term thereof shall continue, and the Base Rent due and payable shall continue

         In the event of any taking or condemnation as provided in this Section 23.2, the entire award or the aggregate of the separate awards (the "Condemnation Award") to Landlord and Tenant, as the case may be, shall belong to and be the sole property of Tenant without any claim on the part of Landlord, (Landlord hereby waiving all claims for any value for its leasehold or its interest in this Lease or otherwise), but subject to the terms of the Mortgage.

     Section 23.3. If the temporary use of the whole or any part of the Demised Premises shall be taken at any time during the Term for any public or quasi-public purpose by any lawful power or authority, by the exercise of the right of condemnation or eminent domain, the Term of this Lease shall not be reduced or affected in any way and Tenant shall continue to pay in full the Base Rent, Additional Rent and other sums provided to be paid by Tenant. If the Condemnation Award is in the form of rent recoverable in respect of such taking and shall be payable in quarterly or more frequent installments, Tenant shall be entitled to make claim to and retain such award or awards in the form of rent so payable, provided this Lease is then in force and effect and so long as Tenant is otherwise if full compliance with the terms and conditions hereof, but subject to the terms of the Mortgage. Section 23.4. In case of any governmental action, not resulting in the taking or condemnation of any portion of the Demised Premises but creating a right to compensation therefor, such as, without limitation (except as otherwise provided in this Article 23), the changing of the grade of any street upon which the Demised Premises abut, this Lease shall continue in full force and effect without reduction or abatement of Base Rent, Impositions, or any other payment of Tenant to be made hereunder, and Tenant shall be entitled to the payment of the entirety of such proceeds, but subject to the terms of the Mortgage.

                                   ARTICLE 24
                                  Miscellaneous

ARTICLE 24  Miscellaneous

         Section 24.1. No Oral Agreements. This Lease contains all the promises, agreements, conditions, inducements and understandings between Landlord and Tenant relative to the Demised Premises and there are no promises, agreements, conditions, understandings, inducements, warranties or representations, oral or written, expressed or implied, between them other than as herein set forth.

         Section 24.2. Invalidity of Certain Provisions. If any term or provision of this Lease or the application thereof to any person or circumstances shall, to any extent, be invalid or unenforceable, the remainder of this Lease, or the application of such term or provision to persons or circumstances other than as to which it is held invalid or unenforceable, shall not be affected thereby, and each term and provision of this Lease shall be valid and be enforced to the fullest extent permitted by law.

         Section 24.3. Compliance with Mortgage. Notwithstanding anything to the contrary contained herein, Tenant covenants and agrees that after the Commencement Date (i) it will not create or permit to be created any condition or do or permit to be done any act or thing which may be prohibited by the terms of the Mortgage, (ii) it will execute and deliver any documents, papers or other instruments which may be necessary or required to permit the due performance and compliance with all of the terms, covenants and agreements of the Mortgage by the party responsible thereunder for such performance, and (iii) it will comply with all of the terms, covenants and conditions contained in the Mortgage other than any payments of principal and interest due and owing under the Secured Note, tax and insurance payments due under the Mortgage. Tenant agrees to indemnify Landlord for any loss it may suffer or incur arising under Tenant's breach of the provisions of this Section. The terms hereof shall survive any termination of this Lease.

         Section 24.4. Recording of Memorandum. Landlord and Tenant will, upon the written request of the other, join in the execution of a memorandum of lease in proper form for recordation in the appropriate office or offices wherein the Demised Premises are situated, setting forth the existence and terms of this Lease, and Landlord and Tenant will each take further action as may be necessary to effect such recordation. No memorandum shall be recorded without the prior written consent of both parties hereto.

         Section 24.5. This Lease cannot be changed or terminated orally, but only by an instrument in writing executed by the party against whom enforcement of any waiver, change, modification or discharge is sought.

         Section 24.6. This Lease shall be governed by and construed in accordance with the laws of the State of Texas.

         Section 24.7. The agreements, terms, covenants and conditions herein shall bind and inure to the benefit of Landlord and Tenant and each of its successors and assigns.

         IN WITNESS WHEREOF, the parties hereto have executed this Lease Agreement in multiple original counterparts, the day, month and year first above written.

             LANDLORD:  TODAY PARKWOOD, L.P., a Texas limited partnership
             By:        Today   Parkwood  GP,   Inc.,   its  General Partner



             By:________________________________________

             Name:______________________________________

             Title:_____________________________________


             TENANT:          UNITED   INVESTORS   REALTY   TRUST,   a  Texas
                              real   estate investment trust



             By:_________________________________
                 Lewis H. Sandler, its President

                                   SCHEDULE I

                                    BASE RENT

         Tenant shall pay as Base Rent prior to the maturity date of the Secured Note, an amount equal to the amount per month due pursuant to the Secured Note. Payments of Base Rent commence as of the Commencement Date with subsequent installments due and payable on the same day installments of principal and interest are due under the Secured Note and continue on the same day during the Term hereof. Tenant agrees to pay on or before its due date, each installment of Base Rent plus any tax and insurance escrow and other escrow amounts directly to Mortgagee, provided it contemporaneously with such payment furnishes to Landlord a copy of its check or other form of payment.

         During the one year period following the maturity date of the Secured Note, the Base Rent equals the sum of $1.00, the receipt of payment and the sufficiency of consideration of which the Landlord hereby acknowledges.

                                   SCHEDULE II

                              PERMITTED EXCEPTIONS

                                   EXHIBIT "A"

                               DESCRIPTION OF LAND

Exhibit 10.5

Richwood Master Lease
                                 LEASE AGREEMENT

                                 BY AND BETWEEN


                              TODAY RICHWOOD, L.P.

                                   AS LANDLORD

                                       AND

                          UNITED INVESTORS REALTY TRUST

                                    AS TENANT

                                  Pertaining To

                            Richwood Shopping Center
                        Richardson, Dallas County, Texas










                                               Dated December 31, 1998

334006.1
                             Richwood Master Lease
                                      - 9 -
                                 LEASE AGREEMENT


                                Table of Contents

                                                                            Page

ARTICLE 1         Definitions.................................................1


ARTICLE 2         Premises and Term of Lease..................................3


ARTICLE 3         Rent........................................................3


ARTICLE 4         Taxes and Other Charges.....................................4


ARTICLE 6         Use of Fire Insurance Proceeds..............................8


ARTICLE 7         Damage and Destruction-No Effect on Lease...................8


ARTICLE 9         This Article intentionally omitted..........................9

ARTICLE 10        Repairs.....................................................9


ARTICLE 11        Changes and Alterations....................................10


ARTICLE 12        Requirement of Public Authorities..........................10


ARTICLE 13        Fixtures and Articles of Personal Property.................11


ARTICLE 14        Discharge of Liens.........................................11


ARTICLE 15        Environmental Responsibilities.............................12


ARTICLE 16        Landlord Not Liable for Injury or Damage...................13


ARTICLE 17        Indemnification............................................13


ARTICLE 18        Landlord's Right of Inspection.............................14


ARTICLE 19        Landlord's Rights to Perform Tenant's Covenants............14


ARTICLE 20        Permitted Use; No Unlawful Occupancy.......................15


ARTICLE 21        Defaults, Conditional Limitation, Remedies, Etc............15


ARTICLE 22        Notices....................................................16


ARTICLE 23        Condemnation...............................................17


ARTICLE 24        Miscellaneous..............................................18


Exhibit "A"                Description of the Land

Schedule "I"               Base Rent

Schedule "II"              Permitted Exceptions

                                 LEASE AGREEMENT

         LEASE AGREEMENT, is made to be effective as of December 31, 1998, between TODAY RICHWOOD, L.P., a Texas limited partnership having its principal office at c/o Today Realty Advisors, Inc., 17400 Dallas Parkway, Suite 216, Dallas, Texas 75287 (the "Landlord"), and UNITED INVESTORS REALTY TRUST, a Texas real estate investment trust having its principal office at 5847 San Felipe, Suite 850, Houston, Texas 77057 (the "Tenant").

                                    ARTICLE 1
                                   Definitions

         Section 1.1. The terms defined in this Article, for all purposes of this Lease and all agreements supplemental hereto, have the meanings herein specified unless the context otherwise requires.

          (a) "Acquisition Agreement" means that certain Acquisition Agreement between Landlord as one of several parties named as seller therein, and Tenant's assignee, Centennial Acquisition Corp. as buyer therein, dated October 16, 1998, as amended, pertaining to the sale of the Property and other properties. Reference in this Lease to the "Second Amendment" means the Second Amendment to the Acquisition Agreement, dated as of December 31, 1998.

          (b) "Buildings" means and includes buildings, improvements and structures now or hereafter erected (when permitted by Landlord) upon the Demised Premises, the Equipment and the Furniture and Fixtures, including all fixtures and appurtenances therein and thereto and all personal property of every kind and description, affixed or attached to, or placed in or upon or used for or adapted to in any way the use, enjoyment, occupancy and operation of the said buildings, improvements and structures (other than the property which may be removed by Tenant as specifically permitted by the provisions of this Lease) and any and all replacements thereof, additions thereto and substitutes therefor.

          (c) "Commencement Date" means the date of this Lease.

          (d) "Demised Premises" means the Land and Buildings.

          (e) "Equipment" means to include, but is not be limited to, all machinery, engines, dynamos, boilers, elevators, air conditioning compressors, ducts, units and equipment, heating and hot water systems, pipes, plumbing, wiring, and gas, steam, water and electrical fittings, used in connection with the operation of the Buildings.

          (f) "Furniture and Fixtures" means and includes all fixtures, appurtenances, furniture, furnishings, decorations and other personal property of every kind and description now or hereafter affixed or attached to or placed in or upon and used for or adapted in any way to the use, enjoyment, occupancy and operation of the Buildings or any part thereof and all replacements and renewals thereof and all additions thereto and an substitutes therefor.

          (g) "Hazardous Materials" means any pollutant, toxic substance, regulated substance, hazardous waste, hazardous material, hazardous substance, oil, hydrocarbon, asbestos or similar item as defined in or pursuant to the Resource Conservation and Recovery Act, as amended, the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, the Federal Clean Water Act, as amended, the Safe Drinking Water Act, as amended, the Federal Water Pollution Control Act, as amended, the Texas Water Code, as amended, the Texas Solid Waste Disposal Act, as amended, or any other federal, State of Texas, or local environmental or health and safety related, constitutional provisions, law, regulation, ordinance, rule, or bylaw, whether existing as of the date hereof, previously enforced or subsequently enacted (collectively the "Environmental Laws")

          (h) "Impositions" means all taxes, assessments, water rates, rents and charges, sewer rates, rents and charges for all steam, heat, gas, water, electricity, light, power and all other utilities and other services furnished to the Demised Premises or to the Buildings or to the occupants of either, excises, levies, duties, licenses and permit fees and all other payments and charges of every kind and nature whatsoever, private and public, ordinary and extraordinary, general or special, foreseen and unforeseen of any kind and nature whatsoever which at any time during the term of this Lease may be assessed, levied, charged upon, imposed upon or become due or payable out of, or become a lien on the Demised Premises, or the rent and income received by Tenant from subtenants, concessionaires or licensees of the Demised Premises, it being the intention of the parties that the rents reserved herein shall be received and enjoyed by Landlord as a net sum free from all such taxes, payments, charges and such other items provided, notwithstanding anything to the contrary hereinabove contained.

          (i) "Land" means that certain tract of land situated in Dallas County, Texas, being described on Exhibit "A" annexed hereto and made a part hereof for all purposes, which forms a part of the Demised Premises.

          (j) "Mortgagee" means the holder of the Mortgage.

          (k) "Mortgage" means that certain Deed of Trust and Security Agreement dated December 24, 1997, executed by Landlord as trustor to William Campbell as Trustee, securing the Secured Note, and filed for record in Volume 97250, Page 1290, Deed of Trust Records of Dallas County, Texas.

          (l) "Option to Require Repurchase" means the right granted to Tenant to require the repurchase of the Project, which option is set forth in
     Section 4 (e) of the Second Amendment.

          (m) "Secured Note" means that one certain promissory note in the original principal sum of $3,400,000.00, dated December 24, 1997, executed by Landlord, made payable to the order of Lehman Brothers, Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings, Inc., and any renewals extensions, consolidations or replacements thereof.

          (n) "Property" means the Demised Premises.

          (o) "Tenant" means the Tenant named herein and any successor or assign permitted hereunder.

          (p) "Tenant's Option" means the right granted to the Tenant to purchase all or part of the Property, which option is set forth in Section 4(b) of the Second Amendment.

          (q) "Term" means the term of this Lease as set forth in Section 2.2 hereof.

                                    ARTICLE 2
                           Premises and Term of Lease

         Section 2.1. Leasehold. Landlord does hereby demise and lease to Tenant, and Tenant does hereby hire and take from Landlord, the Demised Premises, subject to the interests, liens, charges, encumbrances and matters set forth on Schedule II annexed hereto and made a part hereof (the "Permitted Exceptions").

         TO HAVE AND TO HOLD unto Tenant,  its successors  and assigns,  for the
term  described  herein,   unless  such  term  shall  be  sooner  terminated  as
hereinafter provided.

         Section 2.2. Term. The term of this Lease (the "Term") commences as of the date hereof (the "Commencement Date") and terminates on the first annual anniversary date of the maturity date of the Secured Note, unless sooner terminated upon the occurrence of the earliest of the following events, or extended as provided in Section 2.3 hereof:

          (a) Transfer of title to the Property unto Tenant under the terms of the Acquisition Agreement or the Tenant's Option; or

          (b) Exercise by Tenant of the Option to Require Repurchase under the terms of the Acquisition Agreement.

         Section 2.3. Quiet Enjoyment. Landlord covenants that, if and so long as Tenant faithfully performs the agreements, terms, covenants and conditions hereof, Tenant shall and may peaceably and quietly have, hold and enjoy the Demised Premises for the Term hereby granted, without molestation or disturbance by or from Landlord and free of any encumbrance created or suffered by Landlord, except those to the Permitted Exceptions.

                                    ARTICLE 3
                                      Rent

         Section 3.1. Payment. Tenant shall pay to Landlord (or as otherwise provided in Schedule I annexed hereto) at such address as Landlord may designate in writing, a monthly rental equal to the sums set forth on Schedule I annexed hereto (the "Base Rent"). The Base Rent shall be payable by wire transfer of funds in equal monthly installments in advance on the first day of each calendar month during the term of this Lease beginning on the on the first payment date set forth under the terms of the Secured Note. The rent shall be in addition to and over and above all other payments to be made by Tenant as herein provided. Rent for partial months, if any, shall be apportioned. The rent shall be paid to Landlord without notice or demand and, except as otherwise expressly provided herein, without abatement, deduction, counterclaim or setoff. Tenant shall also pay without notice or demand except as may be specifically required by this Lease, and without abatement, deduction, counterclaim or setoff, all other costs, charges, deposits and expenses prescribed herein ("Additional Rent").

         Section 3.2 Late Charge. If payment of any Base Rent becomes overdue under the terms of the Secured Note, and the holder of the Secured Note assesses a late charge or default rate, penalties, fees, etc., for such past due installment, such late charge also becomes due and payable to Landlord as liquidated damages for Tenant's failure to make prompt payment and said late charges shall be immediately due and payable by Tenant.

         Section 3.3. Net Lease. It is the purpose and intent of Landlord and Tenant that the net rent shall be absolutely net to Landlord so that this Lease shall yield net to Landlord, the net rent specified above in this Article 3 and that all costs and expenses and obligations of every kind and nature whatsoever whether now existing or hereafter arising or whether beyond the contemplation of the parties, shall be timely paid by Tenant. Except as otherwise specifically provided in this Lease, there shall be no abatement, diminution or reduction of rent, charges or other compensation claimed by or allowed to Tenant, or any person claiming under it, nor shall there be abatement or diminution or reduction of the performance of the other obligations by Tenant hereunder under any circumstances.

                                    ARTICLE 4
                             Taxes and Other Charges

         Section 4.1.

          (a) Tenant covenants and agrees to pay to Landlord or on behalf of Landlord all paving assessments, ad valorem taxes, real estate taxes
     (including, but not limited to, those imposed by independent school districts, municipal governments, County of Dallas, State of Texas, and any other governmental authority imposing taxes upon the owner of real and personal property related to the value thereof) and all other governmental charges, general and special, ordinary and extraordinary, foreseen as well as unforeseen, of any kind and nature whatsoever, including further, but not limited to, assessments for pubic improvements or benefits (all of which taxes, levies and other governmental charges are included in the term "Impositions" as used herein) which are assessed, levied, confirmed, imposed or become a lien upon the Demised Premises, or any part thereof, to the extent that the same relate to any period of time during the Term hereof, provided however, that, if, by law, any such Imposition is payable, or may, at the option of the taxpayer, be payable in installments (whether or not interest is accrued on the unpaid balance of such Imposition), the Tenant may pay the Landlord as and for the same (and any interest accruing on the unpaid balance of such Imposition) in installments as the same respectively become due and before any fine, penalty, interest or cost may be added thereto for the non-payment of such installment and interest. Landlord covenants and agrees to cooperate with Tenant so that Tenant is granted access to and is otherwise permitted to use any funds deposited in escrow with the Mortgagee.

          (b) If, during the Term, under the laws of the State of Texas or other taxing authority, a tax or excise on rents or other tax is levied or assessed by the State of Texas or other taxing authority against the Landlord or the rental expressly reserved hereunder as a clearly ascertainable substitute, in whole or in part, for taxes assessed or imposed by said state or authority on Land and Buildings, or on personal property, the Tenant covenants to pay and discharge such tax or excise on rents or other tax but only to the extent of the amount thereof lawfully assessed or imposed upon the Landlord and lawfully so assessed or imposed as a direct result of the ownership by the Landlord of the Demised Premises, or any part thereof, or of this Lease, or of the rentals accruing under this Lease, it being the intention of the parties hereto that the rent to be paid hereunder shall be paid to the Landlord absolutely net without deduction of any nature whatsoever, except that Landlord shall pay all mortgages as provided herein. The payment to be made by the Tenant pursuant to this paragraph shall be made before any fine, penalty, interest or cost may be added thereto for the non-payment thereof.

         Section 4.2. Tenant agrees that Tenant will make payment to the Mortgagee on behalf of Landlord for any Imposition and other items of tax referred to herein no later than ten (10) days prior to the date such tax or other Imposition is due and payable to the taxing authority. Landlord agrees to furnish to Tenant a statement of the amount of tax or Imposition due and a copy of the statement of the taxing authority levying such Imposition, and, in all events, Tenant agrees to make such payment before the payment of such Imposition and tax to the taxing authority becomes delinquent. Notwithstanding the foregoing, Tenant agrees that, if the Landlord is required to escrow tax payments with the Mortgagee, Tenant will make monthly payments to the Mortgagee on behalf of Landlord, in advance, on the first day of each month by wire transfer of funds, each of such payments to be in the same amount paid or to be paid by Landlord to the Mortgagee. If such monthly payments are insufficient in amount to pay the aggregate of such Imposition and tax before the same become delinquent, or the Mortgagee requires a different amount, such deficiency shall be made good by Tenant promptly upon receipt of Landlord's statement with respect to the same or a copy of the Mortgagee's statement, and in the event such monthly payments shall exceed the amount of the aggregate of such Imposition and taxes when the aggregate amount thereof is actually determined (unless same is retained by the Mortgagee), such excess shall be credited upon subsequent payments with respect thereto required of the Tenant.

         Section 4.3. Tenant shall have the right at its own expense to contest the amount or validity, in whole or in part, of any Imposition by appropriate proceedings diligently conducted in good faith but only after payment of such Imposition unless such payment would operate as a bar to such contest or interfere materially with the prosecution thereof, in which event, notwithstanding the provisions of subparagraph (a) hereof, payment of such Imposition shall be postponed if and only so long as:

          (a) neither the Demised Premises nor any part thereof would by reason of such postponement, or deferment be, in the reasonable judgment of the Landlord, in danger of being forfeited or lost, and

          (b) the Mortgage will be complied with and would not be, by reason of such postponement or deferment, in the reasonable judgment of Landlord, in danger of being foreclosed.

         Upon the termination of any such proceedings, it shall be the obligation of Tenant to pay the amount of such Imposition or part thereof as finally determined in such proceedings, the payment of which may have been deferred during the prosecution of such proceedings, together with any costs, fees, interests, penalties, or other liabilities in connection therewith.

         Section 4.4. Tenant shall have a right to seek a reduction in the valuation of the Demised Premises assessed for tax purposes and to prosecute any action or proceeding in connection therewith. Tenant may, if it so desires, but at its own expense attempt to obtain a lowering of the assessed valuation upon the Demised Premises or any part thereof for the purpose of reducing taxes thereon, and in such event, Landlord, at no cost or expense to Landlord, agrees to cooperate in effecting such a reduction.

         Section 4.5. Landlord shall not be required to join in any proceedings referred to in Section 4.3 hereof unless the provisions of any law, rule or regulation at the time in effect shall require that such proceedings be brought by and/or in the name of Landlord or any owner of the Demised Premises, in which event Landlord shall join in such proceedings or permit the same to be brought in its name. Landlord shall not ultimately be subject to any liability for the payment of any costs or expenses in connection with any such proceedings, and Tenant will indemnify and save harmless Landlord from any such costs and expenses. Landlord may require any such proceedings be brought in its name but in any such event the proceedings shall be for the sole benefit of Tenant.

         Section 4.6 Tenant shall be entitled to the benefit of the reduction in any Impositions during the Term hereof and Landlord agrees to join in any consent or endorse any payment to which Tenant may be entitled resulting from such reduction in Impositions.

                                    ARTICLE 5
                                    Insurance

         Section 5.1. At all times during the term of this Lease, Tenant at its own cost and expense shall:

          (a) Keep the Buildings insured against loss or damage by fire and all other hazards covered by the usual all risk endorsement, in an amount sufficient to prevent Landlord and Tenant from becoming coinsurers under provisions of applicable policies of insurance, but in any event in an amount not less than eighty (80%) percent of the full insurable value thereof (replacement value less physical depreciation) excluding the cost of excavations and of foundation below the level of the lowest basement floor, but in any event in such amounts in order to comply with the requirements of the Mortgage.

          (b) Provide and keep in force, insurance against liability for bodily injury and death and property damage and boiler and machinery insurance (provided the Buildings contain equipment ordinarily covered by such a policy), all such insurance to be in such amounts and in such forms of policies as may from time to time be reasonably required by Landlord and in compliance with the Mortgage. Such liability insurance shall be comprehensive general public liability insurance and shall include specifically the Buildings, the Demised Premises and all garages, streets and sidewalks and all areas in the Buildings. In any event:

                           (i)......the insurance against liability for personal
                  injury and death and property damage shall be not less than One Million and No/100 ($1,000,000.00) Dollars for any occurrence on a single limit "at risk" basis;

                           (ii).....boiler  and machinery  insurance shall be in
                  an amount and in such form as Landlord may reasonably required.

          (c) If a sprinkler system is contained within the Buildings, provide and keep in force sprinkler leakage insurance in amounts and forms reasonably satisfactory to Landlord and in compliance with the Mortgage.

          (d) Provide and keep in force plate glass insurance which may be included in the policy provided for in subparagraph (b) above.

          (e) Provide and keep in force such other insurance and in such amounts as may from time to time be required by Landlord and in compliance with the Mortgage against such other insurable hazards as at the time are commonly insured against in the case of premises similarly situated due regard being given to the type of the Buildings, their construction and their use and occupancy.

         Section 5.2.

          (a) All insurance provided by Tenant, as required by this Article, shall be carried in favor of Landlord and Tenant, as their respective interests may appear, and, in the case of insurance against damage to the Buildings by fire or other risk, shall also include the interest of the holder of the Mortgage. All insurance shall be in such form and shall be taken in such responsible companies as are reasonably acceptable to Landlord and acceptable to the holder of the Mortgage. Tenant shall have the privilege of procuring all such insurance through its own sources and as a part of any blanket policies maintained by Tenant.

          (b) Tenant shall procure policies for all such insurance for periods of not less than one (1) year and shall deliver to Landlord such certificates confirming the effectiveness of such policies with evidence of the payment of premiums thereon in the event blanket policies have been issued and shall procure renewals thereof from time to time at least thirty
     (30) days before the expiration thereof. Tenant and Landlord shall cooperate in connection with the collection of any insurance monies that may be due in the event of loss and shall execute and deliver such proofs of loss and other instruments which may be required for the purpose of obtaining the recovery of any such insurance monies.

         Section 5.3.

          (a) Notwithstanding the foregoing, Tenant agrees that if Landlord is required to escrow insurance premiums with the holder of the Mortgage, Tenant agrees to make monthly payments to the Mortgagee on behalf of Landlord, in advance, on the first day of each month by wire transfer of funds, each of such payments to be in the same amount paid or to be paid by the Landlord to the Mortgagee.

          (b) All fire insurance policies provided for herein shall provide for payment of loss to Tenant and the holder of the Mortgage, as their respective interests may appear,

          (c) Tenant shall not violate or permit to be violated any of the conditions or provisions of any such policy, and Tenant shall so perform and satisfy the requirements of the companies writing such policies that at all times companies of good standing satisfactory to Landlord as herein above provided shall be willing to write and/or continue such insurance.

          (d) Each policy of insurance required to be obtained by Tenant as herein provided and each certificate therefor issued by the insurer shall contain an agreement by the insurer that such policy shall not be canceled without at least thirty (30) days' prior written notice to Landlord, and to any mortgagee to whom a loss thereunder may be payable. All such policies shall also cover any increased risks as a result of construction, repairs, alterations and additions to the Buildings and shall provide that any loss shall be payable to Landlord notwithstanding any act of negligence of Tenant which might otherwise result in forfeiture of said insurance. All other terms of the Mortgage related to the terms hereof shall be complied with by Tenant.

         Section 5.4. Landlord and Tenant hereby release the other from any and all liability or responsibility to the other or anyone claiming through or under them by way of subrogation or otherwise for any loss or damage to property caused by fire or any of the extended coverage or supplementary contract casualties, even if such fire or other casualty is caused in whole or in part by the other party, or anyone for whom such party may be responsible, provided, however, that this release shall be applicable and in force and effect only with respect to loss or damage occurring during such time as the releasor's policies shall contain a clause or endorsement to the effect that any such release shall not adversely affect or impair said policies or prejudice the right of the releasor to recover thereunder. Landlord and Tenant each agrees that it will request its insurance carriers to include in its policies such a clause or endorsement. If extra cost shall be charged therefor, each party shall advise the other thereof and of the amount of the extra cost, and the other party, at its election, may pay the same, but shall not be obligated to do so.

                                    ARTICLE 6
                         Use of Fire Insurance Proceeds

         Section 6.1. If the Buildings or any part thereof shall be destroyed or damaged in whole or in part by fire or other casualty (including any casualty for which insurance was not obtained or obtainable) or any kind or nature, ordinary or extraordinary, foreseen or unforeseen, Tenant shall give to Landlord immediate notice thereof, and Tenant, to the extent insurance proceeds are available for the purpose, shall promptly repair, alter, restore, replace and rebuild the same, at least to the extent of the value and as nearly as possible to the character of the Buildings existing immediately prior to such occurrence; and Landlord shall in no event be called upon to repair, alter, replace, restore or rebuild the Buildings nor to pay any of the costs or expenses thereof. All work shall be done in accordance with the provisions of Article 11 hereof and no work shall be commenced until all the conditions precedent to the commencement of changes and alterations as stipulated in Article 11 shall have been satisfied.

         Section 6.2. Landlord agrees to promptly pay over to Tenant, from time to time, upon the following terms, any monies which may be received by Landlord, from such insurance provided by Tenant. Landlord shall pay to Tenant, as hereinafter provided, the entirety of the aforesaid insurance proceeds, for the purpose of repairs or restoration to be made by Tenant to restore the Buildings to a value which shall be not less than their value prior to such fire or other casualty. If any mechanic's lien is filed against the Property, Tenant agrees to satisfy or otherwise discharge such lien or a bond is posted in accordance with applicable state law, if any, subject to approval by Landlord as to form, amount and surety. The terms hereof are subject to the terms of the Mortgage.

                                    ARTICLE 7
                    Damage and Destruction-No Effect on Lease

         Section 7.1. This Lease shall not terminate or be forfeited or be affected in any manner by reason of damage to or total, substantial or partial destruction of the Demised Premises or any part thereof or the Buildings or any part thereof or by reason of the untenantability of the same or any part thereof, for or due to any reason or cause whatsoever and Tenant notwithstanding any law or statute, present or future, waives any and all rights to quit or surrender the Demised Premises or any part thereof, and Tenant expressly agrees that its obligations hereunder, including the payment of net rent, Impositions, and other sum or sums of money and other charges hereunder, shall continue the same as though said Demised Premises or Buildings or any part thereof had not been destroyed or injured, and without abatement, suspension, diminution or reduction of any kind.

                                    ARTICLE 8
                             Assignment, Subleasing

         Section 8.1. Tenant may not, without Landlord's prior written consent, assign the entirety of the Lease or sublet the Demised Premises as a whole.

         Section 8.2. Tenant may sublet or grant licenses or concessions with respect to portions of the Demised Premises or the Buildings without Landlord's prior written consent, provided that each sublease or license or concession shall be subject and subordinate to this Lease and to the rights of Landlord hereunder and subject to the terms of the Mortgage. Tenant shall and does hereby indemnify and agree to hold Landlord harmless from any and all liabilities, claims and causes of action arising or accruing from and after the Commencement Date under any terms and conditions of every sublease, license or concession agreement. Likewise, Landlord shall and does hereby indemnify and agree to hold Tenant harmless from any and all liabilities, claims and causes of action arising or accruing prior to the Commencement Date under any terms and conditions of every sublease, license or concession agreement.

         Section 8.3. The fact that a violation or breach of any of the terms, provisions or conditions of this Lease, results from or is caused by an act or omission accruing on or after the Commencement Date by any subtenant, licensee or concessionaire shall not relieve Tenant of Tenant's obligation to cure the same.

                             ARTICLE 9 This Article intentionally omitted.

                                   ARTICLE 10
                                     Repairs

         Section 10.1. During the Term of this Lease, Tenant, at its sole cost and expense, agrees to take good care of the Demised Premises, including the Buildings, all sidewalks, grounds, areas, vaults, chutes, sidewalk hoists, railings, gutters, alleys and curbs in front of or adjacent to the Demised Premises and will put, keep and maintain the same in good and safe order and condition, and make all repairs therein and thereon, interior and exterior, structural and non-structural, ordinary and extraordinary, and unforeseen and foreseen, necessary to keep the same in good and safe order and condition howsoever the necessity or desirability therefore may occur, and whether or not necessitated by wear, tear, obsolescence or defects, latent or otherwise. Tenant shall not commit or suffer and shall use reasonable precaution to prevent waste, damage or injury to all of the same. When used in this Article, the term "repairs" shall include all necessary replacements, renewals, alterations and additions. All repairs made by Tenant shall be equal in quality and class to the original work.

         Section 10.2 Landlord shall not be required to furnish any services whatsoever or facilities whatsoever to the Demised Premises including, but not limited to, water, steam, heat, gas, electricity, light and power. Landlord shall have no duty or obligation to make any alteration, addition, change, improvement, replacement or repair to, or to demolish, the Demised Premises, except in respect to Seller's Remediation Work of the areas designated as the Contamination Areas in the Second Amendment. Tenant assumes the full and sole responsibility for the condition, operation, repair, alteration, improvement, replacement, maintenance and management of the Demised Premises, except in respect to the aforesaid Seller's Remediation Work.

                             Richwood Master Lease
                                     - 17 -
                                   ARTICLE 11
                             Changes and Alterations

         Section 11.1. Tenant shall have the right, at any time and from time to time, during the term of this Lease, to make at its sole cost and expense, changes and alterations in or of the Buildings, subject, however, to compliance with the following conditions and the terms of the Mortgage, it being understood that repairs, restoration and other work done pursuant to the provisions of Articles 6 and 10 hereof shall be deemed to be changes and alterations:

          (a) No change or alteration, involving an estimated cost of more than $500,000.00, including any restoration, repair, replacement or rebuilding required by Article 6 hereof, shall be made without the prior written consent of Landlord, which consent may not be unreasonably withheld or delayed.

          (b) No change or alteration involving an estimated cost of more than $500,000.00 shall be made except in accordance with plans and specifications and cost estimates prepared and approved in writing by Landlord, which may not unreasonably withhold or delay such consent.

          (c) Any change or alteration shall be made promptly and in a good and workmanlike manner and in compliance with all applicable permits and authorizations and building and zoning laws and with all other laws, ordinances, orders, rules, regulations and requirements of all federal, state and municipal governments.

          (d) Tenant shall, at its own cost and expense, comply in all respects with the applicable state mechanic's and materialman's lien laws as same are now and may from time to time be amended, to the end that no lien thereunder shall in any way affect the Property.

                                   ARTICLE 12
                        Requirement of Public Authorities

         Section 12.1. Tenant shall at its own cost and expense, during the Term promptly execute and comply with any and all present and future laws, rules, orders, ordinances, regulations, statutes and requirements (the "Requirements") with respect to the removal of any encroachment or the condition, equipment, maintenance, use or occupation of the Property, whether or not the same involve or require any structural change or the making of any alterations or additions in or to any structure upon or appurtenant to the Property; and Tenant, at its own cost and expense, during the Term shall and will also execute and comply with any and all provisions and requirements of any fire, liability or other insurance policy required to be carried by Tenant under the provisions of this Lease. Notwithstanding the foregoing, Landlord covenants and agrees to discharge any mechanic's, laborer's or materialman's liens which may arise in connection with Seller's Remediation Work. Tenant shall give Landlord prompt notice of any notice of violation of any such Requirement received by Tenant.

         Section 12.2. At its own expense, Tenant shall have the right to contest the validity of any such Requirement or the application thereof.

                                   ARTICLE 13
                   Fixtures and Articles of Personal Property

         Section 13.1. Tenant shall keep the Demised Premises fully and adequately furnished and equipped with all Equipment, Fixtures, and Personalty necessary for the operation of the Property.

         Section 13.2. Tenant shall not have the right, power or authority to and will not remove from the Demised Premises except for repairs, replacement, cleaning, other servicing, or compliance with Requirements or in connection with alterations permitted hereunder, any Equipment, Fixtures or Articles of Personalty without the prior written consent of Landlord, which consent may not be unreasonably withheld or delayed.

         Section 13.3. Tenant shall keep all Equipment and Fixtures and Articles of Personalty in good order and repair and shall replace the same when necessary by items of like quality and value.

         Section 13.4. All Equipment and all Fixtures and Personalty shall be fully paid for by Tenant in cash and Tenant shall not purchase any equipment or fixtures or articles on conditional bills of sale or chattel mortgages or other financing or security arrangements or agreements, or other title retention agreements or arrangements.

                                   ARTICLE 14
                               Discharge of Liens

         Section 14.1. Tenant will not create or permit to be created or to remain, and will discharge, any lien, encumbrance or charge (levied on account of any Imposition or any mechanic's, laborer's or materialman's lien, conditional sale, title retention agreement or chattel mortgage, or otherwise) which might be or become a lien, encumbrance or charge upon the Property or any part thereof or the income therefrom, and Tenant will not suffer any other matter or thing whereby the estate, rights and interest of Landlord in the Property or any part thereof might be impaired, except as specifically permitted by this Lease. Likewise, Landlord covenants and agrees to discharge any mechanic's, laborer's or materialman's liens which may arise in connection with Seller's Remediation Work.

         Section 14.2. If any mechanic's, laborer's or materialman's lien shall at any time be filed against the Property or any part thereof, Tenant, within thirty (30) days after notice of the filing thereof, or such shorter period as may be required by the holder of the Mortgage, will cause the same to be discharged of record or will post a bond in accordance with applicable state law, if any. If Tenant fails to cause such lien to be discharged within the aforesaid 30 day period, then, in addition to any other right or remedy, Landlord may, but shall not be obligated to, discharge the same either by paying the amount claimed to be due or by procuring the discharge of such lien by deposit or by bonding proceedings, and in any such event Landlord shall be entitled, if Landlord so elects, to compel the prosecution of an action for the foreclosure of such lien by the lienor and to pay the amount of the judgment in favor of the lienor with interest, costs and allowances. Any amount so paid by Landlord and all costs and expenses incurred by Landlord in connection therewith, together with interest thereon at the maximum rate permitted by law from the respective dates of Landlord's making of the payment or incurring of the cost and expense shall constitute additional rent payable by Tenant under this Lease and shall be paid by Tenant to Landlord on demand.

         Section 14.3. Nothing in this Lease contained shall be deemed or construed in any way as constituting the consent or request of Landlord, express or implied by inference or otherwise, to any contractor, subcontractor, laborer or materialman for the performance of any labor or the furnishing of any materials for any specific improvement, alteration to or repair of the Demised Premises or any part thereof, nor as giving Tenant any right, power or authority to contract for or permit the rendering of any services or the furnishing of any materials that would give rise to the filing of any lien against the Demised Premises or any part thereof. Notice is hereby given that Landlord shall not be liable for any work performed or to be performed or any materials furnished or to be furnished at the Demised Premises for Tenant or any subtenant, and that no mechanic's or other lien for such work or materials shall attach to or affect the estate or interest of Landlord in and to the Property.

         Section 14.4. Tenant shall have no power to do any act or make any contract which may create or be the reason for any lien, mortgage or other encumbrance upon the estate or interest of Landlord in the Demised Premises. Within five (5) days after the service on Tenant of a claim or lien or a summons and complaint in an action or proceeding for the enforcement thereof, Tenant shall provide Landlord with a true copy thereof.

                                   ARTICLE 15
                         Environmental Responsibilities

         Section 15.1. Tenant shall not cause or permit any Hazardous Material to be brought upon, kept or used in or about the Premises by Tenant, its agents, employees, contractors or invitees, unless such Hazardous Material is necessary or useful to Tenant's business and will be used, kept and stored in a manner that complies with the Mortgage and all laws regulating any such Hazardous Material so brought upon or used or kept in or about the Premises. If any Hazardous Material is stored or used on the Premises as specified above, Tenant shall remove all such Hazardous Material upon the expiration or termination of this Lease and restore the Premises to a condition satisfactory to Landlord. The provisions of this Article 15 shall survive the expiration or termination of the Lease.

         Section 15.2 Tenant shall immediately advise Landlord in writing of (i) any governmental or regulatory actions instituted or threatened under any Environmental Law affecting the Tenant or the Premises, (ii) all claims made or threatened by any third party against Tenant or the Premises relating to damage, contribution, cost recovery, compensation, loss or injury resulting from any Hazardous Materials, (iii) the discovery of any occurrence or condition on any real property adjoining or in the vicinity of the Premises that could cause the Premises to be classified in a manner which may support a claim under any Environmental Law, and (iv) the discovery of any occurrence or condition on the Demised Premises or any real property adjoining or in the vicinity of the
Premises which could subject Tenant or the Premises to any restrictions in ownership, occupancy, transferability or use of the Demised Premises under any Environmental Law. Landlord may elect to join and participate in any settlements, remedial actions, legal proceedings or other actions initiated in connection with any claims under any Environmental Law and to have its reasonable attorney's fees paid by Tenant. At its sole cost and expense, Tenant agrees when applicable or upon request of Landlord to promptly and completely cure and remedy every violation of an Environmental Law except in respect to any such violation which relates to the condition which Seller's Remediation Work is intended to cure, as described in the Second Amendment, and such Seller's Remediation Work.

         Section 15.3 Landlord covenants and agrees to Landlord undertake and complete Seller's Remediation Work in accordance with the terms of the Second Amendment.

                                   ARTICLE 16
                    Landlord Not Liable for Injury or Damage

         Section 16.1. Except for events occurring or accruing prior to the Commencement Date, Landlord shall not in any event whatsoever be liable for any injury or damage to any property or to any person happening on, in or about the Demised Premises and its appurtenances, nor for any injury or damage to the Property, nor to any property, whether belonging to Tenant or any other person, caused by any fire, breakage, leakage, defect or bad condition in any part or portion of the Property, or from water, rain or snow that may leak into, issue or flow from any part of the Demised Premises from the drains, pipes, or plumbing work of the same, or from any place or quarter, or due to the use, misuse or abuse of an or any of the elevators, hatches, openings, installations, stairways or hallways of any kind whatsoever which may exist or hereafter be erected or constructed on the Property, or from any kind of injury which may arise from any other cause whatsoever on the Property.

                                   ARTICLE 17
                                 Indemnification

         Section 17.1. In addition to any other indemnities to Landlord specifically provided in this Lease, Tenant will indemnify and save harmless Landlord against and from all liabilities, suits, obligations, fines, damages, penalties, claims, costs, charges and expenses, including, without limitation, reasonable architects' and attorneys' fees by or on behalf of any person, which may be imposed upon or incurred by or asserted (the "Liabilities") against Landlord by reason of any of the following occurring during the term of this Lease (the "Activities"), save and except any such liabilities, etc. arising from or in consequence of any of Seller's Remediation Work required of Landlord in the Second Amendment:

          (a) any work or thing done in, on or about the Demised Premises or any part thereof;

          (b) any use, nonuse, possession, occupation, alteration, repair, condition, operation, maintenance or management of the Demised Premises or any part thereof or of any street, alley, sidewalk, curb, vault, passageway or space adjacent thereto;

          (c) any negligence on the part of Tenant or any subtenant or any of its or their agents, contractors, servants, employees, licensees or invitees;

          (d) any accident, injury (including death) or damage to any person or property occurring in, on or about the Demised Premises or any part thereof or in, on or about any street, alley, sidewalk, curb, vault, passageway or space adjacent thereto;

          (e) any failure on the part of Tenant to perform or comply with any of the covenants, agreements, terms or conditions contained in the Mortgage and/or this Lease, or any sublease, license or concession agreement on its part to be performed or complied with;

          (f) this Lease; any tax attributable to the execution, delivery or recording of this Lease;

          (g) any contest permitted pursuant to the provisions of Article 4 hereof.

         Section 17.2 Landlord agrees to indemnify and hold Tenant harmless from any Liabilities resulting from any of the Activities which arose or accrued prior to the Commencement Date hereof.

         The provisions of this Article and the provisions of all other indemnity provisions elsewhere contained in this Lease shall survive the expiration or earlier termination of this Lease.

                                   ARTICLE 18
                         Landlord's Right of Inspection

         Section 18.1. Tenant shall permit Landlord and its agents or representatives to enter the Demised Premises at all reasonable times for the purpose of (i) inspecting the same and (ii) making any necessary repairs thereto and performing any work therein that may be necessary by reason of Tenant's failure to make any such repairs or perform any such work provided, however, that except in cases of emergency Landlord shall give Tenant at least fifteen
(15) days' written notice of the necessity of making repairs.

         Section 18.2. Nothing in this Article or elsewhere in this Lease shall imply any duty upon the part of Landlord to do any such work; and performance thereof by Landlord shall not constitute a waiver of Tenant's default in failing to perform the same.

         Section 18.3. Landlord shall have the right to enter the Demised Premises at any reasonable times during usual business hours for the purpose of showing it to agents and representatives of the holder of the Mortgage in order to comply with the terms of the Mortgage.

                                   ARTICLE 19
                 Landlord's Rights to Perform Tenant's Covenants

         Section 19.1. If Tenant shall at any time fail to pay any Imposition in accordance with the provisions hereof, or to take out, pay for, maintain or deliver any of the insurance policies provided for herein, or shall fail to make any other payment or perform any other act on its part to be made or performed, then Landlord, after thirty (30) days' notice to Tenant (or without notice in case of an emergency) and without waiving or releasing Tenant from any obligation of Tenant contained in this Lease, may (but shall be under no obligation to):

          (a) pay any Imposition payable by Tenant pursuant to the provisions hereof, or

          (b) take out, pay for and maintain any of the insurance policies provided for herein, or

          (c) make any other payment or perform any other act on Tenant's part to be made or performed as in this Lease provided,

and may enter upon the Demised Premises for the purpose and take all such action thereon as may be necessary therefor.

         Section 19.2. All reasonable sums so paid by Landlord and all reasonable costs and expenses incurred by Landlord in connection with the performance of any such act, together with interest thereon at the rate of 10% per annum from the respective dates of Landlord's making of each such payment or incurring of each such cost and expense shall be paid by Tenant to Landlord upon demand. Any payment or performance by Landlord pursuant to the foregoing provisions of this Article shall not be nor be deemed to be a waiver or release of the breach or default of Tenant with respect thereto or of the right of Landlord to terminate this Lease, institute summary proceedings and/or take such other action as may be permissible hereunder in the event of breach or default by Tenant. It is agreed that Tenant's liability hereunder shall be limited to its interest in the Property.

                                   ARTICLE 20
                      Permitted Use; No Unlawful Occupancy

         Section 20.1. Tenant may use the entire Demised Premises for any lawful purpose. Tenant shall not use or occupy, nor permit or suffer, the Demised Premises or any part thereof to be used or occupied for any unlawful or illegal business, use or purpose, nor for any business, use or purpose deemed disreputable or extra hazardous, nor in such manner as to constitute a nuisance of any kind, nor for any purpose or in any way in violation of the certificate of occupancy or of any present or future governmental laws, ordinances, requirements, orders, directions, rules or regulations affecting the Demised Premises. Tenant shall immediately upon the discovery of any such unlawful, illegal, disreputable or extra hazardous use take all necessary steps, legal and equitable, to compel the discontinuance of such use and to oust and remove any subtenants, occupants or other persons guilty of such unlawful, illegal, disreputable or extra hazardous use.

         Section 20.2. Tenant will not suffer any act to be done or any condition to exist on the Demised Premises or any portion of either, or any article to be brought thereon, which may be dangerous, unless safeguarded as required by law, or which does, in law, constitute a nuisance, public or private, or which does make void or voidable any insurance then in force on the Demised Premises.

         Section 20.3. Tenant shall not suffer or permit the Demised Premises or any portion thereof to be used by the public, as such, without restriction or in such manner as might reasonably tend to impair Landlord's title to the Demised Premises or any portion thereof, or in such manner as might reasonably make possible a claim or claims of adverse usage or adverse possession by the public, as such, or of implied dedication of the Demised Premises or any portion thereof.

                                   ARTICLE 21
                Defaults, Conditional Limitation, Remedies, Etc.

         Section 21.1. Each of the following events shall be an "Event of Default" hereunder:

          (a) If Tenant fails to pay any installment of Base Rent or Impositions or other payments or charges required to be paid by Tenant under this Lease or any monies advanced by Landlord and collectible as Additional Rent within ten (10) days after written notice;

          (b) If Tenant fails to make any deposit for Impositions or insurance, if required hereunder, as and when the same shall become due and payable, and shall not make such deposit within ten (10) days after written notice; and

          (c) If Tenant breaches or fails to perform any of the other agreements, terms, covenants or conditions hereof on Tenant's part to be performed and such breach or failure shall continue for the period within which performance is required to be made by specific provision of this Lease, or, if no such period is so provided, for thirty (30) days after written notice, or, if such performance cannot be reasonably had within such thirty (30) day period, Tenant shall not in good faith have commenced such performance within such thirty (30) day period and shall not diligently proceed therewith to completion within ninety (90) days after such notice.

         Section 21.2. Limitation of Liability. Notwithstanding any provision of the law or in equity to the contrary, the following provisions provide for the sole rights and remedies available to the Landlord should an Event of Default occur: Tenant agrees to indemnify and hold Landlord, its partners, officers, directors, shareholders, agents and representatives, or any other person relating thereto (the "Landlord Group"), harmless from and against any liabilities, suits, obligations, fines, damages, penalties, claims, costs, charges and expenses asserted by the Mortgagee in its pursuit of claims for recovery under the following Loan Documents against any of the members of the Landlord Group which is caused by the acts of Tenant, or its employees or agents: (i) Guaranty of Recourse Obligations of Borrower dated December 24, 1997, executed by Eric Brauss: (ii) Guaranty of Payment executed by Landlord and Today Richwood, L.P., dated December 24, 1997; and (iii) Environmental Indemnity Agreement executed by Landlord and Eric Brauss, dated December 24, 1997. Tenant shall not be liable under the aforesaid indemnity for any acts of members of the Landlord Group arising under the Loan, including without limitation any claims for damages asserted by Lender arising out of the existence of Hazardous Materials in the area referred to in the Second Amendment as the Contaminated Area of the Property. In this regard, Landlord agrees and understands that it has no right to terminate the Lease solely by reason of the occurrence of any Event of Default related to such Hazardous Materials or otherwise assert or pursue any other claim for damages under this Lease. The term "Loan Documents" means the documents evidencing and securing the Secured Note executed by the Landlord and/or the members of the Landlord Group..

                                   ARTICLE 22
                                     Notices

         Section 22.1. Whenever it is provided herein that notice, demand, request or other communication shall or may be given to or served upon either of the parties by the other, and whenever either of the parties shall desire to give or serve upon the other any notice, demand, request or other communication with respect hereto or the Demised Premises, each such notice, demand, request or other communication shall be in writing and, any law or statute to the contrary notwithstanding, shall be effective for any purpose if given or served as follows or at such other address as Landlord or Tenant may from time to time designate by notice given to the other party by facsimile transmission, registered or certified mail:

         If to Landlord:   .........        Today Richwood, L.P.
                                            c/o Today Realty Advisors, Inc.
                                            17400 Dallas Parkway, Suite 216
                                            Dallas, Texas 75287
                                            Attention: Sue Shelton
                                            Telephone: (972) 407-9067
                                            Telecopy: (972) 407-9068

         With Copy to:     .........        Fishman, Jones, Walsh & Gray, P.C.
                                            8117 Preston Road, Suite 440
                                            Dallas, Texas 75225
                                            Attention: Edward M. Fishman, Esq.
                                            Telephone: (214) 265-2200
                                            Telecopy: (214) 265-2204

         If to Tenant:                      United Investors Realty Trust
                                            5847 San Felipe
                                            Suite 850
                                            Houston, Texas 77057
                                            Attention: Randall D. Keith
                                            Vice-President and Chief
                                            Operating Officer
                                            Telephone: (713) 781-2858
                                            Telecopy: (713) 268-6005

         With a Copy to:
                                            United Investors Realty Trust
                                            8080 North Central Expressway
         Suite 500
                                            Dallas, Texas 75206
                                            Lewis H. Sandler
                                            President and Chief Executive
                                            Officer
                                            Telephone: (214) 360-3665
                                            Telecopy: (214) 360-3696

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

                                   ARTICLE 23
                                  Condemnation

         Section 23.1. If at any time during the term of this Lease, the whole or materially all of the Property shall be taken for any public or quasi-public purpose by any lawful power or authority by the exercise of the right of condemnation or eminent domain or by agreement between Landlord, Tenant and those authorized to exercise such right, this Lease and the Term hereby granted shall terminate and expire on the date of such taking and the Base Rent, Additional Rent and other sums and other charges provided to be paid by the Tenant shall be apportioned and paid to the date of such taking (the "Taking Date").

         The term "materially all of the Property" means the portion of the Property, as when so taken, would leave remaining the balance of the Property which, due either to the area so taken or the location of the part so taken in relation to the part not so taken, would not under economic conditions, zoning laws or building regulations then existing or prevailing, readily accommodate a new building or buildings of a nature similar to the Buildings at the date of such taking and of floor area sufficient, together with the portion of the Buildings not taken in the condemnation, to produce a fair and reasonable return, after payment of (i) all operating expenses thereof, (ii) the net rental as same may be reduced as a result of such taking, (iii) additional rent and other sum or sums of money and other charges herein reserved and after performance of all covenants, agreements, terms and provisions herein and by law provided to be preformed and paid by Tenant.

         The term "Taking Date" means the date the Demised Premises or a part thereof, as the case may be, shall be deemed to have been taken or condemned on the date on which actual possession of the Demised Premises or a part thereof, as the case may be, is acquired by any lawful power or authority on the date on which title vests therein, whichever is earlier.

         Section 23.2. If less than materially all of the Demised Premises be so taken or condemned, this Lease and the Term thereof shall continue, and the Base Rent due and payable shall continue

         In the event of any taking or condemnation as provided in this Section 23.2, the entire award or the aggregate of the separate awards (the "Condemnation Award") to Landlord and Tenant, as the case may be, shall belong to and be the sole property of Tenant without any claim on the part of Landlord, (Landlord hereby waiving all claims for any value for its leasehold or its interest in this Lease or otherwise), but subject to the terms of the Mortgage.

         Section 23.3. If the temporary use of the whole or any part of the Demised Premises shall be taken at any time during the Term for any public or quasi-public purpose by any lawful power or authority, by the exercise of the right of condemnation or eminent domain, the Term of this Lease shall not be reduced or affected in any way and Tenant shall continue to pay in full the Base Rent, Additional Rent and other sums provided to be paid by Tenant. If the Condemnation Award is in the form of rent recoverable in respect of such taking and shall be payable in quarterly or more frequent installments, Tenant shall be entitled to make claim to and retain such award or awards in the form of rent so payable, provided this Lease is then in force and effect and so long as Tenant is otherwise if full compliance with the terms and conditions hereof, but subject to the terms of the Mortgage. Section 23.4. In case of any governmental action, not resulting in the taking or condemnation of any portion of the Demised Premises but creating a right to compensation therefor, such as, without limitation (except as otherwise provided in this Article 23), the changing of the grade of any street upon which the Demised Premises abut, this Lease shall continue in full force and effect without reduction or abatement of Base Rent, Impositions, or any other payment of Tenant to be made hereunder, and Tenant shall be entitled to the payment of the entirety of such proceeds, but subject to the terms of the Mortgage.

                                   ARTICLE 24
                                  Miscellaneous

         Section 24.1. No Oral Agreements. This Lease contains all the promises, agreements, conditions, inducements and understandings between Landlord and Tenant relative to the Demised Premises and there are no promises, agreements, conditions, understandings, inducements, warranties or representations, oral or written, expressed or implied, between them other than as herein set forth.

         Section 24.2. Invalidity of Certain Provisions. If any term or provision of this Lease or the application thereof to any person or circumstances shall, to any extent, be invalid or unenforceable, the remainder of this Lease, or the application of such term or provision to persons or circumstances other than as to which it is held invalid or unenforceable, shall not be affected thereby, and each term and provision of this Lease shall be valid and be enforced to the fullest extent permitted by law.

         Section 24.3. Compliance with Mortgage. Notwithstanding anything to the contrary contained herein, Tenant covenants and agrees that after the Commencement Date (i) it will not create or permit to be created any condition or do or permit to be done any act or thing which may be prohibited by the terms of the Mortgage, (ii) it will execute and deliver any documents, papers or other instruments which may be necessary or required to permit the due performance and compliance with all of the terms, covenants and agreements of the Mortgage by the party responsible thereunder for such performance, and (iii) it will comply with all of the terms, covenants and conditions contained in the Mortgage other than any payments of principal and interest due and owing under the Secured Note, tax and insurance payments due under the Mortgage. Tenant agrees to indemnify Landlord for any loss it may suffer or incur arising under Tenant's breach of the provisions of this Section. The terms hereof shall survive any termination of this Lease.

         Section 24.4. Recording of Memorandum. Landlord and Tenant will, upon the written request of the other, join in the execution of a memorandum of lease in proper form for recordation in the appropriate office or offices wherein the Demised Premises are situated, setting forth the existence and terms of this Lease, and Landlord and Tenant will each take further action as may be necessary to effect such recordation. No memorandum shall be recorded without the prior written consent of both parties hereto.

         Section 24.5. This Lease cannot be changed or terminated orally, but only by an instrument in writing executed by the party against whom enforcement of any waiver, change, modification or discharge is sought.

         Section 24.6. This Lease shall be governed by and construed in accordance with the laws of the State of Texas.

         Section 24.7. The agreements, terms, covenants and conditions herein shall bind and inure to the benefit of Landlord and Tenant and each of its successors and assigns.

         IN WITNESS WHEREOF, the parties hereto have executed this Lease Agreement in multiple original counterparts, the day, month and year first above written.

      LANDLORD:           TODAY RICHWOOD, L.P., a Texas limited partnership
                          By:      Today   Richwood  GP,   Inc.,   its  General
                                   Partner



                                   By:__________________________

                                   Name:________________________

                                   Title:_______________________


      TENANT:             UNITED   INVESTORS   REALTY   TRUST,   a  Texas  real
                          estate investment trust



                                By:
                                     Lewis H. Sandler, its President

                                   SCHEDULE I

                                    BASE RENT

         Tenant shall pay as Base Rent prior to the maturity date of the Secured Note, an amount equal to the amount per month due pursuant to the Secured Note. Payments of Base Rent commence as of the Commencement Date with subsequent installments due and payable on the same day installments of principal and interest are due under the Secured Note and continue on the same day during the Term hereof. Tenant agrees to pay on or before its due date, each installment of Base Rent plus any tax and insurance escrow and other escrow amounts directly to Mortgagee, provided it contemporaneously with such payment furnishes to Landlord a copy of its check or other form of payment.

         During the one year period following the maturity date of the Secured Note, the Base Rent equals the sum of $1.00, the receipt of payment and the sufficiency of consideration of which the Landlord hereby acknowledges.

                                   SCHEDULE II

                              PERMITTED EXCEPTIONS

                                   EXHIBIT "A"

                               DESCRIPTION OF LAND

10.6 exhibit
                              DECLARATION OF TRUST


         DECLARATION OF TRUST made this 31st day of December, 1998, by TODAY GREEN OAKS GP, INC. , a Texas corporation ("Trustee") for and on behalf of UNITED INVESTORS REALTY TRUST, a Texas real estate investment trust ("Owner").

         (1) Declaration of Trust. The Trustee hereby declares that it has set aside and now holds in trust the following described interests (the "Trust Property"), under the terms and conditions hereinafter stated:

         The 1% general partnership interest in Today Green Oaks, L.P., a Texas limited partnership (the "Limited Partnership"), subject to the terms of the Limited Partnership Agreement of the Limited Partnership dated as of August 31, 1995 (the "Partnership Agreement").

         (2) Beneficial Interest. The Trustee holds the Trust Property for the sole benefit of Owner.

         (3) Trustee's Powers. The Trustee shall not without the prior written consent of Owner undertake any activity which may adversely affect the rights, privileges, duties, obligations and liabilities of Owner under the Partnership Agreement, or with respect to the assets owned by the Partnership, or otherwise.

         (4) Limitation on Powers. No powers herein enumerated or accorded to trustees generally by law shall be construed to enable the Trustee as grantor, trustee or otherwise, or any other person, to purchase, exchange, or otherwise deal with or dispose of the corpus or income of this Trust without the prior written consent of Owner.

         (5) Compensation. The Trustee shall receive no commission or other compensation for its services hereunder except as may be approved by Owner.

         (6) Successor Trustee. If any one of the following events occur, the Owner may appoint a successor Trustee, with or without the consent of the Trustee, and the written resignation thereof, and appoint a successor Trustee to act hereunder without the further act or deed of the Trustee named herein:

         (i) The failure or refusal of the Trustee to act after written notice is delivered by the Owner, and such failure and refusal continues for a period of seven days after delivery of said written notice;

         (ii)  The  Trustee   named  herein  files  for   protection   or  seeks
         reorganization or relief from creditors, in any bankruptcy, or under the federal bankruptcy laws or in any other similar proceedings; or

         (iii) A petition is filed against it in any bankruptcy, reorganization, insolvency or similar proceedings and such proceedings is not dismissed within 60 days of such filing. (7) Bond. The undersigned shall not be required to furnish any bond or other security for the faithful performance of its duties hereunder.

         (8) Governing Law. This Trust shall be construed and governed by the laws of the State of Texas.


         (9) Benefit. This Agreement is binding upon the Trustee and the Owner, their or a petition is filed against it respective successors and assigns, and shall inure to the benefit of the parties hereto, their successors and assigns; provided, however, Trustee may not assign its interest herein without the prior written consent of the Owner.

         (10) Notice. Whenever notice or other communication may be given to or served upon either of the parties by the other, and whenever either of the parties shall desire to give or serve upon the other any notice, demand, request or other communication, each such notice, demand, request or other communication shall be in writing and shall be effective for any purpose if given or served as follows or at such other address as the parties may from time to time designate by notice given to the other party by facsimile transmission, registered or certified mail:

                          If to Trustee: Green Oaks GP, Inc.
                          c/o Today Realty Advisors, Inc.
                          17400 Dallas Parkway, Suite 216
                          Dallas, Texas 75287
                          Attention: Sue Shelton
                          Telephone: (972) 407-9067
                          Telecopy: (972) 407-9068

         With Copy to:    Fishman, Jones, Walsh & Gray, P.C.
                          8117 Preston Road, Suite 440
                          Dallas, Texas 75225
                          Attention: Edward M. Fishman, Esq.
                          Telephone: (214) 265-2200
                          Telecopy: (214) 265-2204

         If to Owner:     United Investors Realty Trust
                          5847 San Felipe
                          Suite 850
                          Houston, Texas 77057
                          Attention: Randall D. Keith
                          Vice-President and
                          Chief Operating Officer
                          Telephone: (713) 781-2858
                          Telecopy: (713) 268-6005

         With a Copy to:  United Investors Realty Trust
                          8080 North Central Expressway
                          Suite 500
                          Dallas, Texas 75206
                          Lewis H. Sandler
                          President and Chief Executive Officer
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


         IN WITNESS WHEREOF, the undersigned has executed and acknowledged this Declaration of Trust, on the day and year first above written.

                       TRUSTEE:  GREEN OAKS GP, INC.


                                       By:_____________________________

                                      Name:____________________________

                                     Title:____________________________



                                  OWNER: UNITED
                             INVESTORS REALTY TRUST



                                       By:
                                          Lewis H. Sandler, its President


STATE OF TEXAS

COUNTY OF DALLAS

The foregoing was acknowledged before me by , _________________________________ of Today Green Oaks GP, Inc., a Texas corporation, on this 31st day of December, 1998.






                                 Notary Public
                                 My commission Expires:__________________

                           STATE OF TEXAS

COUNTY OF DALLAS

         This instrument was acknowledged before me on December 31, 1998, by Lewis H. Sandler, President of United Investors Realty Trust, a Texas real estate investment trust, on behalf of said trust.



                                Notary Public in
                                   and for the
                                 State of Texas
                                  My commission
                                    expires: _____________

Exhibit 10.7


                                PROMISSORY NOTE

$5,620,000.00                        ("Effective Date"92th day of December, 1998

UIRT - LAKE ST.  CHARLES,  L.L.C.,  a limited  liability  company
27001 U.S. 19 North,  Suite 2095
Clearwater,  Florida 34621
(Hereinafter  referred to as the "Borrower")

FIRST UNION NATIONAL BANK 100 South Ashley Drive, Suite 910 Tampa, Florida 33602 (Hereinafter referred to as the "Bank")

Borrower promises to pay to the order of Bank, in lawful money of the United States of America, at its office indicated above or wherever else Bank may specify, the sum of FIVE MILLION SIX HUNDRED TWENTY THOUSAND AND NOIIOO DOLLARS ($5,620,000.00) or such sum as may be advanced and outstanding from time to time with interest on the unpaid principal balance at the rate and on the terms provided in this Promissory Note (including all renewals, extensions or modifications hereof, this "Note").

SECURITY. Borrower has granted Bank a security interest in the collateral described in the Loan Documents, including, but not limited to, real property collateral described in that certain Mortgage, an Assignment of Lessor's Interest in Leases, of even date herewith, and an unconditional, irrevocable demand only Letter of Credit.

INTEREST RATE. Interest shall accrue on the unpaid principal balance of this Note from the date hereof at the LIBOR Market Index Rate plus 1.75% as that rate may change from day to day in accordance with changes in the LIBOR Market Index Rate ("Interest Rate"). "LIBOR Market Index Rate", for any day, is the rate for 1 month U.S. dollar deposits as reported on Telerate page 3750 as of 11:00 a.m., London time, on such day, or if such day is not a London business day, then the immediately preceding London business day (or if not so reported, then as determined by Bank from another recognized source or interbank quotation).

STATE DOCUMENTARY STAMP TAXES IN THE AMOUNT OF $19,670.00 HAVE BEEN PAID AND REFLECTED ON THE MORTGAGE SECURING THIS NOTE.

DEFAULT RATE. In addition to all other rights contained in this Note, if a Default (defined herein) occurs and as long as a Default continues, all outstanding Obligations shall bear interest at the Interest Rate plus 3% ("Default Rate"). The Default Rate shall also apply from acceleration until the Obligations or any judgment thereon is paid in full.

INTEREST AND FEE(S) COMPUTATION. (Actual/360). Interest and fees, if any, shall be computed on the basis of a 360-day year for the actual number of days in the applicable period ("Actual/360 Computation"). The Actual/360 Computation determines the annual effective yield by taking the stated (nominal) rate for a year's period and then dividing said rate by 360 to determine the daily periodic rate to be applied for each day in the applicable period. Application of the Actual/360 Computation produces an annualized effective rate exceeding that of the nominal rate.

REPAYMENT TERMS. Accrued interest shall be due and payable commencing on the 15th day of January, 1999 and on the 15th day of each consecutive month thereafter through the Maturity Date. All remaining principal and interest shall be due and payable on June 15, 2000. ("Maturity Date").

APPLICATION OF PAYMENTS. Monies received by Bank from any source for application toward payment of the Obligations shO be applied to accrued interest and then to principal. If a Default occurs, monies may be applied to the Obligations in any manner or order deemed appropriate by Bank.

If any payment received by Bank under this Note or other Loan Documents is rescinded, avoided or for any reason returned by Bank because of any adverse claim or threatened action, the returned payment shall remain payable as an obligation of all persons liable under this Note or other Loan Documents as though such payment had not been made.

DEFINITIONS. Loan Documents. The term "Loan Documents" used in this Note and other Loan Documents refers to all documents executed in connection with the loan evidenced by this Note and any prior notes which evidence all or any portion of the loan evidenced by this Note, and may include, without limitation, a commitment letter that survives closing, a loan agreement, this Note, guaranty agreements, security agreements, security instruments, financing statements, mortgage instruments, any renewals or modifications, whenever any of the foregoing are executed, but does not include swap agreements (as defined in 11 U.S.C. ss. 101). Obligations. The term "Obligations" used in this Note refers to any and 0 indebtedness and other obligations under this Note, all other obligations under any other Loan Document(s), and all obligations under any swap agreements as defined in 11 U.S.C. ss. 101 between Borrower and Bank whenever executed. Certain Other Terins. All terms that are used but not and Bank whenever executed. Certain Other Terms. All terms that are used but not otherwise defined in any of the Loan Documents shall have the definitions provided in the Uniform Commercial Code.

LATE CHARGE. If any payments are not timely made, Borrower shall also pay to Bank a late charge equal to 5% of each payment past due for 10 or more days.

Acceptance by Bank of any late payment without an accompanying late charge shall not be deemed a waiver of Bank's right to collect such late charge or to collect a late charge for any subsequent late payment received.

ATTORNEYS' FEES AND OTHER COLLECTION COSTS. Borrower shall pay all of Bank's reasonable expenses incurred to enforce or collect any of the Obligations, including, without limitation, reasonable arbitration, paralegals', attorneys' and experts' fees and expenses, whether incurred without the commencement of a suit, in any trial, arbitration, or administrative proceeding, or in any appellate or bankruptcy proceeding.

USURY. If at any time the effective interest rate under this Note would, but for this paragraph, exceed the maximum lawful rate, the effective interest rate under this Note shall be the maximum lawful rate, and any amount received by Bank in excess of such rate shall be applied to principal and then to fees and expenses, or, if no such amounts are owing, returned to Borrower.

CURE PERIOD. Except as provided below, a monetary Default may be cured within ten days. ("Cure Period"). A non-monetary default may be cured within thirty
(30) days of Bank mailing written notice to Borrower ("Right to Notice and Cure Period"). During the applicable Cure Period Bank shall not exercise its remedies to collect the Obligations except as the Bank reasonably deems necessary to protect its interest in collateral securing the Obligations. The Right to Notice and Cure Period is applicable only to curable Defaults and only to one occurrence of Default during any one year period. This Right to Notice and Cure Period shall have no effect with respect to subsequent Defaults within such one year period and shall not be applicable to False Warranty, Cessation or Bankruptcy Defaults.

DEFAULT. If any of the following occurs and is not cured within the applicable Cure Period, a default ("Default") under this Note shall exist: Nonpayment; Nonperformance. The failure of timely payment or performance of the Obligations or Default under this Note or any other Loan Documents. False Warranty. A warranty or representation made or deemed made in the Loan Documents or furnished Bank in connection with the loan evidenced by this Note proves materially false, or if of a continuing nature, becomes materially false. Cross Default. At Bank's option, any default in payment or performance of any obligation under any other loans, contracts or agreements of Borrower, any Subsidiary or Affiliate of Borrower, any general partner of or the holder(s) of the majority ownership interests of Borrower with Bank or its affiliates ("Affiliate" shall have the meaning as defined in 11 U.S.C. ss. 101, except that the term "debtor" therein shall be substituted by the term "Borrower" herein; "Subsidiary" shall mean any business in which Borrower holds, directly or indirectly, a controlling interest). Cessation; Bankruptcy. The death of, appointment of guardian for, dissolution of, termination of existence of, loss of good standing status by, appointment of a receiver for, assignment for the benefit of creditors of, or commencement of any bankruptcy or insolvency proceeding by or against the Borrower, its Subsidiaries or Affiliates, if any, or any general partner of or the holder(s) of the majority ownership interests of Borrower, or any party to the Loan Documents. Material Capital Structure or Business Alteration. Without prior written consent of Bank, (i) a material alteration in the kind or type of Borrower's business or that of Borrower's Subsidiaries or Affiliates, if any; (ii) the sale of substantially all of the business or assets of Borrower, any of Borrower's Subsidiaries or Affiliates or guarantor or a material portion (10% or more) of such business or assets if such a sale is outside the ordinary course of business of Borrower, or any of Borrower's Subsidiaries or Affiliates or any guarantor or more than 50% of the outstanding stock or voting power of or in any such entity in a single transaction or a series of transactions; (iii) the acquisition of substantially all of the business or assets or more than 50% of the outstanding stock or voting power of any other entity; or (iv) should any Borrower, or any of Borrower's Subsidiaries or Affiliates or any guarantor enter into any merger or consolidation.

REMEDIES UPON DEFAULT. If a Default occurs under this Note or any Loan Documents, Bank may at any time thereafter, take the following actions: Bank Lien. Foreclose its security interest or lien against Borrower's accounts without notice. Acceleration Upon Default. Accelerate the maturity of this Note and all other Obligations, and all of the Obligations shall be immediately due and payable. Cumulative. Exercise any rights and remedies as provided under the Note and other Loan Documents, or as provided by law or equity.

FINANCIAL AND OTHER INFORMATION. Borrower shall deliver to Bank such information as Bank may reasonably request from time to time, including without limitation, financial statements and information pertaining to Borrower's financial condition. Such information shall be true, complete, and accurate.

YEAR 2000 COMPATIBILITY. Borrower shall take all action necessary to ensure that Borrower's computer based systems are able to operate and effectively process data including dates on and after January 1, 2000. At the request of Bank, Borrower shall provide Bank assurance acceptable to Bank of Borrower's Year 2000 compatibility.

WAIVERS AND AMENDAIENTS. No waivers, amendments or modifications of this Note and other Loan Documents shall be valid unless in writing and signed by an officer of Bank. No waiver by Bank of any Default shall operate as a waiver of any other Default or the same Default on a future occasion. Neither the failure nor any delay on the part of Bank in exercising any right, power, or remedy under this Note and other Loan Documents shall operate as a waiver thereof, nor shall a single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or remedy. Each
Borrower or any person liable under this Nbte waives presentment, protest, notice of dishonor, demand for payment, notice of intention to accelerate maturity, notice of acceleration of maturity, notice of sale and all other notices of any kind. Further, each agrees that Bank may extend, modify or renew this Note or make a novation of the loan evidenced by this Note for any period and grant any releases, compromises or indulgences with respect to any collateral securing this Note, or with respect to any other Borrower or any other person liable under this Note or other Loan Documents, all without notice to or consent of each Borrower or each person who may be liable under this Note or other Loan Documents and without affecting the liability of Borrower or any person who may be liable under this Note or other Loan Documents.

MISCELLANEOUS PROVISIONS. Assignment. This Note and other Loan Documents shall inure to the benefit of and be binding upon the parties and their respective heirs, legal representatives, successors and assigns. Bank's interests in and rights under this Note and other Loan Documents are freely assignable, in whole or in part, by Bank. In addition, nothing in this Note or any of the Loan Documents shall prohibit Bank from pledging or assigning this Note or any of the Loan Documents or any interest therein to any Federal Reserve Bank. Borrower shall not assign its rights and interest hereunder without the prior written consent of Bank, and any attempt by Borrower to assign without Bank's prior written consent is null and void. Any assignment shall not release Borrower from the Obligations. Applicable law; Conflict Between Documents. This Note and other Loan Documents shall be governed by and construed under the laws of the state named in Bank's address shown above without regard to that state's conflict of laws principles. If the terms of this Note should conflict with the terms of the loan agreement or any commitment letter that survives closing, the terms of this Note shall control. Bormwer's Accounts. Except as prohibited by law, Borrower grants Bank a security interest in all of Borrower's accounts with Bank and any of its affiliates. Jurisdiction. Borrower irrevocably agrees to non-exclusive personal jurisdiction in the state named in Bank's address shown above. Severability. If any provision of this Note or of the other Loan Documents shall be prohibited or invalid under applicable law, such provision shall be ineffective but only to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Note or other such document. Notices. Any notices to Borrower shall be sufficiently given, if in writing and mailed or delivered to the Borrower's address shown above or such other address as provided hereunder, and to Bank, if in writing and mailed or delivered to Bank's office address shown above or such other address as Bank may specify in writing from time to time. In the event that Borrower changes Borrower's address at any time prior to the date the Obligations are paid in full, Borrower agrees to promptly give written notice of said change of address by registered or certified mail, return receipt requested, all charges prepaid. Plural; Captions. AU references in the Loan Documents to Borrower, guarantor, person, document or other nouns of reference mean both the singular and plural form, as the case may be, and the term "person" shall mean any individual, person or entity. The captions contained in the Loan Documents are inserted for convenience only and shall not affect the meaning or interpretation of the Loan Documents. Binding Contract. Borrower by execution of and Bank by acceptance of this Note agree that each party is bound to all terms and provisions of this Note. Advances. Bank in its sole discretion may make other Advances under this Note pursuant hereto. Posting of Payments. All payments received during normal banking hours after 2:00 p.m. local time at the office of Bank first shown above shall be deemed received at the opening of the next banking day. Joint and Several Obligations. Each Borrower is jointly and severally obligated under this Note. Fees and Taxes. Borrower shall promptly pay all documentary, intangible recordation and/or similar taxes on this transaction whether assessed at closing or arising from time to time.

ABBITRATION. Upon demand of any party hereto, whether made before or after institution of any judicial proceeding, any claim or controversy arising out of or relating to the Loan Documents between parties hereto (a "Dispute") shall be resolved by binding arbitration conducted under and governed by the Commercial Financial Disputes Arbitration Rules (the "Arbitration Rules") of the American Arbitration Association (the "AAA") and the Federal Arbitration Act. Disputes may include, without limitation, tort claims, counterclaims, a dispute as to whether a matter is subject to arbitration, claims brought as class actions, or claims arising from documents executed in the future. A judgment upon the award may be entered in any court having jurisdiction. Notwithstanding the foregoing, this arbitration provision does not apply to disputes under or related to swap agreements. Special Rules. All arbitration hearings shall be conducted in the city named in the address of Bank first stated above. A hearing shall begin within 90 days of demand for arbitration and all hearings shall conclude within 120 days of demand for arbitration. These time limitations may not licensed attorneys selected from the Commercial Financial Dispute Arbitration Panel of the AAA. The parties do not waive applicable Federal or state substantive law except as provided herein. Preservation and Limitation of Remedies. Notwithstanding the preceding binding arbitration provisions, the parties agree to preserve, without diminution, certain remedies that any party may exercise before or after an arbitration proceeding is brought. The parties shall have the right to proceed in any court of proper jurisdiction or by self-help to exercise or prosecute the following remedies, as applicable: (i) all rights to foreclose against any real or personal property or other security by exercising a power of sale or under applicable law by judicial foreclosure including a proceeding to confirm the sale; (ii) all rights of self-help including peaceful occupation of real property and collection of rents, set-off, and peaceful possession of personal property; (iii) obtaining provisional or ancillary remedies including injunctive relief, sequestration, garnishment, attachment, appointment of receiver and filing an involuntary bankruptcy proceeding-, and (iv) when applicable, a judgment by confession of judgment. Any claim or controversy with regard to any party's entitlement to such remedies is a Dispute. Waiver of Exemplary Damages. The parties agree that they shall not have a remedy of punitive or exemplary damages against other parties in any Dispute and hereby waive any right or claim to punitive or exemplary damages they have now or which may arise in the future in connection with any Dispute whether the Dispute is resolved by arbitration or judicially. Waiver of Jury Trial. THE PARTIES ACKNOWLEDGE THAT BY AGREEING TO BINDING ARBITRATION THEY HAVE IRREVOCABLY WAIVED ANY RIGHT THEY MAY HAVE TO JURY TRIAL WITH REGARD TO A DISPUTE.

IN WITNESS WHEREOF, Borrower, on the day and year first above written, has caused this Note to be executed under seal.



                                           UIRT - LAKE ST. CHARLES, L.L.C.
                                           a limited liability company

____________________________               By Its Member:
Print Name: ________________                    The Stuart S. Golding Company
Signing only as witness                         a Florida corporation

____________________________               BY:________________________________
Print Name:_________________                    Loren M. Pollack
Signing only as witness                         As its President


                                                   (Corporate Seal)

STATE OF _______________________
COUNTY OF FLORIDA_______________


     Acknowledged before me this ____ day of December, 1998, by Loren M. Pollack, the President of The Stuart S. Golding Company, a Florida corporation, a Member of UIRT-LAKE ST. CHARLES, L.L.C., a limited liability company, on behalf of said corporation and limited liability company. Such person is personally known to me or has produced ____________ identification.


                                            ---------------------------------
                                            Print Name:______________________
                                            Notary Public
                                            Commission No.
                                            Serial Number, if any:___________

Exhibit 10.8
                          CONSTRUCTION LOAN AGREEMENT

BANK:  FIRST UNION NATIONAL BANK

BORROWER: UIRT - LAKE ST. CHARLES L.L.C., a limited liability company

DATE OF CLOSING: _ day of  1998 ("Effective Date")

                               TABLE OF CONTENTS

Paragraph                                                            Page

1.  REPRESENTATIONS  ...............................................    1

2.  AFFIRMATIVE COVENANTS ..........................................    3

3.  NEGATIVE COVENANTS .............................................    5

4.  FINANCIAL AND OTHER INFORMATION  ...............................    5

5.  CONDITIONS PRECEDENT ...........................................    6

6.  CONSTRUCTION LOAN ..............................................    6

7.  CONSTRUCTION REPRESENTATIONS ...................................    6

8.  CONSTRUCTION COVENANTS .........................................    7

9.  CONSTRUCTION LOAN ADMINISTRATION AND DISBURSEMENT ..............    9

10.  INTEREST RESERVE  .............................................   12

11.  PARTIAL RELEASE ...............................................   12

12.  DESCRIPTIVE HEADINGS ..........................................   13

13.  COUNTERPARTS ..................................................   13

                          CONSTRUCTION LOAN AGREEMENT

FIRSTUNION NATIONAL BANK 100 South Ashley Drive, Suite 910 Tampa, Florida 33602 (Hereinafter referrd to as the "Bank") UIRT - LAKE ST. CHARLES, L.L.C., a Unlimited liability company 27001 U.S. 19 North, Suite 2095 Clearwater, Florida 34621 (Hereinafter referred to as "Borrower")THIS CONSTRUCTION LOAN AGREEMENT ("Agreement") entered into as of the ___ day of December, 1998, by and between Bank and Borrower.

     Borrower has applied to Bank for a term loan (the "Loan") in the amount of FIVE MILLION SIX HUNDRED TWENTY THOUSAND AND N0/100 DOLLARS ($5,620,000.00) which is evidenced a Promissory Note of even date herewith in the amount of FIVE MILLION SIX HUNDRED TWENTY THOUSAND AND NO/IOO DOLLARS ($5,620,000.00) (the
"Note"). The Loan proceeds are to be used by Borrower to finance the construction of a 57,096 square foot neighborhood shopping center which is 81% pre-leased (46,296 square feet) to Kash n' Karry Food Stores, Inc., a Delaware corporation, and a .67 acre outpareel ("North Outparcel") and a 1.18 acre outparcel ("South Outparcel") and appurtenances.

     This Agreement applies to the Loan and all Loan Documents. The terms "Loan Documents" and "Obligations," as used in this Agreement, are defined in the Note. The term "Borrower" shall include its Subsidiaries and Affiliates. As used in this Agreement as to Borrower, "Subsidiary" shall mean any corporation of which more than 50% of the issued and outstanding voting stock is owned directly or indirectly by Borrower. As to Borrower, "Affiliate" shall have the meaning as defined in 11 U.S.C. sec. 101, except that the term "debtor" therein shall be substituted by the term "Borrower" herein.

     Relying upon the covenants, agreements, representations and warranties contained in this Agreement, Bank is willing to extend credit to Borrower upon the terms and subject to the conditions set forth herein, and Bank and Borrower agree as follows:

     1. REPRESENTATIONS: Borrower represents that from the date of this Agreement and until final payment in full of the Obligations:

          a. Accurate Information. All information now and hereafter furnished to Bank is and will be true, correct and complete. Any such information relating to Borrower's financial condition will accurately reflect Borrower's financial condition as of the date(s) thereof, (including all contingent liabilities of every type), and Borrower further represents that its financial condition has not changed materially or adversely since the date(s) of such documents.

          b. Authorization; Non-Contravention. The execution, delivery and performance by Borrower and any guarantor, as applicable, of this Agreement and other Loan Documents to which it is a party are within its power, have been duly authorized by all necessary action taken by the duly authorized officers of Borrower and any guarantors and, if necessary, by making appropriate filings with any governmental agency or unit and are the legal, binding, valid and enforceable obligations of Borrower and any guarantors; and do not (i) contravene, or constitute (with or without the giving of notice or lapse of time or both) a violation of any provision of applicable law, a violation of the organizational documents of Borrower or any guarantor, or a default under any agreement, judgment, injunction, order, decree or other instrument binding upon or affecting Borrower or any guarantor, (ii) result in the creation or imposition of any lien (other than the lien(s) created by the Loan Documents) on any of Borrower's or guarantor's assets, or (iii) give cause for the acceleration of any obligations of Borrower or any guarantor to any other creditor.

          c. Asset Ownership. Borrower has good and marketable title to all of the properties and assets reflected on the balance sheets and financial statements supplied Bank by Borrower, and all such properties and assets are free and clear of mortgages, security deeds, pledges, liens, charges, and all other encumbrances, except as otherwise disclosed to Bank by Borrower in writing ("Permitted Liens"). To Borrower's knowledge, no default has occurred under any Permitted Liens and no claims or interests adverse to Borrower's present rights in its properties and assets have arisen.

          d. Discharge of Liens and Taxes. Borrower has duly filed, paid and/or discharged all taxes or other claims which may become a lien on any of its property or assets, except to the extent that such items are being appropriately contested in good faith and an adequate reserve for the payment thereof is being maintained.

          e. Sufficiency of Capital. Borrower is not, and after consummation of this Agreement and after giving effect to all indebtedness incurred and liens created by Borrower in connection with the Loan, will not be, insolvent within the meaning of 11 U.S.C. sec. 101(32).

          f. Compliance with Laws. Borrower is in compliance in all respects with all federal, state and local laws, rules and regulations applicable to its properties, operations, business, and finances, including, without limitation, any federal or state laws relating to liquor (including 18
     U.S.C. sec. 3617, et seq.) or narcotics (including 21 U.S.C. sec.801, et seq. and/or any commercial crimes; all applicable federal, state and local laws and regulations intended to protect the environment; and the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), if applicable.

          g. Organization and Authority. Each corporate or limited liability company Borrower and any guarantor, as applicable, is duly created, validly existing and in good standing under the laws of the state of its organization, and has all powers, governmental licenses, authorizations, consents and approvals required to operate its business as now conducted. Each corporate or limited liability company Borrower and any guarantor, if any, is duly qualified, licensed and in good standing in each jurisdiction where qualification or licensing is required by the nature of its business or the character and location of its property, business or customers, and in which the failure to so qualify or be licensed, as the case may be, in the aggregate, could have a material adverse effect on the business, financial position, results of operations, properties or prospects of Borrower or any such guarantor.

          h. No Litigation. To the best of Borrower's knowledge, there are no pending or threatened suits,claims or demands against Borrower or any guarantor that have not been disclosed to Bank by Borrower in writing.

          2. AFFIRMATIVE COVENANTS: Borrower agrees that from the date of this Agreement and until final payment in full of the Obligations, unless Bank shall otherwise consent in writing, Borrower will:

          a. Business Continuity. Conduct its business in substantially the same manner and locations as such business is now and has previously been conducted.

          b. Maintain Properties. Maintain, preserve and keep its property in good repair, working order and condition, making all needed replacements, additions and improvements thereto, to the extent allowed by this Agreement.

          c. Access to Books & Records. Allow Bank, or its agents, during normal business hours, access to the books, records and such other documents of Borrower as Bank shall reasonably require, and allow Bank to make copies thereof at Bank's expense.

          d. Insurance. Maintain adequate insurance coverage with respect to its pr operties and business against loss or damage of the kinds and in the amounts customarily insured against by companies of established reputation engaged in the same or similar businesses including, without limitation, commercial general liability insurance, workers compensation insurance, and business interruption insurance; all acquired in such amounts and from such companies as Bank may reasonably require.

          e. Notice of Default and Other Notices. (a) Notice of Default. Furnish to Bank immediately upon becoming aware of the existence of any condition or event which constitutes a Default (as defined in the Loan Documents) or any event which, upon the giving of notice or lapse of time or both, may become a Default, written notice specifying the nature and period of existence thereof and the action which Borrower is taking or proposes to take with respect thereto. (b) Other Notices. Promptly notify Bank in writing of (i) any material adverse change in its financial condition or its business; (ii) any default under any material agreement, contract or other instrument to which it is a party or by which any of its properties are bound, or any acceleration of the maturity of any indebtedness owing by Borrower; (iii) any material adverse claim against or affecting Borrower or any part of its properties; (iv) the commencement of, and any material determination in, any litigation with any third party or any proceeding before any governmental agency or unit affecting Borrower; and (v) at least 30 days prior thereto, any change in Borrower's name or address as shown above, and/or any change in Borrower's structure.

          f. Compliance with Other Agreements. Comply with all terms and conditions contained in this Agreement, and any other Loan Documents, and swap agreements, if applicable, as defined in the Note.

          g. Payment of Debts. Pay and discharge when due, and before subject to penalty or further charge, and otherwise satisfy before maturity or delinquency, all obligations, debts, taxes, and liabilities of whatever nature or amount, except those which Borrower in good faith disputes.

          h. Reports and Proxies. Deliver to Bank, promptly, a copy of all financial statements, reports, notices, and proxy statements, sent by Borrower to stockholders, and all regular or periodic reports required to be filed by Borrower with any governmental agency or authority.

          i.  Other   Financial   Information.   Deliver   promptly  such  other
     information regarding the operation, business affairs, and financial condition of Borrower which Bank may reasonably request.

          j. Non-Default Certificate From Borrower. Deliver to Bank, with the Financial Statements required herein, a certificate signed by Borrower, if Borrower is an individual, or by a principal financial officer of Borrower warranting that no "Default" as specified in the Loan Documents nor any event which, upon the giving of notice or lapse of time or both, would constitute such a Default, has occurred.

          k. Estoppel Certificate. Furnish, within 15 days after request by Bank, a written statement duly acknowledged of the amount due under the Loan and whether offsets or defenses exist against the Obligations.

          3. NEGATIVE COVENANTS: Borrower agrees that from the date of this Agreement and until final payment in full of the Obligations, unless Bank shall otherwise consent in writing, Borrower will not:

          a. Default on Other Contracts or Obligations. Default on any material contract with or obligation when due to a third party or default in the performance of any obligation to a third party incurred for money borrowed.

          b. Judgment Entered. Permit the entry of any monetary judgment or the assessment against, the filing of any tax lien against, or the issuance of any writ of garnishment or attachment against any property of or debts due Borrower which shall not have been transferred to bond or released within ten (10) days after the date Borrower receives notice thereof.

          c. Government Intervention. Permit the assertion or making of any seizure, vesting or intervention by or under authority of any government by which the management of Borrower or any guarantor is displaced of its authority in the conduct of its respective business or such business is curtailed or materially impaired.

          d. Prepayment of Other Debt. Retire any long-term debt entered into prior to the date of this Agreement at a date in advance of its legal obligation to do so.

          e. Retire or Repurchase Capital Stock. Retire or otherwise acquire any of its capital stock.

          4. FINANCIAL AND OTHER INFORMATION: Borrower will annually provide unaudited management-prepared financial statements reflecting its operations, including, without limitation, a balance sheet, profit and loss statement and statement of cash flows, with supporting schedules, within 90 days of the fiscal year end. Borrower will semi-annually provide unaudited management-prepared project operating statements and rent rolls. Borrower shall deliver to Bank such information as Bank may reasonably request from time to time, including without limitation, financial statements and information pertaining to Borrower's financial condition. Such information shall be true, complete, and accurate.

          5. CONDITIONS PRECEDENT: The obligations of Bank to make the Loan and any advances pursuant to this Agreement are subject to receipt by Bank of such additional supporting documents as Bank or its counsel may reasonably request.

          6. CONSTRUCTION LOAN: The following REPRESENTATIONS, COVENANTS and LOAN ADMINISTRATION AND DISBURSEMENT provisions apply to the Loan made for construction of improvements (the "Improvements") upon and to the land (the "Land") described in Exhibit "A" attached, which is a portion of the land described in and constituting a part of the Property as defined in the Mortgage (the "Security Instrument")securing the Loan.

          7. CONSTRUCTION REPRESENTATIONS: Borrower represents that from the date of this Agreement and until final payment in full of the Obligations:

          a. Access and Utilities. (i) The Property has, and the Improvements will have, adequate legal vehicular and pedestrian access to public roads;
     (ii) sewer, water and all other appropriate utilities are available at ordinary costs at the Land boundaries through public or unencumbered private easements, and in sufficient quantities to serve the intended use of the Land and Improvements; (iii) if applicable, required written approvals of septic tanks or wells have been issued by all appropriate governmental authorities.

          b. Laws, Zoning and Approvals. (i) The plans and specifications for the Improvements and the anticipated use of the Land and Improvements shall comply with all applicable restrictive covenants, zoning ordinances, building laws and codes, and other applicable laws, regulations and requirements (including without limitation, the Americans with Disabilities Act, as amended); (ii) the current zoning classification of the Land and any covenants and restrictions affecting the Land permit the construction and intended use of the Improvements; (iii) Borrower will obtain all permits and approvals of any type required to commence construction of the Improvements within the time period set forth in the Loan Closing Memorandum executed of even date herewith.

          c. Construction Criteria. (i) Borrower has or will furnish to Bank full and complete copies of all construction contracts, plans and specifications, drawings, budgets, bonds and other agreements pertaining to construction of the Improvements (the "Construction Documents"), all engineering, soil and other reports and studies and all surveys pertaining thereto; there are no other oral or written agreements pertaining to
     construction  of  the   Improvements;   (ii)  the  Improvements   shall  be
     constructed in a good and workmanlike manner, in accordance with the Construction Documents submitted to Bank, and in compliance with the budget(s) approved by Bank ("Approved Budget"); (iii) no amendment or change, nor deviation in the construction from, the Construction Documents, in excess of $10,000.00 shall be made without Bank's prior written consent, and Borrower shall promptly submit to Bank for approval a written change order describing any such change or deviation; (iv) the Improvements shall be constructed entirely on the Land and will not encroach upon or overhang any easement, right of way, or any other land, and shall be constructed wholly within applicable building restriction lines; (v) the Improvements and construction thereof shall comply with all applicable statutes, ordinances, codes, regulations and restrictions.

          d. Use of Proceeds. Borrower will use Loan proceeds solely for the purpose of financing the property upon which Improvements are to be built and for paying the cost of construction of the Improvements in accordance with the Loan Documents and Construction Documents (including without limitation, the Approved Budget) and for such other purposes associated therewith as Bank shall have specifically approved in writing, and shall not use or divert Loan proceeds for any other purpose.

          e. Notice of Commencement. (i) No notice of commencement under Section
     713.13 of the Florida Statutes shall be filed before recording of the Security Instrument; (ii) after filing of the Security Instrument and before construction begins Borrower shall properly-record and post under
     Section 713.13 of the Florida Statutes a notice of commencement and shall name the Bank in the notice of commencement as a person or entity upon whom any notices under the Statute shall be served.

          8. CONSTRUCTION COVENANTS: Commencement and Completion. Construction of the Improvements, including delivery of materials or performance of lienable work, shall not commence before recording of the Security Instrument. Unless otherwise agreed in writing by Bank, construction of the Improvements shall commence within sixty (60) days from the date of this Agreement and be carried on diligently and without delay or interruption for more than 15 days, except in the event of force majeure (Borrower is delayed in the construction of the Improvements under this Agreement by reason of strikes or other labor troubles, unavailability of materials, national emergency, any rule, order or regulation of any Governmental Authority, adverse weather conditions or other cause not within Borrower's control), and completion (hereafter defined) must occur no later than October 1, 1999 ("Completion Date"). "Completion" means (i) the Improvements are fully constructed and completed in a good and workmanlike manner in accordance with the Construction Documents and all applicable statutes, ordinances, codes, regulations and restrictions, (ii) completion of the Improvements has been certified by the construction architect and/or engineer, and the final loan disbursement request has been approved by Bank's construction disbursement inspector, (iii) a certificate of occupancy or comparable written approval, if applicable, has been issued by appropriate governmental authorities, (iv) the Improvements are ready for use and occupancy, and have been accepted by Borrower and all applicable tenants.

          a. Title Insurance. Prior to the first loan disbursement or advance Borrower shall furnish to Bank, at Borrower's expense, a standard non-expiring ALTA mortgagee policy of title insurance, with premium paid, issued by a title insurer satisfactory to Bank. The title policy shall (i) show Borrower to be vested with valid marketable fee simple title to the Land, free and clear of all defects, liens, encumbrances or exceptions, except for ad valorem taxes for the current year and such other matters as may be acceptable to Bank, (ii) insure the Security Instrument to be a valid first lien on the fee simple title to the Land in the full amount of the loan, (iii) contain no exception for mechanic's and materialmen's liens,survey matters or any other matters not acceptable to Bank; (iv) include such endorsements and provide such coverages as Bank may require, including without limitation, coverage for future advances prior to the Completion Date under a pending disbursements clause acceptable to Bank, and (v) insure all access and other easements necessary for the use of the Land and Improvements.

          b. Survey. Prior to the first loan disbursement, Borrower shall furnish to Bank, at Borrower's expense, a current survey showing the Land to be free from encroachments and encumbrances, and showing whether or not the Land is located in a federally designated Special Flood Hazard Area. Prior to the first construction disbursement, or at such other time as required by Bank, Borrower shall furnish a foundation survey certified to Bank and in form and scope satisfactory to Bank, showing and locating all dimensions, setback lines, utility and other easements, and any encroachments. In the event any encroachments are evidenced, Bank may discontinue making loan disbursements until such encroachments have been remedied to Bank's satisfaction. Borrower shall furnish such supplemental surveys as Bank may require, including without limitation, a final "as built" survey locating the Improvements upon the Land.

          c. Insurance. Until Completion of the Improvements, the Borrower shall purchase and maintain insurance as follows: Prior to any loan disbursement, Borrower shall furnish (or cause the general contractor to furnish) insurance coverage, with premiums paid, (i) insuring the Land and
     Improvements against all hazards and risks required by Bank, including without limitation, builder's risk (both completed value and extended coverage) and flood (if applicable), naming Bank as insured mortgagee (standard non-contributing mortgagee clause) and containing standard waiver of subrogation clauses, and (ii) providing liability coverage in such amount as Bank may require but in no event less than $1,000,000.00 combined single limit, naming Bank as an additional insured; Borrower shall provide such other insurance as Bank may require from time to time. All such insurance policies shall be from insurers and in form and amount satisfactory to Bank, and must provide for no less than 30 days prior notice of cancellation or non-renewal to Bank. All contractors, subcontractors, mechanics or laborers and other persons providing labor or material in construction of the Improvements shall have or be covered by worker's compensation insurance, if required by applicable law.

     After Completion and the final construction disbursement, the insurance requirements in the Security Instrument shall apply to the Land and Improvements.

          d. Lions and Lien Waivers. Borrower shall take all action necessary to have any mechanic's and materialmen's liens, judgment liens or other liens or encumbrances filed against the Property released or transferred to bond within 10 days of the date Borrower receives notice of the filing of such liens or encumbrances. If any such lien or encumbrance is filed, no loan disbursements will be made until it is removed and a copy of the recorded release thereof is received by Bank and accepted by the title insurance company. Bank shall not be obligated to disburse any funds to Borrower if,in the opinion of Bank, any loan disbursement, the Property, or any other collateral for the loan would be subject to a mechanic's or materialmen's lien or any other lien or encumbrance. Borrower shall be fully and solely responsible for compliance in all respects whatsoever with the applicable mechanic's and materialmen's lien laws. Borrower shall (i) notify Bank of any and all Notices to Owner and Claims of Lien under Chapter 713, Florida Statutes, within 5 days of receipt thereof, and (ii) comply with all provisions of the Florida Mechanic's Lien Law, including but not limited to payment and notice provisions. Borrower authorizes Bank to demand on Borrower's behalf the statement of account referred to in
     Section 713.16(2) of the Florida Statutes of any person or entity filing a Notice to Owner. Bank's rights to request such statements of account will not impose any obligation on Bank to use such authority, and the exercise of such authority shall not create or imply any obligation to exercise such authority on subsequent occasions.

          e. Permanent Loan Commitment. Borrower will comply with the terms of, and take all such action as may be necessary to satisfy the terms, conditions, and closing and funding requirements of any loan commitment hereafter obtained - approved by Bank for a loan to be secured by the Land and Improvements.

          f. Subordination of Claims of Contractor/Architect/ Engineer. Upon the written request of Bank, Borrower shall require and shall use its best efforts to obtain from the general contractor and any architect or engineer that furnishes labor or services in connection with construction of the Improvements to execute and deliver a Subordination, Assignment and Consent in form fully acceptable to Bank.

          g. Time is of the Essence. In all matters pertaining to this Agreement, time is of the essence.

                  9. CONSTRUCTION LOAN ADMINISTRATION AND DISBURSEMENT:

          a. Loan Disbursements. Bank shall disburse loan proceeds, and Borrower will accept such disbursements, in accordance with the Approved Budget, and the Bank approved disbursement schedule, forms and procedures. Borrower shall submit to Bank or its designated agent a completed written disbursement request in such form and detail as required by Bank. All such requests shall be submitted at least 10 days prior to the requested date of loan disbursement, and supported by such receipts, invoices, waivers of mechanic's and materialmen's liens and other supporting documentation as may be required by Bank. Unless otherwise agreed by Bank disbursements shall be made no more often than monthly, and shall be based on work and materials in place and satisfactorily completed as determined by disbursement inspections performed by or on behalf of Bank at Borrower's expense. Bank's determination of work and materials in place and satisfactorily completed shall be binding on Borrower. Bank may reject, but is not obligated to reject, any material or work which does not conform to the Loan Documents and Construction Documents, and may require Borrower to replace or reperform such nonconforming material or work. At its option, Bank may make loan disbursements directly into a separate construction disbursement account or other Borrower account with Bank, to Borrower directly, through a title insurance company or other third party, or directly to the general contractor, subcontractors, materialmen or other suppliers providing labor, services or materials in connection with the Improvements. Bank shall have no obligation after making loan disbursements in a particular manner to continue to make loan disbursements in that manner. Bank shall have no obligation regarding the proper application of loan proceeds after disbursement. Loan disbursements for individual items shall not exceed the amounts specified in the Approved Budget. Bank may deduct from any disbursement the amount of any retainages, deposits, expenses, or costs due Bank under the Loan Documents. Bank shall be under no obligation to make, and may withhold, any loan disbursement if there is a Default under any of the Loan Documents, or any condition precedent thereto has not been complied with to Bank's satisfaction. Bank shall have no obligation to make any loan disbursement for materials stored on site or off site. If Bank elects to make a disbursment for stored materials, Bank may impose such conditions and requirements as it deems appropriate in its sole discretion.

          b. Retention of Loan Proceeds. Disbursements (prior to the final loan disbursement) for payment on account of construction work and materials shall not exceed an amount equal to 90% of the total cost of work and materials in place and satisfactorily completed, less the sum of all disbursements previously made against construction work and materials. Amounts held by Bank as retainage will be disbursed following Completion in the final disbursement.

          c. Inspections. All inspections by or on behalf of Bank (whether or not paid for by Borrower) shall be solely for the benefit of Bank. Borrower shall have no right to claim any loss or damage against Bank or its representatives arising from any alleged (i) negligence in or -10-failure to perform inspections, (ii) failure to monitor loan disbursements or the progress or quality of construction, or (iii) failure to otherwise properly administer the Loan.

          d. Borrower's Equity. Prior to any loan disbursement for construction, Borrower shall submit evidence satisfactory to Bank that an amount equal to the difference between the amount in the Approved Budget for construction of the Improvements and the estimated actual cost to complete construction of the Improvements (the "Equity") has been expended from Borrower's own funds for construction of the Improvements. The Equity shall remain invested in the Land and Improvements and Borrower agrees that no Equity will be reimbursed directly or indirectly without Bank's prior written consent.

          e. Claims of Lien. Borrower shall promptly notify Bank of any amount owed to a supplier, contractor or subcontractor which has been outstanding for more than thirty (30) days, and of any written claim (other than a normal invoice) received by it or contractor for an amount asserted to be owed to any supplier, contractor or subcontractor.

          f. Deficiency in Loan Amount (Equity Call). If at any time it reasonably appears the cost to complete construction of the Improvements will exceed undisbursed funds available under the loan for that purpose, Bank may require Borrower to deposit with Bank (and Borrower shall deposit within 7 days after by written notice from Bank) funds sufficient, when added to such available undisbursed loan funds, to pay all costs to complete construction of the Improvements in accordance with the Construction Documents and Loan Documents. Bank's determination as to any such deficiency and requirement of such deposit shall be final and conclusive. At Bank's option, no loan disbursements shall be made until Borrower has fully complied with this requirement. All such deposited funds shall be additional security for the Obligations. Bank may, at its option, use such deposited funds to pay costs to complete construction of the Improvements before any further loan disbursements.

          g. Final Disbursement. Prior to the final disbursement of loan proceeds, the following conditions must be satisfied (in addition to any others set forth elsewhere in the Loan Documents) and Bank must have received: (i) evidence satisfactory to Bank that Completion has occurred;
     (ii) final lien waivers and notarized final owner's and contractors' affidavits, in form and content acceptable to both Bank and the title insurance company, (iii) well and septic approvals, if applicable; (iv) two
     (2) prints of the final certified "as built" survey satisfactory to Bank showing the Land and completed Improvements and any flood hazard area; (v) an agreement by the title company to issue an endorsement to the mortgagee title insurance policy updating or eliminating any survey exception and eliminating the pending disbursements clause; (vi) evidence of paid fire and extended coverage hazard insurance satisfactory to Bank.

     Evidence satisfactory to Bank that reserves for e.g. repairing structure have been established and funded in an amount reasonably acceptable to Bank; and final soil treatment certificate. Bank may holdback any loan funds it deems necessary, or fund loan proceeds into a reserve account, for completion or correction of any work (including without limitation, landscaping or tenant upfit) on such terms and under such written agreements as Bank may deem appropriate. Bank's determination with respect to the foregoing shall be conclusive.

          h. No Warranty by Bank. Indemnification. Nothing contained in any of the Loan Documents shall constitute or create any duty on or warranty by Bank regarding (i) the suitability of the Land or Improvements for their intended use, (ii) the suitability or quality of the Construction Documents or methods and materials used in construction of the Improvements, (iii) the quality or condition of the Improvements, or (iv) the competence or qualifications of the general contractor or any other party furnishing labor or materials in connection with construction of the Improvements. Borrower (a) acknowledges that Borrower has not relied and will not rely upon any experience, awareness or expertise of Bank regarding such matters, and (b) shall indemnify, hold harmless, and'defend Bank from any costs, expenses, damages, judgments, or liabilities, including without limitation, attorneys' fees, arbitration fees, and expert witness fees, arising from or connected with (i) such matters, (ii) payment or non-payment for labor or materials furnished for construction of the Improvements, (iii) any claims of mechanics or materialmen, or (iv) any action or inaction by Borrower with respect to the foregoing.

          10. INTEREST RESERVE: It is agreed that there shall be established an interest reserve of which shall be called "Interest Reserve".

          a. The Interest Reserve shall be in the sum of One Hundred Ninety One Thousand Two Hundred Sixty Nine and No/100 DOLLARS ($191,269.00).

          b. Bank shall pay interest on the unpaid balance of this Loan from time to time from the Interest Reserve as long as the same exists.

          c. After the Interest Reserve has been expended, then the Borrower shall make the interest payments from its own funds.

          11. PARTIAL RELEASE: So long as there is no Default under the Loan Documents, Borrower shall be entitled to obtain the release of the South Outparcal of the Property securing the loan by meeting the following conditions: (A) Payment of a minimum amount of one hundred percent (100%) of the net proceeds from the sale of the South Outparcel or $320,000.00, whichever is greater. (B) All unreleased land shO be contiguous to a public right-of-way or shall have adequate ingress and egress consistent with the highest and best use of such land secured by easements running with such land, and access to all necessary utilities, such as water, sewer, gas and electricity. (C) Borrower shall furnish, at Borrower's cost, an instrument acceptable to First Union to effect the requested release and a survey, acceptable to First Union and certfied by the surveyor, of the land to be released, containing a legal description and the area of the land to be released.

          12. DESCRIPTIVE HEADINGS: The descriptive headings used herein are for convenience in reference only and they are not intended to have any effect whatsoever in determining the rights or obligations of the Borrower or Bank.

          13. COUNTERPARTS: This instrument may be executed in multiple counterparts, and all signatures need not appear on each counterpart and taken together all counterparts shall be deemed to be one and the same instrument. [GRAPHIC OMITTED][GRAPHIC OMITTED]

                 IN WITNESS WHEREOF, the said Borrower and Bank have made, executed, sealed and delivered this Loan Agreement on the day an year first above written.
                                           UIRT - LAKE ST. CHARLES, L.L.C,
                                           a limited liability company

_________________________                  By Its Member:
Print Name:______________                         The Stuart S. Golding Company
Signing only as a witness                         a Florida corporation

_________________________                  BY:_________________________________
Print Name:______________                       Loren M. Pollack
Signing only as a witness                       As its President

                                                  (Corporate Seal)

STATE OF ________________
COUNTY OF________________

     Acknowledged before me this ___ day of December, 1998, by Loren M. Pollack, the President of The Stuart S. Golding Company, a Florida corporation, a Member LAkE ST. CHARLES, L.L.C., a limited liability company, on behalf corporation and limited liability company. Such person is personally known to me or has produced _______________ identification.

                                    --------------------------
                                    Print Name:_______________
                                    Notary Public
                                    Commission No.
                                    Serial Number, if any:_________

                                    FIRST UNION NATIONAL BANK

______________________              BY:___________________________
Print Name:___________                  Valerie A. Girrens
Signing only as a witness               Assistant Vice President


---------------------
Print Name:___________
Signing only as a witness

STATE OF FLORIDA
COUNTY OF ______________

     Acknowledged before me this___day of December, 1998, by Valerie A. Girrens, the Assistant Vice President of FIRST UNION NATIONAL BANK, behalf of the bank and limited liability company. Such person is personally known to me or has produced _______________ identification.


                                    --------------------------
                                    Print Name:_______________
                                    Notary Public
                                    Commission No.
                                    Serial Number, if any:_________

Exhibit 10.9   PROMISSORY NOTE FOR NORTHWEST CROSSING



                                PROMISSORY NOTE

                         Dated as of October 16, 1995
                                                            $1,925,000.00

     FOR VALUE RECEIVED, the undersigned, Today Northwest Crossing, L.P., a Texas limited partnership ("Maker"), promises to pay to the order of FIRST UNION NATIONAL BANK OF NORTH CAROLINA, a national banking association ("Payee") , at the office of Payee at One First Union Center TW-8, Charlotte, North Carolina 28288, or at such other place as Payee may designate to Maker in writing from time to time, the principal sum of ONE MILLION NINE HUNDRED TWENTY FIVE THOUSAND AND NO/1OO DOLLARS ($1,925,000.00), together with interest on so much thereof as is outstanding and unpaid, from the date of the advance of the principal evidenced hereby, at the rate of Eight and Three-Eighths percent (8. 375%) per annum (the "Note Rate"), in lawful money of the United States of America, which shall at the time of payment be legal tender in payment of all debts and dues, public and private.

                            ARTICLE I - SECURED NOTE

     The indebtedness evidenced by this Promissory Note (the Note) and the obligations created hereby are secured by that certain mortgage or deed of trust and security agreement (the "Security Instrument") from Maker for the benefit of Payee, dated of even date herewith, concerning property located in Dallas County, Texas. The Security Instrument together with this Note and all other documents to or of which Payee is a party or beneficiary now or hereafter evidencing, securing, guarantying, modifying or otherwise relating to the indebtedness evidenced hereby, are herein referred to collectively as the "Loan Documents". All of the terms and provisions of the Loan Documents are incorporated herein by reference. Some of the Loan Documents are to be filed for record on or about the date hereof in the appropriate public records.

                        ARTICLE II - TERMS AND CONDITIONS

     2. 1 Computation of Interest. Interest shall be computed hereunder based on a 360-day year and based on twelve (12) 30-day months for each full calendar month and on the actual number of days elapsed for any partial month in which interest is being calculated. In computing the number of days during which interest accrues, the day on which funds are initially advanced shall be included regardless of the time of day such advance is made, and the day on which funds are repaid shall be included unless repayment Is credited prior to close of business.

     2.2 Payment of Princinal and Interest. Payments in federal funds immediately available in the place designated for payment received by Payee prior to 2:00 p.m. local time at said place of payment shall be credited prior to close of business, while other payments may, at the option of Payee, not be credited until immediately available to Payee in federal funds in the place designated for payment prior to 2:00 p.m. local time at said place of payment on a day an which Payee is open for business. Such principal and interest shall be payable in equal consecutive monthly installments of $15,338.80 each, beginning on the first day of the second full calendar month following the date of this Note (or on the first day of the first full calendar month following the date hereof, in the event the advance of the principal amount evidenced by this Note is the first day of a calendar month), and continuing on the first day of each and every month thereafter through and including October 1, 2005. On November 1, 2005 (the "Maturity Date") the entire outstanding principal balance hereof, together with all accrued but unpaid interest thereon, shall be due and payable in full.

     2.3 Application of Payments. Each such monthly installment shall be applied first to the payment of accrued interest and then to reduction of principal.

     2.4 Payment of "Short Interest". If the advance of the principal amount evidenced by this Note is made on a date other than the first day of a calendar month, then Maker shall pay to Payee contemporaneously with the execution hereof interest at the Note Rate for a period from the date hereof through and including the last day of this calendar month.

     2. 5 Prepayment. (a) This Note may be prepaid in whole but not in part (except as otherwise specifically provided herein) at any time after the fourth
(4th) anniversary of this Note provided (i) written notice of such prepayment is received by Payee not more than ninety (90) days and not less than thirty (30) days prior to the date of such prepayment, (ii) such prepayment is accompanied by all interest accrued hereunder and all other sums then payable and due hereunder or under the other Loan Documents, and (iii) if such prepayment occurs after the fourth (4th) anniversary of this Note but before the date that is nine
(9) years and six (6) months after the date of this Note Payee is paid a prepayment fee in an amount equal to the greater of (A) one percent (1.0%) of the principal amount being prepaid, and (B) the positive excess of (1) the present value ("PV") of all future installments of principal and interest due under this Note absent any such prepayment including the principal amount due at maturity (collectively, "All Future Payments"), discounted at an interest rate per annum equal to the sum of (a) the Treasury Constant Maturity Yield Index published during the second full week preceding the date on which such premium is payable for instruments having a maturity coterminous with the remaining term of this Note, and (b) fifty (50) basis points, over (2) the then outstanding principal balance hereof immediately before such prepayment ((PV of All Future Payments) - (principal balance at time of prepayment) - prepayment fee]. "Treasury Constant Maturity Yield Index" shall mean the average yield for "This Week" as reported by the Federal Reserve Board in Federal Reserve Statistical Release H.15(519). If there is no Treasury Constant Maturity Yield Index for instruments having a maturity coterminous with the remaining term of this Note, then the index shall be equal to the weighted average yield to maturity of the Treasury Constant Maturity Yield Indices with maturities next longer and shorter than such remaining average life to maturity, calculated by averaging (and rounding upward to the nearest whole multiple of 1/100 of 1% per annum, if the average is not such a multiple) the yields of the relevant Treasury Constant Maturity Yield Indices (rounded, if necessary, to the nearest 1/100 of 1% with any figure of 1/200 of 1% or above rounded upward). In the event that any prepayment fee is due hereunder, Payee shall deliver to Maker a statement setting forth the amount and determination of the prepayment fee, and, provided that Payee shall have in good faith applied the formula described above, Maker shall not have the right to challenge the calculation or the method of calculation set forth in any such statement in the absence of manifest error, which calculation may be made by Payee on any day during the fifteen (15) day period preceding the date of such prepayment. Payee shall not be obligated or required to have actually reinvested the prepaid principal balance at the Treasury Constant Maturity Yield Index or otherwise as a condition to receiving the prepayment fee. No prepayment fee or premium shall be due or payable in connection with any prepayment of the indebtedness evidenced by this Note made on or after the date that is nine (9) years and six (6) months after the date of this Note. In addition to the aforesaid prepayment fee if, upon any such prepayment (whether prior to or after the date that is nine (9) years and six
(6) months after the date of this Note) , the aforesaid prior written notice has not been received by Payee, the prepayment fee shall be increased by an amount equal to the lesser of (1) thirty (30) days' unearned interest computed an the outstanding principal balance of this Note so prepaid and (ii) unearned interest computed on the outstanding principal balance of this Note so prepaid for the period from, and including, the date of prepayment through the otherwise stated maturity date of this Note.

     (b)  Partial prepayments of this Note shall not be permitted.

     (c) The prepayment fees provided above shall be due, to the extent permitted by applicable law, under any and all circumstances where all or any portion of this Note is paid prior to the Maturity Date, whether such prepayment is voluntary or involuntary (other than due to application of casualty or condemnation proceeds under the Security Instrument), even if such prepayment results from Payee's exercise of its rights upon Maker's default and acceleration of the maturity date of this Note (irrespective of whether foreclosure proceedings have been commenced), and shall be in addition to any other sums due hereunder or under any of the other Loan Documents (as hereinafter defined). No tender of a prepayment of this Note with respect to which a prepayment fee is due shall be effective unless such prepayment is accompanied by the prepayment fee. If the indebtedness of this Note shall have been declared due and payable by Payee pursuant to Article III hereof, due to a default by Maker, then any tender of payment of such indebtedness made prior to the first anniversary date hereof must include a prepayment fee computed as provided in this article II plus an additional prepayment fee of three percent (3%) of the principal balance of this Note.

                              ARTICLE III - DEFAULT

     3.1 Events of Default. It is hereby expressly agreed that should any default occur in the payment of principal or interest as stipulated above and such payment is not made within five (5) days of the date such payment is due (provided that no grace period is provided for the payment of principal and interest due on the Maturity Date), or should any other default occur under any of the Loan Documents which is not cured within any applicable grace or cure period, then a default shall exist hereunder, and in such event the indebtedness evidenced hereby, including all sums advanced or accrued hereunder or under any other Loan Document, and all unpaid interest accrued thereon, shall, at the option of Payee and without notice to Maker, at once become due and payable and may be collected forthwith, whether or not there has been a prior demand for payment and regardless of the stipulated date of maturity.

     3.2 Late Charges. In the event that any payment is not received by Payee on the date when due (subject to the applicable grace period), then in addition to any default interest payments due hereunder, Maker shall also pay to Payee a late charge in an amount equal to five percent (5%) of the amount of such overdue payment.

     3.3 Default Interest Rate. So long as any default exists hereunder, regardless of whether or not there has been an acceleration of the indebtedness evidenced hereby, and at all times after maturity of the indebtedness evidenced hereby (whether by acceleration or otherwise), interest shall accrue on the outstanding principal balance of this Note at a rate per annum equal to three percent (3%) in excess of the Note Rate, or if such increased rate of interest may not be collected under applicable law, then at the maximum rate of interest, if any, which may be collected from Maker under applicable law (the "Default Interest Rate"), and such default interest shall be immediately due and payable.

     3.4 Maker's Agreement. Maker acknowledges that it would be extremely difficult or impracticable to determine Payee's actual damages resulting from any late payment or default, and such late charges and default interest are reasonable estimates of those damages and do not constitute a penalty. The remedies of Payee in this Note or in the Loan Documents, or at law or in equity, shall be cumulative and concurrent, and may be pursued singly, successively or together, in Payee's discretion.

     3.5 Maker to Pay Costs. In the event this Note, or any part hereof, is collected by or through an attorney-at-law, Maker agrees to pay all costs of collection, including, but not limited to, reasonable attorneys' fees.

     3.6 Exculpation. Notwithstanding anything in the Loan Documents to the contrary, but subject to the qualif ications hereinbelow set forth, Payee agrees that:

     (a) Maker shall be liable upon the indebtedness evidenced hereby and for the other obligations arising under the Loan Documents to the full extent (but only to the extent) of the security therefor, the same being all properties (whether real or personal) , rights, estates and interests now or at any time hereafter securing the payment of this Note and/or the other obligations of Maker under the Loan Documents (collectively, the "Trust Property");

     (b) if a default occurs in the timely, and proper payment of all or any part of such indebtedness evidenced hereby or in the timely and proper performance of the other obligations of Maker under the Loan Documents, any judicial proceedings brought by Payee against Maker shall be limited to the preservation, enforcement and foreclosure, or any thereof, of the liens, security titles, estates, assignments, rights and security interests now or at any time hereafter securing the payment of this Note and/or the other obligations of Maker under the Loan Documents, and no attachment, execution or other writ of process shall be sought, issued or levied upon any assets, properties or funds of Maker other than theTrust Property, except with respect to the liability described below in this section; and

     (c) in the event of a foreclosure of such liens, security titles, estates, assignments, rights or security interests securing the payment of this Note and/or the other obligations of Maker under the Loan Documents, no judgment for any deficiency upon the indebtedness evidenced hereby shall be sought or obtained by Payee against Maker, except with respect to the liability described below in this section; provided, however, that, notwithstanding the foregoing provisions of this section, Maker shall be fully and personally liable and subject to legal action (i) for proceeds paid under any insurance policies (or paid as a result of any other claim or cause of action against any person or entity) by reason of damage, loss or destruction to all or any portion of the Trust Property, to the full extent of such proceeds not previously delivered to Payee, but which, under the terms of the Loan Documents, should have been delivered to Payee, (ii) for proceeds or awards resulting from the condemnation or other taking in lieu of condemnation of all or any portion of the Trust Property, or any of them, to the full extent of such proceeds or awards not previously delivered to Payee, but which, under the terms of the Loan Documents, should have been delivered to Payee, (iii) for all tenant security deposits or other refundable deposits paid to or held by Maker or any other person or entity in connection with leases of all or any portion of the Trust Property which are not applied in accordance with the terms of the applicable lease or other agreement, (iv) for rent and other payments received from tenants under leases of all or any portion of the Trust Property paid more than one month in advance,
(v) for rents, issues, profits and revenues of all or any portion of the Trust Property received or applicable to a period after any notice of default from Payee hereunder or under the Loan Documents in the event of any default by Maker hereunder or thereunder which are not either applied to the ordinary and necessary expenses of owning and operating the Trust Property or paid to Payee,
(vi) for waste committed on the Trust Property, damage to the Trust Property as a result of the intentional misconduct or gross negligence of Maker or any of its principals, officers or general partners, or any agent or employee of any such persons, or any removal of the Trust Property in violation of the terms of the Loan Documents, to the full extent of the losses or damages incurred by Payee on account of such failure, (vii) for failure to pay any valid taxes, assessments, mechanic's liens, materialmen's liens or other liens which could create liens on any portion of the Trust Property which would be superior to the lien or security title of the Security Instrument or the other Loan Documents' to the full extent of the amount claimed by any such lien claimant, (viii) for all obligations and Indemnities of Maker under the Loan Documents relating to hazardous or toxic substances or compliance with environmental laws and regulations to the full extent of any losses or damages (including those resulting from diminution in value of any Trust Property) incurred by Payee as a result of the existence of such hazardous or toxic substances or failure to comply with environmental ]laws or regulations, and (ix) for fraud or material misrepresentation by Maker or any of its principals, officers, or general partners, any guarantor, any indemnitor or any agent, employee or other person authorized or apparently authorized to make statements or representations an behalf of Maker, any principal, officer or partner of Maker, any guarantor or any lndemnitor, to the full extent of any losses, damages and expenses of Payee on account thereof. References herein to particular sections of the Loan Documents shall be deemed references to such sections as affected by other provisions of the Loan Documents relating thereto. Nothing contained in this section shall (1) be deemed to be a release or impairment of the indebtedness evidenced by this Note or the other obligations of Maker under the Loan Documents or the lien of the Loan Documents upon the Trust Property, or (2) preclude Payee from foreclosing the Loan Documents in case of any default or from enforcing any of the other rights of Payee except as stated in this section, or (3) limit or impair in any way whatsoever the Indemnity and Guaranty Agreement (the "Indemnity Agreement") of even date executed and delivered In connection with the indebtedness evidenced by this Note or release, relieve, reduce, waive or impair in any way whatsoever, any obligation of any party to the Indemnity Agreement.

                         ARTICLE IV - GENERAL CONDITIONS

     4.1 No Waiver; Amendment. No failure to accelerate the debt evidenced hereby by reason of default hereunder, acceptance of a partial or past due payment, or indulgences granted from time to time shall be construed (i) as a novation of this Note or as a reinstatement of the indebtedness evidenced hereby or as a waiver of such right of acceleration or of the right of Payee thereafter to insist upon strict compliance with the terms of this Note, or (ii) to prevent the exercise of such right of acceleration or any other right granted hereunder or by any applicable laws; and Maker hereby expressly waives 'the benefit of any statute or rule of law or equity now provided, or which may hereafter be provided, which would produce a result contrary to or in conflict with the foregoing. No extension of the time for the payment of this Note or any installment due hereunder, made by agreement with any person now or hereafter liable for the payment of this Note shall operate to release, discharge, modify, change or affect the original liability of Maker under this Note, either in whole or in part unless Payee agrees otherwise in writing. This Note may not be changed orally, but only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification or discharge is sought.

     4 .2 Waivers. Presentment for payment, demand, protest and notice of demand, protest and nonpayment and all other notices are hereby waived by Maker. Maker hereby further waives and renounces, to the fullest extent permitted by law, all rights to the benefits of any moratorium, reinstatement, marshalling, forbearance, valuation, stay, extension, redemption, appraisement, exemption and homestead now or hereafter provided by the Constitution and laws of the United States of America and of each state thereof, both as to itself and in and to all of its property, real and personal, against the enforcement and collection of the obligations evidenced by this Note or the other Loan Documents.

     4.3 Limit of Validity. The provisions of this Note and of all agreements between Maker and Payee, whether now existing or hereafter arising and whether written or oral, including, but not limited to, the Loan Documents, are hereby expressly limited so that in no contingency or event whatsoever, whether by reason of demand or acceleration of the maturity of this Note or otherwise, shall the amount contracted for, charged, taken, reserved, paid or agreed to be paid ("Interest") to Payee for the use, forbearance or detention of the money loaned under this Note exceed the maximum amount permissible under applicable law. If, from any circumstance whatsoever, performance or fulfillment of any provision hereof or of any agreement between Maker and Payee shall, at the time performance or fulfillment of such provision shall be due, exceed the limit for Interest prescribed by law or otherwise transcend the limit of validity prescribed by applicable law, then ipso facto the obligation to be performed or fulfilled shall be reduced to such limit, and if, from any circumstance whatsoever, Payee shall ever receive anything of value deemed Interest by applicable law in excess of the maximum lawful amount, an amount equal to any excessive Interest shall be applied to the reduction of the principal balance owing under this Note in the inverse order of its maturity (whether or not then due) or at the option of Payee be paid over to Maker, and not to the payment of Interest. All Interest (including any amounts or payments judicially or otherwise under the law deemed to be Interest) contracted for, charged, taken, reserved, paid or agreed to be paid to Payee shall, to the extent permitted by applicable law, be amortized, prorated, allocated and spread throughout the full term of this Note, including any extensions and renewals hereof until payment in full of the principal balance of this Note so that the Interest thereon for such full term will not exceed at any time the maximum amount permitted by applicable law. To the extent United States federal law permits a greater amount of interest than is permitted under the law of the State in which the Trust
Property  is  located,  Payee  will rely on United  Stated  federal  law for the purpose of determining the maximum amount permitted by applicable law. Additionally, to the extent permitted by applicable law now or hereafter in effect, Payee may, at its option and from time to time, implement any other method of computing the maximum lawful rate under the law of the State in which the Trust Property is located or under other applicable law by giving notice, if required, to Maker as provided by applicable law now or hereafter in effect. This Section 4.l will control all agreements between Maker and Payee.

     4.4 Use of funds. Maker hereby warrants, represents and covenants that no funds disbursed hereunder shall be used for personal, family or household purposes.

     4.5 Unconditional payment. Maker is and shall be obligated to pay principal, interest and any and all other amounts which become payable hereunder or under the other Loan Documents absolutely and unconditionally and without any abatement, postponement, diminution or deduction and without any reduction for counterclaim or setoff. In the event that at any time any payment received by Payee hereunder shall be deemed by a court of competent jurisdiction to have been a voidable preference or fraudulent conveyance under any bankruptcy, insolvency or other debtor relief law, then the obligation to make such payment shall survive any cancellation or satisfaction of this Note or return thereof to Maker and shall not be discharged or satisfied with any prior payment thereof or cancellation of this Note, but shall remain a valid and binding obligation enforceable in accordance with the terms and provisions hereof, and such payment shall be immediately due and payable upon demand.

     4.6 Governing Law. THIS NOTE SHALL BE INTERPRETED, CONSTRUED AND ENFORCED ACCORDING TO THE LAWS OF THE STATE IN WHICH THE TRUST PROPERTY IS LOCATED.

                      ARTICLE V - MISCELLANEOUS PROVISIONS

     The terms and provisions hereof shall be binding upon and inure to the benefit of Maker and Payee and their respective heirs, executors, legal representatives, successors, successors-in-title and assigns, whether by voluntary action of the parties or by operation of law. As used herein, the terms "Maker" and "Payee" shall be deemed to include their respective heirs, executors, legal representatives, successors, successors-in-title and assigns, whether by voluntary action of the parties or by operation of law. If Maker consists of more than one person or entity, each shall be jointly and severally liable to perform the obligations of Maker under this Note. All personal pronouns used herein, whether used in the masculine, feminine or neuter gender, shall include all other genders; the singular shall include the, plural and vice versa. Titles of articles and sections are for convenience only and in no way define, limit, amplify or describe the scope or intent of any provisions hereof. Time is of the essence with respect to all provisions of this Note. This Note and the other Loan Documents contain the entire agreements between the parties hereto relating to the subject matter hereof and thereof and all prior agreements relative hereto and thereto which are not contained herein or therein are terminated.

     IN WITNESS WNEREOF, Maker has executed this Note as of the date first written above.

                              MAKER:

                              Today Northwest Crossing, L.P., a
                              Texas  limited  partnership

                              By: Today Northwest Crossing GP,
                                  Inc., a Texas corporation, its
                                  general partner

                              By:________________________________
                                 Name: Eric Brauss
                                 Title: President

Exhibit 10.10

                                PROMISSORY NOTE

                          Dated as of October 16, 1995

                                                                   $2,023,000.00

     FOR VALUE RECEIVED, the undersigned, Today Melbourne Plaza, L.P., a Texas limited partnership ("Maker"), promises to pay to the order of FIRST UNION NATIONAL BANK OF NORTH CAROLINA, a national banking association ("Payee") , at the office of Payee at One First Union Center TW-8, Charlotte, North Carolina 28288, or at such other place as Payee may designate to Maker in writing from time to time, the principal sum of TWO MILLION TWENTY THREE THOUSAND AND No/100 DOLLARS ($2,023,000.00), together with interest on so much thereof as is outstanding and unpaid, from the date of the advance of the principal evidenced hereby, at the rate of Eight and Three- eighths percent (8.375%) per annum (the "Note Rate"), in lawful money of the United States of America, which shall at the time of payment be legal tender in payment of all debts and dues, public and private.

                            ARTICLE I - SECURED NOTE

     The indebtedness evidenced by this Promissory Note (the "Note") and the obligations created hereby are secured by that certain mortgage or deed of trust and security agreement (the "Security Instrument") from Maker for the benefit of Payee, dated of even date herewith, concerning property located in Tarrant County, Texas. The Security Instrument together with this Note and all other documents to or of which Payee is a party or beneficiary now or hereafter evidencing, securing, guarantying, modifying or otherwise relating to the indebtedness evidenced hereby, are herein referred to collectively as the "Loan Documents". All of the terms and provisions of the Loan Documents are incorporated herein by reference. Some of the Loan Documents are to be filed for record on or about the date hereof in the appropriate public records.

                       ARTICLE II - TERMS AND CONDITIONS

     2.1 Computation of Interest. Interest shall be computed hereunder based on a 360-day year and based on twelve (12) 30-day months for each full calendar month and on the actual number of days elapsed for any partial month in which interest is being calculated. In computing the number of days during which interest accrues, the day on which funds are initially advanced shall be included regardless of the time of day such advance is made, and the day on which funds are repaid shall be included unless repayment is credited prior to close of business.

     2.2 Payment of Principal and Interest. Payments in federal funds immediately available in the place designated for payment received by Payee prior to 2:00 p.m. local time at said place of payment shall be credited prior to close of business, while other payments may, at the option of Payee, not be credited until immediately available to Payee in federal funds in the place designated for payment prior to 2:00 p.m. local time at said place of payment on a day on which Payee is open for business. Such principal and interest shall be payable in equal consecutive monthly installments of $16,119.69 each, beginning on the first day of the second full calendar month following the date of this Note (or on the first day of the first full calendar month following the date hereof, in the event the advance of the principal amount evidenced by this Note is the first day of a calendar month), and continuing on the first day of each and every month thereafter through and including October 1, 2005. On November 1, 2005 (the "Maturity Date") the entire outstanding principal balance hereof, together with all accrued but unpaid interest thereon, shall be due and payable in full.

     2.3 Application of Payments. Each such monthly installment shall be applied first to the payment of accrued interest and then to reduction of principal.

     2.4 Payment of "Short Interest". If the advance of the principal amount evidenced by this Note is made on a date other than the first day of a calendar month, then Maker shall pay to Payee contemporaneously with the execution hereof interest at the Note Rate for a period from the date hereof through and including the last day of this calendar month.

     2. 5  Prepayment.

     (a) This Note may be prepaid in whole but not in part (except as otherwise specifically provided herein) at any time after the fourth (4th) anniversary of this Note provided (i) written notice of such prepayment is received by Payee not more than ninety (90) days and not less than thirty (30) days prior to the date of such prepayment, (ii) such prepayment is accompanied by all interest accrued hereunder and all other sums then payable and due hereunder or under the other Loan Documents, and (iii) if such prepayment occurs after the fourth (4th) anniversary of this Note but before the date that is nine (9) years and six (6) months after the date of this Note Payee is paid a prepayment fee in an amount equal to the greater of (A) one percent (1.0%) of the principal amount being prepaid, and (B) the positive excess of (1) the present value ("PV") of all future installments of principal and interest due under this Note absent any such prepayment including the principal amount due at maturity

(collectively, "All Future Payments"), discounted at an interest rate per annum equal to the sum of (a) the Treasury Constant Maturity Yield Index.published during the second full week preceding the date on which such premium is payable for instruments having a maturity cotermincus with the remaining term of this Note, and (b) fifty (50) basis points, over (2) the then outstanding principal balance hereof immediately before such prepayment [(PV of All Future Payments) (principal balance at time of prepayment) = prepayment fee] "Treasury Constant Maturity Yield index" shall mean the average yield for "This Week" as reported by the Federal Reserve Board in Federal Reserve Statistical Release H.15(519). If there is no Treasury Constant Maturity Yield Index for instruments having a maturity coterminous with the remaining term of this Note, then the index shall be equal to the weighted average yield to maturity of the Treasury Constant
Maturity Yield Indices with maturities next longer and shorter than such remaining average life to maturity, calculated by averaging (and rounding upward to the nearest whole multiple of 1/100 of 1% per annum, if the average is not such a multiple) the yields of the relevant Treasury Constant Maturity Yield Indices (rounded, if necessary, to the nearest 1/100 of 1% with any figure of 1/200 of 1% or above rounded upward). In the event that any prepayment fee is due hereunder, Payee shall deliver to Maker a statement setting forth the amount and determination of the prepayment fee, and, provided that Payee shall have in good faith applied the formula described above, Maker shall not have the right to challenge the calculation or the method of calculation set forth in any such statement in the absence of manifest error, which calculation may be made by Payee on any day during the fifteen (15) day period preceding the date of such prepayment. Payee shall not be obligated or required to have actually reinvested the prepaid principal balance at the Treasury Constant Maturity Yield Index or otherwise as a condition to receiving the prepayment fee. No prepayment fee or premium shall be due or payable in connection with any prepayment of the indebtedness evidenced by this Note made on or after the date that is nine (9) years and six (6) months after the date of this Note. In addition to the aforesaid prepayment fee if, upon any such prepayment (whether prior to or after the date that is nine (9) years and six (6) months after the date of this Note), the aforesaid prior written notice has not been received by Payee, the prepayment fee shall be increased by an amount equal to the lesser of (i) thirty
(30) days' unearned interest computed on the outstanding principal balance of this Note so prepaid and (ii) unearned interest computed on the outstanding principal balance of this Note so prepaid for the period from, and including, the date of prepayment through the otherwise stated maturity date of this Note.

     (b) Partial permitted prepayments of this Note shall not be permitted.

     (c) The prepayment fees provided above shall be due, to the extent permitted by applicable law, under any and all circumstances where all or any portion of this Note is paid prior to the Maturity Date, whether such prepayment is voluntary or involuntary (other than due to application of casualty or condemnation proceeds under the Security Instrument) , even if such prepayment results from Payee's exercise of its rights upon Maker's default and acceleration of the maturity date of this Note (irrespective of whether foreclosure proceedings have been commenced), and shall be in addition to any other sums due hereunder or under any of the other Loan Documents (as hereinafter defined). No tender of a prepayment of this Note with respect to which a prepayment fee is due shall be effective unless such prepayment is accompanied by the prepayment fee. If the indebtedness of this Note shall have been declared due and payable by Payee pursuant to Article III hereof, due to a default by Maker, then any tender of payment of such indebtedness made prior to the first anniversary date hereof must include a prepayment fee computed as provided in this Article II plus an additional prepayment fee of three percent (3%,) of the principal balance of this Note.

                              ARTICLE III - DEFAULT

     3.1 Events of Default. It is hereby expressly agreed that should any default occur in the payment of principal or interest as stipulated above and such payment is not made within five (5) days of the date such payment is due (provided that no grace period is provided for the payment of principal and interest due on the Maturity Date), or should any other default occur under any of the Loan Documents which is not cured within any applicable grace or cure period, then a default shall exist hereunder, and in such event the indebtedness evidenced hereby, including all sums advanced or accrued hereunder or under any other Loan Document, and all unpaid interest accrued thereon, shall, at the option of Payee and without notice to Maker, at once become due and payable and may be collected forthwith, whether or not there has been a prior demand for payment and regardless of the stipulated date of maturity.

     3.2 Late Charges. In the event that any payment is not received by Payee on the date when due (subject to the applicable grace period), then in addition to any default interest payments due hereunder, Maker shall also pay to Payee a late charge in an amount equal to five percent (5%,) of the amount of such overdue payment.

     3.3 Default Interest Rate. So long as any default exists hereunder, regardless of whether or not there has been an acceleration of the indebtedness evidenced hereby, and at all times after maturity of the indebtedness evidenced hereby (whether by acceleration or otherwise), interest shall accrue on the outstanding principal balance of this Note at a rate per annum equal to three percent (3%) in excess of the Note Rate, or if such increased rate of interest may not be collected under applicable law, then at the maximum rate of interest, if any, which may be collected from Maker under applicable law (the "Default interest Rate"), and such default interest shall be immediately due and payable.

     3.4 Maker's Agreements. Maker acknowledges that it would be extremely difficult or impracticable to determine Payee's actual damages resulting from any late payment or default, and such late charges and default interest are reasonable estimates of those damages and do not constitute a penalty. The remedies of Payee in this Note or in the Loan Documents, or at law or in equity, shall be cumulative and concurrent, and may be pursued singly, successively or together, in Payee's discretion.

     3.5 Maker to Pay Costs. In the event this Note, or any part hereof, is collected by or through an attorney-at-law, Maker agrees to pay all costs of collection, including, but not limited to, reasonable attorneys' fees.

     3.6 Exculpation. Notwithstanding Documents to the contrary, but subject hereinbelow set forth, Payee agrees that: anything to the in the Loan qualifications

     (a) Maker shall be liable upon the indebtedness evidenced hereby and for the other obligations arising under the Loan Documents to the full extent (but only to the extent) of the security therefor, the same being all properties (whether real or personal), rights, estates and interests now or at any time hereafter securing the payment of this Note and/or the other obligations of Maker under the Loan Documents (collectively, the "Trust Proiperty");

     (b) if a default occurs in the timely and proper payment of all or any part of such indebtedness evidenced hereby or in the timely and proper performance of the other obligations of Maker under the Loan Documents, any judicial proceedings brought by Payee against Maker shall be limited to the preservation, enforcement and foreclosure, or any thereof, of the liens, security titles, estates, assignments, rights and security interests now or at any time hereafter securing the payment of this Note and/or the other obligations of Maker under the Loan Documents, and no attachment, execution or other writ of process shall be sought, issued or levied upon any assets, properties or funds of Maker other

Trust Property, except with respect below in this section; and to the liability described

     (c) in the event of a foreclosure of such liens, security titles, estates, assignments, rights or security interests securing the payment of this Note and/or the other obligations of Maker under the Loan Documents, no judgment for any deficiency upon the indebtedness evidenced hereby shall be sought or obtained by Payee against Maker, except with respect to the liability described below in this section, provided, however, that, notwithstanding the foregoing provisions of this section, Maker shall be fully and personally liable and subject to legal action (i) for proceeds paid under any insurance policies (or paid as a result of any other claim or cause of action against any person or entity) by reason of damage, loss or destruction to all or any portion of the Trust Property, to the full extent of such proceeds not previously delivered to Payee, but which, under the terms of the Loan Documents, should have been delivered to Payee, (ii) for proceeds or awards resulting from the condemnation or other taking in lieu of condemnation of all or any portion of the Trust Property, or any of them, to the full extent of such proceeds or awards not previously delivered to Payee, but which, under the terms of the Loan Documents, should have been delivered to Payee, (iii) for all tenant security deposits or other refundable deposits paid to or held by Maker or any other person or entity in connection with leases of all or any portion of the Trust Property which are not applied in accordance with the terms of the applicable lease or other agreement, (iv) for rent and other payments received from tenants under leases of all or any portion of the Trust Property paid more than one month in advance,
(v) for rents, issues, profits and revenues of all or any portion of the Trust Property received or applicable to a period after any notice of default from Payee hereunder or under the Loan Documents in the event of any default by Maker hereunder or thereunder which are not either applied to the ordinary and necessary expenses of owning and operating the Trust Property or paid to Payee,
(vi) for waste committed on the Trust Property, damage to the Trust Property as a result of the intentional misconduct or gross negligence of Maker or any of its principals, officers or general partners, or any agent or employee of any such persons, or any removal of the Trust Property in violation of the terms of the Loan Documents, to the full extent Of the losses or damages incurred by Payee on account of such failure, (vii) for failure to pay any valid taxes,' assessments, mechanic's liens, materialmen's liens or other liens which could create liens on any portion of the Trust Property which would be superior to the lien or security title of the Security Instrument or the other Loan Documents, to the full extent of the amount claimed by any such lien claimant, (viii) for all obligations and indemnities of Maker under the Loan Documents relating to hazardous or toxic substances or compliance with environmental laws and regulations to the full extent of any losses or damages (including those resulting from diminution in value of any Trust Property) incurred by Payee as a result of the existence of such hazardous or toxic substances or failure to comply with environmental laws or regulations, and (ix) for fraud or material misrepresentation by maker or any of its principals, officers, or general partners, any guarantor, any indemnitor or any agent, employee or other person authorized or apparently authorized to make statements or representations on behalf of Maker, any principal, officer or partner of Maker, any guarantor or any indemnitor, to the full extent of any losses, damages and expenses of Payee on account thereof. References herein to particular sections of the Loan Documents shall be deemed references to such sections as affected by other provisions of the Loan Documents relating thereto. Nothing contained in this section shall (1) be deemed to be a release or impairment of the indebtedness evidenced by this Note or the other obligations of Maker under the Loan Documents or the lien of the Loan Documents upon the Trust Property, or (2) preclude Payee from foreclosing the Loan Documents in case of any default or from enforcing any of the other rights of Payee except as stated in this section, or (3) limit or impair in any way whatsoever the Indemnity and Guaranty Agreement (the "Indemnity Agreement") of even date executed and delivered in connection with the indebtedness evidenced by this Note or release, relieve, reduce, waive or impair in any way whatsoever, any obligation of any party to the Indemnity Agreement.

                         ARTICLE IV - GENERAL CONDITIONS

     4.1 No Waiver; Amendment. No failure to accelerate the debt evidenced hereby by reason of default hereunder, acceptance of a partial or past due payment, or indulgences granted from time to time shall be construed (i) as a novation of this Note or as a reinstatement of the indebtedness evidenced hereby or as a waiver of such right of acceleration or of the right of Payee thereafter to insist upon strict compliance with the terms of this Note, or (ii) to prevent the exercise of such right of acceleration or any other right granted hereunder or by any applicable laws; and Maker hereby expressly waives the benefit of any statute or rule of law or equity now provided, or which may hereafter be provided, which would produce a result contrary to or in conflict with the foregoing. No extension of the time for the payment of this Note or any installment due hereunder, made by agreement with any person now or hereafter liable for the payment of this Note shall operate to release, discharge, modify, change or affect the original liability of Maker under this Note, either in whole or in part unless Payee agrees otherwise in writing. This Note may not be changed orally, but only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification or discharge is sought.

     4.2 Waivers. Presentment for payment, demand, protest and notice of demand, protest and nonpayment and all other notices are hereby waived by Maker. Maker hereby further waives and renounces, to the fullest extent permitted by law, all rights to the benefits of any moratorium, to the fullest extent permitted by law, all rights to the benefits of any moratorium, reinstatement, marshalling, forbearance, valuation, stay, extension, redemption, appraisement, exemption and homestead now or hereafter provided by the Constitution and laws of the United States of America and of each state thereof, both as to itself and in and to all of its property, real and personal, against the enforcement and collection of the obligations evidenced by this Note or the other Loan Documents.

     4.3 Limit of Validity. The provisions of this Note and of all agreements between Maker and Payee, whether now existing or hereafter arising and whether written or oral, including, but not limited to, the Loan Documents, are hereby expressly limited so that in no contingency or event whatsoever, whether by reason of demand or acceleration of the maturity of this Note or otherwise, shall the amount contracted for, charged, taken, reserved, paid or agreed to be paid ("Interest") to Payee for the use, forbearance or detention of the money loaned under this Note exceed the maximum amount permissible under applicable law. If, from any circumstance whatsoever, performance or fulfillment of any provision hereof or of any agreement between Maker and Payee shall, at the time performance or fulfillment of such provision shall be due, exceed the limit for interest prescribed by law or otherwise transcend the limit of validity prescribed by applicable law, then idso facto the obligation to be performed or fulfilled shall be reduced to such limit, and if, from any circumstance whatsoever, Payee shall ever receive anything of value deemed Interest by applicable law in excess of the maximum lawful amount, an amount equal to any excessive Interest shall be applied to the reduction of the principal balance owing under this Note in the inverse order of its maturity (whether or not then due) or at the option of Payee be paid over to Maker, and not to the payment of Interest. All Interest (including any amounts or payments judicially or otherwise under the law deemed to be Interest) contracted for, charged, taken, reserved, paid or agreed to be paid to Payee shall, to the extent permitted by applicable law, be amortized, prorated, allocated and spread throughout the full term of this Note, including any extensions and renewals hereof until payment in full of the principal balance of this Note so that the Interest thereon for such full term will not exceed at any time the maximum amount permitted by applicable law. To the extent United States federal law permits a greater amount of interest than is permitted under the law of the State in which the Trust
Property  is  located,  Payee  will rely on United  Stated  federal  law for the purpose of determining the maximum amount permitted by applicable law. Additionally, to the extent permitted by applicable law now or hereafter in effect, Payee may, at its option and from time to time, implement any other method of computing the maximum lawful rate under the law of the State in which the Trust Property is located or under other applicable law by giving notice, if required, to Maker as provided by applicable law now or hereafter in effect. This Section 4.3 will c6ntrol all agreements between Maker and Payee.

     4.4 Use of Funds. Maker hereby warrants, represents covenant that no funds disbursed hereunder shall be used personal, family or household purposes.

     4.5 Unconditional Payment. Maker is and shall be obligated to pay principal, interest and any and all other amounts which become payable hereunder or under the other Loan Documents absolutely and unconditionally and without any abatement, postponement, diminution or deduction and without any reduction for counterclaim or setoff. In the event that at any time any payment received by Payee hereunder shall be deemed by a court of competent jurisdiction to have been a voidable preference or fraudulent conveyance under any bankruptcy, insolvency or other debtor relief law, then the obligation to make such payment shall survive any cancellation or satisfaction of this Note or return thereof to Maker and shall not be discharged or satisfied with any prior payment thereof or cancellation of this Note, but shall remain a valid and binding obligation enforceable in accordance with the terms and provisions hereof, and such payment shall be immediately due and payable upon demand.

     4.6 Governinci La . THIS NOTE SHALL BE INTERPRETED, CONSTRUED AND ENFORCED ACCORDING TO THE LAWS OF THE STATE IN WHICH THE TRUST PROPERTY IS LOCATED.


                      ARTICLE V - MISCELLANEOUS PROVISIONS

     The terms and provisions hereof shall be binding upon and inure to the benefit of Maker and Payee and their respective heirs, executors, legal representatives, successors, successors-in-title and assigns, whether by voluntary action of the parties or by operation of law. As used herein, the terms "Maker" and "Payee" shall be deemed to include their respective heirs, executors, legal representatives, successors, successors-in-title and assigns, whether by voluntary action of the parties or by operation of law. If Maker consists of more than one person or entity, each shall be jointly and severally liable to perform the obligations of Maker under this Note. All personal pronouns used herein, whether used in the masculine, feminine or neuter gender, shall include all other genders; the singular shall include the plural and vice versa. Titles of articles and sections are for convenience only and in no way define, limit, amplify or describe the scope or intent of any provisions hereof. Time is of the essence with respect to all provisions of this Note. This Note and the other Loan Documents contain the entire agreements between the parties hereto relating to the subject matter hereof and thereof and all prior agreements relative hereto and thereto which are not contained herein or therein are terminated.

     IN WITNESS WHEREOF, Maker has executed this Note as of the date first written above.

                                   MAKER:

                                   Today Melbourne Plaza, L.P.,a
                                   Texas limited  partnership
                                   By: Today Melbourne Plaza GP,
                                       Inc., a Texas corporation, its
                                       general partner

                                   By:__________________________________
                                       Name: Eric Brauss
                                       Title: President