Form 10-Q
period 1999-03-31
UNITED INVESTORS REALTY TRUST
filed 1999-05-06
CIK 868196

TYPE 10-Q
 SEQUENCE:  1
 DESCRIPTION:  FIRST QUARTER REPORT FOR 1999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended March 31, 1999

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

Number of shares outstanding of the issuer's Common Share, no par value, as of May 6, 1999: 9,511,392 shares.

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

                                    ASSETS


                                                                       March 31,
                                                                         1999         December 31,
                                                                      (Unaudited)          1998
                                                                     -------------    -------------
Investment real estate:
    Land .........................................................   $ 44,888,069     $  44,290,975
    Buildings and improvements ...................................    116,117,943       114,716,718
    Property under development ...................................      2,480,896         1,321,823
                                                                     -------------    -------------
                                                                      163,486,908       160,329,516

Less accumulated depreciation ....................................     (8,354,805)       (7,434,343)
                                                                     -------------    -------------
Investment real estate, net ......................................    155,132,103       152,895,173
Cash and cash equivalents ........................................      2,764,743         5,486,095
Accounts receivable, net of allowance ............................      2,529,450         2,733,070
Prepaid expenses and other assets ................................      4,471,691         3,509,771
                                                                     -------------    -------------
    Total Assets .................................................   $164,897,987     $ 164,624,109
                                                                     =============    =============

         LIABILITIES, MINORITY INTEREST, AND COMMON SHAREHOLDERS' EQUITY

Liabilities:
Mortgage notes payable ...........................................   $ 54,993,996     $  55,248,437
Capital lease obligations ........................................      9,889,074         9,914,054
Construction note payable ........................................      2,295,107         1,221,393
Short-term notes and lines of credit .............................      7,500,000         7,500,000
Accounts payable,accrued expenses
 and other liabilities ...........................................      5,275,690         4,999,920
Accrued distributions.............................................      2,045,648         2,045,702
                                                                     -------------    -------------
Total liabilities ................................................     81,999,515        80,929,506
                                                                     -------------    -------------
Minority interest in consolidated partnerships. ..................      2,755,698         2,825,284
                                                                     -------------    -------------
Commitments and contingencies

Common shareholders' equity:
    Common shares of beneficial interest, no par value,
    500,000,000 shares authorized; 9,514,889 shares issued;
    and 9,511,392 and 9,434,889 shares outstanding in
    1999 and 1998, respectively ..................................     87,321,454        86,571,108
Shareholder notes receivable......................................       (815,031)               --
Accumulated deficit ..............................................     (6,363,649)       (5,701,789)
                                                                     -------------    -------------
Total common shareholders' equity ................................     80,142,774        80,869,319
                                                                     -------------    -------------
Total liabilities, minority interest, and
    common shareholders' equity ..................................   $164,897,987     $ 164,624,109
                                                                     =============    =============

                          United Investors Realty Trust
                      Consolidated Statements of Operations
                                   (unaudited)

                                                          Three Months Ended
                                                      --------------------------
                                                        31-Mar-99    31-Mar-98
Revenues:
  Rental                                              $4,896,277    $ 2,043,889
  Recoveries from tenants                              1,415,521        564,927
  Interest and other income                               41,240         61,116
                                                      -----------   -----------
     Total revenues                                    6,353,038      2,669,932

Property operating                                       731,821        258,108
Property taxes                                           871,152        384,666
Property management fees                                  95,533         49,033
General and administrative                               367,583        168,213
Advisory fees                                            304,934        127,240
Depreciation and amortization                          1,039,232        454,515
Interest (including write-off of $2,240,652
 in unamortized bridge financing costs in
 March, 1998)                                          1,516,741      3,252,241
                                                      -----------   -----------
      Total expenses                                   4,926,996      4,694,016
                                                      -----------   -----------
       Income (loss) before minority interest,
        extraordinary item,and preferred share
        distribution requirement                       1,426,042     (2,024,084)

Minority interest in income of consolidated
 partnerships                                            (42,254)       (26,613)
                                                      -----------   -----------
       Income (loss) before extraordinary item and
        preferred share distribution requirement       1,383,788     (2,050,697)

Extraordinary item-prepayment penalties incurred on
 early extinguishment of debt                                 --       (232,532)
                                                      -----------   -----------
       Net income (loss)                               1,383,788     (2,283,229)

Preferred share distribution requirement                      --        (20,670)
                                                      -----------   -----------
Net income (loss) available
 for common shareholders                              $1,383,788    $(2,303,899)
                                                      ===========   ===========

Basic and diluted per share amounts:
 Income(loss) before extraordinary item
 and preferred share distribution requirement         $     0.15    $     (0.91)

Extraordinary item - prepayment penalties
 incurred on early extinguishment of debt                     --          (0.10)

Preferred share distribution requirement                      --          (0.01)
                                                      -----------   -----------
Net income (loss) available for common
 shareholders                                         $     0.15    $     (1.02)
                                                      ===========   ===========

Basic and diluted weighted average shares
 outstanding                                           9,514,850      2,266,000

                        United Investors Realty Trust
                     Consolidated Statements of Cash Flows
                                 (unaudited)


                                                                       Three Months Ended
                                                                   -----------------------
                                                                 31-Mar-99         31-Mar-98
                                                                 ----------        ----------
Cash flows from operating activities:
  Net income (loss)                                            $ 1,383,788       $ (2,283,229)

  Adjustments to reconcile  net income to net cash
    provided by operating
    activities:
    Depreciation                                                   991,103            440,987
    Amortization                                                    62,448             13,528
    Extraordinary item                                                  --            232,532
    Amortization of bridge financing costs                              --          2,240,652
    Minority interest in income of consolidated partnerships        42,254             26,613
    Changes in operating assets and liabilities                   (561,253)           (88,390)
                                                               ------------       -----------

       Net cash provided by operating activities                 1,918,340            582,693
                                                               ------------       -----------
Cash flows from investing activities:
    Purchase of and capital improvements to investment
     real estate                                                (3,236,758)       (41,844,329)
    Application of escrow deposits                                  25,000          2,006,000
                                                               ------------       -----------

       Net cash used in investing activities                    (3,211,758)       (39,838,329)
                                                               ------------       -----------
Cash flows from financing activities:
    Proceeds from bridge financing                                      --         53,689,913
    Payments on bridge financing                                        --        (53,686,913)
    Proceeds from short-term notes payable                              --             50,000
    Principal payments on mortgage notes payable                  (254,441)       (16,180,434)
    Payments on capital lease obligations                          (24,980)                --
    Proceeds from construction note payable                      1,073,714
    Principal payments on short-term notes payable                      --         (3,275,000)
    Preferred share retirement                                          --         (1,068,226)
    Convertible note retirement                                         --           (212,400)
    Proceeds from public offering                                       --         76,000,000
    Offering costs                                                 (29,060)        (6,676,105)
    Payment of prepayment penalty                                       --           (232,532)
    Payment of bridge financing costs                                   --         (2,240,652)
    Preferred share distributions                                       --            (20,670)
    Payment of distributions                                    (2,045,702)                --
    Distribution to holders of minority interests                 (111,840)          (413,493)
    Purchase of treasury shares                                    (35,625)                --
                                                               ------------       -----------
       Net cash provided by (used in) financing
        activities                                              (1,427,934)        45,733,488
                                                               ------------       -----------
Increase (decrease) in cash and cash equivalents                (2,721,352)         6,477,852

Cash and cash equivalents at beginning of period                 5,486,095            346,149
                                                               ------------       -----------
Cash and cash equivalents at end of period                     $ 2,764,743       $  6,824,001
                                                               ============       ===========
     Supplemental disclosures:
       Cash paid for for interest (including $2,240,652
       in cash paid in 1998 for bridge financing costs)        $ 1,502,422       $  3,250,241
       Assumption of mortgage debt in connection with
       acquisition of properties                                        --         20,570,709
       Assumption of property tax and security deposit
       liabilities in connection with acquisition of
       properties                                                    4,913            380,608
       Purchase of treasury shares by optionees with
       purchase money notes                                        815,031                 --


                     United Investors Realty Trust
                   Notes to Consolidated Financial Statements

1.        Organization and Basis of Presentation

Organization

United Investors Realty Trust (the "Company") was organized on December 1,1988 as a Massachusetts business trust and subsequently converted to a Texas real estate investment trust ("REIT"). The Company operates neighborhood and community shopping centers in the sun belt states of Texas, Arizona, Florida and Tennessee. On March 13, 1998, the Company completed an initial public offering (the "IPO") of 7,600,000 common shares of beneficial interest (the "Common Shares").

Basis of Presentation

These unaudited consolidated financial statements include the accounts of the Company, its subsidiaries and partnerships in which it owns controlling interests. The accompanying consolidated financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated March 16, 1999. In the opinion of management, the financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of financial results for the interim periods.

2.        Investment in Properties

At March 31, 1999, the Company owned controlling interests in 26 shopping center properties, including one under development, containing approximately 3,100,000 total square feet of gross leaseable area ("GLA"), of which the Company owned 2,243,000 square feet of GLA.

In January 1999, the Company entered into a master lease agreement with the developer/seller of the Albertson's Bissonnet Shopping Center. The center is comprised of 15,000 square feet of GLA and 63,000 square feet of space owned and occupied by Albertson's. Pursuant to this agreement the Company assumed all of the economic risks and rewards of operating the 15,000 square foot shopping center until no later than August 31, 1999, at which time the Company, for no additional consideration, will obtain fee title to the shopping center. The cost of the center is included in investment real estate.

As of March 31, 1999, 21% of the Company's owned GLA was in the Houston, Texas area, 15% was in the Dallas, Texas area, 21% was throughout the balance of Texas, 21% was in Florida, 15% was in Arizona, and 7% was in Tennessee.

Pending Acquisitions

As of March 31, 1999, the Company was under contract to purchase one additional shopping center, the Spring Shadows Shopping Center located in Houston, Texas. Subject to satisfaction of certain provisions of the purchase contract, the Company will acquire, for approximately $5,200,000 in cash, 39,000 square feet of GLA. The center's anchor tenant, Albertson's, owns its own, 63,000 square feet space.

3.    Notes and Mortgages Payable

The Company's mortgage notes payable consist of fixed-rate debt of $54,993,996 at March 31, 1999. The interest rates range from 7.50% to 10.75% with a weighted average interest rate of 8.71%. The notes mature at various times through 2018 with a weighted average term to maturity of 7.81 years.

Property under capital leases, consisting of two shopping centers, aggregated $13.7 million at March 31, 1999 and is included in investment real estate. Depreciation of the property under capital leases is combined with depreciation of owned properties in the accompanying financial statements. Future minimum lease payments under these capital leases total $16.0 million, with annual payments due of approximately $.8 million in each of 1999 through 2003, and $12.1 million thereafter. The amount of these total payments representing interest is $6.1 million.

In August 1998, the Company executed an agreement with a bank for a $30,000,000 revolving line-of-credit at 150 basis points over LIBOR. The term is for two years, with a one year extension. The line is secured by first liens on the Market at First Colony, Mason Park, Autobahn, and Bandera shopping centers. At March 31, 1999 the Company had utilized $10,425,000 under the line, including $2,925,000 represented by irrevocable letters of credit expiring from September 30, 1999 through August 16, 2000.

4.    Per Share Data

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. The number of diluted shares related to outstanding share options is computed by application of the Treasury share method. In January 1999 the Company issued all treasury shares in connection with the exercise of options as discussed in Note
6. An additional 5,000 treasury shares were purchased by the Company in March 1999. The following table sets forth the computation of basic and diluted earnings per share:

                                             Three Months
                                            Ended March 31,
                                    ----------------------------
Weighted Average Shares                 1999           1998
-----------------------                 ----           ----

Basic EPS                            9,514,850      2,266,000
Effect of dilutive securities:
 Employee share options                     --             --
                                     ----------     ---------
Diluted EPS                          9,514,850      2,266,000
                                     =========      =========
Distributions per share declared    $    0.215     $     0.00
                                     =========      =========

5.    Advisory Agreement

The Company is managed and advised by an entity (the "Investment Manager") affiliated with the Company's chairman. The Investment Manager is paid a fee based on an amount equivalent to 6.8% of earnings before interest, taxes, depreciation, amortization, and advisory fees. In addition, the Company reimburses the Investment Manager for the salaries, benefits, and occupancy costs of employees who perform property management, leasing, property level accounting, and other operational duties for the Company.

During the three months ended March 31, 1999 and 1998, the Company paid the Investment Manager fees of approximately $288,000 and $127,000, respectively, and reimbursed the Investment Manager $162,000 and $27,000 respectively for salaries, benefits, and occupancy costs.

6.    Incentive Share Option Plan

During 1998, the Company granted options to purchase 337,000 common shares to certain officers, employees, Trust Managers, and the Investment Manager. The recipients became eligible to exercise 25% of their options each January 1, beginning in 1999. The exercise price is $10.00 per share, 100% of which may be borrowed from the Company. The total amount borrowed in 1999 by the recipients is included in shareholder notes receivable at March 31, 1999. Loans are repayable over four years and require annual payments of 25% of the initial principal and interest calculated at the Applicable Federal Rate published by the IRS. The Applicable Federal Rate as of January 1, 1999 was 4.64%.

With respect to options that became exercisable on January 1, 1999, the Board of Trust Managers elected to forgive 80% of the borrowed amount. The loan will be forgiven in equal installments over a four-year period, at the rate of 20% per year, conditioned upon continued employment by the Company or the Investment Manager. Included in general and administrative expenses in the first quarter of 1999 is $24,251, which represents the accrual of such loan forgiveness with respect to loans made to the Company's officers and employees. Included in advisory fees in the first quarter of 1999 is $16,500, which represents the accrual of such loan forgiveness with respect to loans made to the Investment Manager

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company owned 26 neighborhood and community shopping centers at March 31, 1999, including one under development. Of the Company's properties, 18 are located in Texas (including eight in Houston). The remaining properties are located in Arizona (three), Florida (three), and Tennessee (two). Leases for the Company's properties range from less than a year for smaller spaces to over 25 years for larger tenants. Leases generally provide for minimum lease payments plus payments for the tenants' portion of taxes, insurance, and common area maintenance expenses; some leases also provide for contingent payments based on a tenant's sales volume. Most of the Company's properties are anchored by grocery stores, drug stores, or other national or regional credit-worthy tenants.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1999

Net income for the first quarter of 1999 was $1,384,000 ($0.15 per basic and diluted share) versus a 1998 first quarter net loss of $2,283,000 ($1.01 per basic and diluted share). Net loss for 1998 included charges of approximately $2,500,000 for non-recurring write-offs and extraordinary items. In addition, because the Company completed its IPO late in the first quarter of 1998, the weighted average number of shares was 2,266,000 versus 1999's weighted average shares of 9,515,000, making per-share amounts not comparable to 1998's first quarter.

Of the Company's 26 properties owned as of March 31, 1999, eight, comprising approximately 30% of the Company's GLA, were owned during the entire first quarter of both 1998 and 1999. Rental revenue related to these properties was essentially the same in both periods. However, two tenants filed for Chapter 11 bankruptcy protection in 1999's first quarter, resulting in an increase in bad debt expense of approximately $150,000. Had the bad debt not otherwise affected operating results of these properties, earnings before interest, taxes, depreciation, and amortization ("EBITDA") in the first quarter of 1999 would have been approximately two percent higher than EBITDA for 1998's first quarter.

With respect to these eight properties, management believes that, under present business and economic conditions, annual increases in EBITDA of two to three percent are reasonable expectations. However, events could affect the Company's ability to achieve such increases, and management is presently considering several redevelopment and re-tenanting strategies that, if implemented, may have the short-term effect of reducing rental revenues from these properties.

Substantially all of the increase in total EBITDA in the first quarter of 1999 versus 1998 is a result of operations of the 17 operating properties acquired since February 1998. Based on the Company's limited operating history with these properties, and on management's evaluation of present business and economic conditions, management anticipates annual NOI increases of approximately 2% for these 17 properties.

General and administrative expenses increased from $168,000 in 1998 to $368,000 in 1999. Of the 1999 total, $150,000 was comprised of salaries and benefits compared to $27,000 for 1998's first quarter salaries and benefits. The Company reimburses the Investment Manager for the salaries and benefits of those employees of the Investment Manager who are responsible for property management, leasing, and property-level accounting.

Prior to the  IPO,  all  property  level  accounting,  management,  and  leasing functions were performed by independent contractors under the supervision of Company officers. By the end of 1998, the Company had assumed direct responsibility for all property-level accounting and financial operations, and had assumed direct responsibility for the leasing and management of its Texas properties other than those located in the Dallas area. All leasing and management functions for the Texas properties (about 70% of the Company's portfolio) will be in-house by the end of 1999's second quarter. As a result of assuming these responsibilities, additional accounting and property management employees were hired by the Investment Manager and their costs were charged to the Company. Management believes the growth in such expenses for the foreseeable future will be less than that experienced during 1998 and through March 31, 1999, and should decrease as a percentage of revenue from newly acquired properties.

In March 1999, the Investment Manager began allocating to and charging the Company occupancy costs related to the additional property operating employees discussed above. The amount included in the first quarter of 1999 was approximately $12,000 versus $0 in 1998. Beginning in 1999's second quarter, such expenses will approximate $40,000 per quarter, and will be adjusted based primarily upon the number of such employees relative to the total number of employees of the Investment Manager.

Payments to the Investment Manager in 1999's first quarter were $288,000 versus $127,000 paid in 1998's first quarter. Advisory fees are calculated based on 6.8% of the Company's earnings before interest, taxes, depreciation, amortization and advisory fees. In 1999, advisory fees also include approximately $16,500 related to the forgiveness of debt pursuant to the Company's 1997 Share Incentive Plan (see note 6 to the accompanying financial statements).

Interest expense decreased from $3,252,000 in 1998's first quarter to $1,517,000 in 1999. This decrease was the result of the non-recurring write-off in 1998 of $2,241,000 in bridge financing costs and the increase in the average debt outstanding between periods, from $27,000,000 for 1998 to $64,000,000 for 1999. The increase in debt outstanding is primarily a result of expenditures for acquisitions since December 31, 1997. See note 3 to the accompanying financial statements and Liquidity and Capital Resources below for a description of the Company's debt.

Liquidity and Capital Resources

The Company generates sufficient cash from operations to satisfy its operating costs and expenses, debt service payments, and dividend distribution requirements. In addition, the Company has a $30,000,000 revolving line of credit with a bank (approximately $20,000,000 available at March 31, 1999) which is available for short and medium term cash needs, including for property acquisitions. The Company also owns several properties that are currently unencumbered and which are available to serve as first mortgage collateral for additional short or long term borrowings.

In addition to scheduled monthly debt service payments which will be satisfied out of operating cash flow, approximately $3,500,000 of balloon payments on mortgage notes payable comes due in 1999 (all in the second quarter ending June
30). The Company intends to satisfy these maturities with proceeds from a new mortgage note payable secured by the same property. Although there can be no certainty as yet of the interest rate on the new mortgage note, the Company's bankers have indicated they expect that it will not exceed approximately 7.5% (the maturing notes' interest rates are 10.75%).

At March 31, 1999, the Company's weighted average interest rate on its permanent mortgage debt was 8.71%. If the Company completes the refinancing of the above-mentioned maturing debt at an interest rate of 7.5%, the Company's weighted average interest rate on permanent loans will approximate 8.50%. If the Company completes the financing transaction described in the next paragraph, its weighted average interest rate on permanent loans will approximate 8.39%.

The Company is also considering additional mortgage note borrowings of as much as $10,000,000 in conjunction with the afore-mentioned refinancing. Terms of the possible borrowings include a fixed rate of interest, presently anticipated not to exceed 7.5%. The loans will be repayable based on a 25 year amortization schedule with a balloon payment in 10 years and will be secured by mortgages on two properties in Texas, one in Arizona, and one in Tennessee. There is no assurance that the Company will ultimately complete the borrowing.

Cash flows provided by operations for the three months ended March 31, 1999 were $1,918,000 versus $583,000 for the year earlier period. Substantially all of the year to year difference is the result of operating income from properties acquired since December 31, 1997 and the effect of changes in the amounts of and interest rates on mortgage debt in connection with the acquisitions.

In connection with its intention to continue to qualify as a REIT for Federal income tax purposes, the Company expects to continue paying regular distributions to its shareholders. These distributions will be paid from operating cash flows that are expected to increase due to property acquisitions and growth in rental revenues in the existing portfolio and from other sources. Since cash used to pay distributions reduces amounts available for capital investment, the Company generally intends to maintain a conservative distribution payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, and the acquisition of interests in new properties as suitable opportunities arise.

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

With respect to embedded technology, the assessment process included surveying each of the properties to determine which systems may be subject to disruptions. These systems may include climate control, lighting, security, and telecommunications. Management believes that substantially all such systems, if not Year 2000-compliant, can be controlled by manual operation and monitoring for the remainder of their economic lives. Accordingly, management believes UIRT will not be forced to replace or upgrade non-compliant components (if any) of such systems and has no present plans for replacement or upgrade. Should such systems require manual operation and monitoring, UIRT may experience an immaterial increase in labor costs for its property management operations until such time as the non-compliant components are replaced in the ordinary course of business. If incurred, management believes that most of such costs will be recaptured from tenants through CAM billings.

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

Funds From Operations

Following is a reconciliation of net income to funds from operations and funds available for distribution.


                          United Investors Realty Trust
                      Calculation of Funds From Operations
                      and Funds Available for Distribution

                                                   Three Months Ended
                                                 31-Mar-99     31-Mar-98
                                                ---------------------------
Funds from operations:
Net income (loss)                              $1,383,788      $(2,303,899)
  Plus real estate related
   depreciation and amortization                1,008,698          410,715
  Plus loss on early extinguishment of debt            --          232,532
  Plus write-off of unamortized bridge
   financing costs                                     --        2,240,652
  Plus minority interest                           40,991               --
                                                ---------       ----------

Funds from operations                          $2,433,477      $   580,000
                                                =========       ==========

Funds from operations per share and downReit
 unit                                          $     0.25      $      0.26
                                                =========       ==========

Funds available for distribution:
Funds from operations                          $2,433,477      $   580,000
Plus amortization of financing costs               43,731           18,752
Less tenant improvements and leasing
 commissions                                      (96,665)         (25,497)
Less non-recoverable recurring capital
 improvements                                     (41,720)          (7,772)
Less straight line rents, net of
 $80,000 bad debt write-off in
 March 1999                                       (15,615)         (32,131)
Plus forgiveness of option loans                   40,751               --
Other                                              28,676           20,200
                                                ---------       ----------

Funds available for distribution               $2,392,635      $   553,552
                                                =========       ==========
Funds available for distribution per share
 and downReit unit                             $     0.24      $      0.24
                                                =========       ==========

Basic and diluted weighted average number of
 shares and downReit partnership units          9,796,444        2,266,000


Note 1-Definitions

The Company considers funds from operations to be an alternate measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization of real estate assets as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The National Association of Real Estate Investment Trusts defines funds from operations as net income plus depreciation and amortization of real estate assets, less gains and losses on sales of properties. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from operations increased to $2,433,000 for the first quarter of 1999, as compared to $580,000 for the same period of 1998. This increase relates almost totally to the impact of the Company's acquisitions since December 31, 1997.

Funds available for distribution is FFO adjusted for the cash effects of certain transactions. In accordance with generally accepted accounting principles, the Company capitalizes and depreciates or amortizes over various useful lives expenditures for tenant improvements, leasing commissions, and recurring improvements to fixed assets. To the extent these amounts do not improve the value of the real estate or are not recoverable as additional rent, the Company believes that FFO as a measure of performance is more meaningful if it is adjusted for these amounts. In addition, adjustments are made for non-cash charges related to the forgiveness by the Company of loans made to facilitate the exercise of options, and for cash receipts from the seller of one of the Company's shopping centers.

PART II - Other Information

Item 1 - Legal Proceedings - None

Item 2 - Changes in Securities - None

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Not Applicable.

Item 4.  Submisson of Matters to a Vote of Security Holders-None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

The Company's Current Report on Form 8-K dated January 15, 1999 for the purpose of reporting the acquisition of the Dallas Portfolio.

The Company's Current Report on Form 8-K/A dated March 16, 1999 for the purpose of providing financial statements and pro forma financial information with respect to the acquisition of the Dallas Portfolio.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          UNITED INVESTORS REALTY TRUST

      Dated: May 6, 1999               /s/ R. Steven Hamner
                                       ----------------------------
                                       R. Steven Hamner,
                                       Vice President,Chief Financial Officer