Form 10-Q
period 1999-06-30
UNITED INVESTORS REALTY TRUST
filed 1999-08-11
CIK 868196

TYPE 10-Q
 SEQUENCE:  1
 DESCRIPTION:  SECOND QUARTER REPORT FOR 1999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended June 30, 1999

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

Number of shares outstanding of the issuer's Common Share, no par value, as of August 5, 1999: 9,511,392 shares.

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

                                    ASSETS


                                                                       June 30,
                                                                         1999         December 31,
                                                                      (Unaudited)          1998
                                                                     ------------    -------------
Investment real estate:
    Land .........................................................   $ 46,968,348     $  44,290,975
    Buildings and improvements ...................................    122,577,144       114,716,718
    Property under development ...................................             --         1,321,823
                                                                     ------------     -------------
                                                                      169,545,492       160,329,516

Less accumulated depreciation ....................................     (9,344,013)       (7,434,343)
                                                                     ------------     -------------
Investment real estate, net ......................................    160,201,479       152,895,173
Cash and cash equivalents ........................................      2,105,401         5,486,095
Accounts receivable, net of allowance ............................      3,506,545         2,733,070
Prepaid expenses and other assets ................................      5,133,689         3,509,771
                                                                     ------------     -------------
    Total Assets .................................................   $170,947,114     $ 164,624,109
                                                                     ============     =============

         LIABILITIES, MINORITY INTEREST, AND COMMON SHAREHOLDERS' EQUITY

Liabilities:
Mortgage notes payable ...........................................   $ 51,229,413     $  55,248,437
Capital lease obligations ........................................      9,865,648         9,914,054
Construction note payable ........................................      4,347,829         1,221,393
Short-term notes and lines of credit .............................     15,238,000         7,500,000
Accounts payable,accrued expenses
 and other liabilities ...........................................      6,240,098         4,999,920
Accrued distributions.............................................      2,045,701         2,045,702
                                                                     ------------     -------------
Total liabilities ................................................     88,966,689        80,929,506
                                                                     ------------     -------------
Minority interest in consolidated partnerships. ..................      2,739,763         2,825,284
                                                                     ------------     -------------
Commitments and contingencies

Common shareholders' equity:
    Common shares of beneficial interest, no par value,
    500,000,000 shares authorized; 9,514,889 shares issued;
    and 9,511,392 and 9,434,889 shares outstanding in
    1999 and 1998, respectively ..................................     87,215,136        86,571,108
Shareholder notes receivable......................................       (815,031)               --
Accumulated deficit ..............................................     (7,159,443)       (5,701,789)
                                                                     ------------     -------------
Total common shareholders' equity ................................     79,240,662        80,869,319
                                                                     ------------     -------------
Total liabilities, minority interest, and
    common shareholders' equity ..................................   $170,947,114     $ 164,624,109
                                                                     ============     =============

                            United Investors Realty Trust
                      Consolidated Statements of Operations
                                   (unaudited)

                                                           Three Months Ended           Six Months Ended
                                                      --------------------------------------------------------
                                                       30-Jun-99     30-Jun-98      30-Jun-99       30-Jun-98
Revenues:
  Rental                                              $4,888,597      $3,382,335    $ 9,784,874      $5,426,224
  Recoveries from tenants                              1,329,656         926,969      2,745,176       1,491,896
  Interest and other income                               80,858         230,530        122,098         291,646
                                                      ----------      ----------    -----------      ----------
     Total revenues                                    6,299,111       4,539,834     12,652,148       7,209,766

Property operating                                       598,035         471,114      1,329,856         729,222
Property taxes                                           881,702         570,548      1,752,854         955,214
Property management fees                                  69,741          77,915        165,273         126,948
General and administrative                               435,967         202,539        803,551         370,752
Advisory fees                                            314,223         194,746        619,157         321,986
Depreciation and amortization                          1,047,945         734,071      2,069,712       1,188,586
Interest (including write-off of $2,240,652
 in unamortized bridge financing costs in
 March, 1998)                                          1,597,194         738,720      3,131,400       3,990,961
                                                      -----------     ----------    -----------      ----------
      Total expenses                                   4,944,807       2,989,653      9,871,803       7,683,669
                                                      -----------     ----------    -----------      ----------
       Income (loss) before minority interest,
        extraordinary item,and preferred share
        distribution requirement                       1,354,304       1,550,181      2,780,345        (473,903)

Minority interest in income of consolidated
 partnerships                                            (36,794)        (34,849)       (79,048)       ( 61,462)
                                                      ----------      ----------    -----------      ----------
       Income (loss) before extraordinary item and
        preferred share distribution requirement       1,317,510       1,515,332      2,701,297        (535,365)

Extraordinary item-prepayment penalties incurred on
 early extinguishment of debt                                 --              --             --        (232,532)
                                                      ----------      ----------    -----------      ----------
       Net income (loss)                               1,317,510       1,515,332      2,701,297        (767,897)

Preferred share distribution requirement                      --              --             --        ( 20,670)
                                                      ----------      ----------    -----------      ----------
Net income (loss) available
 for common shareholders                              $1,317,510      $1,515,332    $ 2,701,297      $ (788,567)
                                                      ==========      ==========    ===========      ==========

Basic and diluted per share amounts:
 Income (loss)before extraordinary item
 and preferred share distribution requirement         $     0.14      $     0.16    $      0.28      $    (0.09)

Extraordinary item - prepayment penalties
 incurred on early extinguishment of debt                     --             --              --           (0.04)

Preferred share distribution requirement                      --             --              --           (0.00)
                                                      ----------      ----------    -----------      ----------
Net income (loss) available for common
 shareholders                                         $     0.14      $     0.16    $      0.28      $    (0.13)
                                                      ==========      ==========    ===========      ==========
Basic and diluted weighted average shares
 outstanding                                           9,511,392       9,459,333      9,513,112       5,904,889

                        United Investors Realty Trust
                     Consolidated Statements of Cash Flows
                                 (unaudited)


                                                                       Six Months Ended
                                                                   -----------------------
                                                                 30-June-99         30-June-98
                                                                 ----------         ----------
Cash flows from operating activities:
  Net income (loss)                                              $ 2,698,766      $   (767,897)

  Adjustments to reconcile  net income to net cash
    provided by operating
    activities:
    Depreciation                                                   2,000,279         1,142,342
    Amortization                                                     140,500            46,244
    Extraordinary item                                                    --           232,532
    Amortization of bridge financing costs                                --         2,240,652
    Minority interest in income of consolidated partnerships          79,048            61,462
    Changes in operating assets and liabilities                     (945,154)         (495,972)
                                                                 -----------      ------------

       Net cash provided by operating activities                   3,973,439         2,459,363
                                                                 -----------      ------------
Cash flows from investing activities:
    Purchase of and capital improvements to investment
     real estate                                                  (9,807,995)      (46,037,178)
    Application of escrow deposits                                   151,378         1,343,389
                                                                 -----------      ------------

       Net cash used in investing activities                      (9,656,617)      (44,693,789)
                                                                 -----------      ------------
Cash flows from financing activities:
    Proceeds from bridge financing                                        --        53,689,913
    Payments on bridge financing                                          --       (53,686,913)
    Proceeds from short-term notes payable                         7,738,000            50,000
    Principal payments on mortgage notes payable                  (4,019,024)      (16,554,914)
    Payments on capital lease obligations                            (48,406)               --
    Proceeds from construction note payable                        3,126,436                --
    Principal payments on short-term notes payable                        --        (3,275,000)
    Preferred share retirement                                            --        (1,068,226)
    Convertible note retirement                                           --          (212,400)
    Proceeds from public offering                                         --        86,000,000
    Offering costs                                                  (135,378)       (7,180,999)
    Payment of prepayment penalty                                         --          (232,532)
    Payment of bridge financing costs                                     --        (2,240,652)
    Preferred share distributions                                         --           (20,670)
    Payment of distributions                                      (4,091,348)               --
    Purchase of minority interest                                    (59,788)               --
    Distribution to holders of minority interests                   (172,383)      ( 1,621,220)
    Payment of loan acquisition costs                                     --          (147,789)
    Purchase of treasury shares                                      (35,625)               --
                                                                 -----------      ------------
       Net cash provided by (used in) financing
        activities                                                 2,302,484        53,498,598
                                                                 -----------      ------------
Increase (decrease) in cash and cash equivalents                  (3,380,694)       11,264,172

Cash and cash equivalents at beginning of period                   5,486,095           346,149
                                                                 -----------      ------------
Cash and cash equivalents at end of period                         2,105,401      $ 11,610,321
                                                                 ===========      ============
     Supplemental disclosures:
       Cash paid for for interest (including $2,240,652
       in cash paid in 1998 for bridge financing costs)          $ 3,062,863      $  3,990,961
       Assumption of mortgage debt in connection with
       acquisition of properties                                          --        32,498,713
       Assumption of property tax and security deposit
       liabilities in connection with acquisition of
       properties                                                     49,146           520,493
       Purchase of treasury shares by optionees with
       purchase money notes                                          815,031                --
       Purchase price adjustments held by third party                     --           172,356
       Issuance of down REIT units for property acquisitions              --         2,385,940
       Receivable from land sale                                     562,500                --

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

2.        Investment in Properties

At June 30, 1999, the Company owned controlling interests in 27 shopping center properties containing approximately 3,100,000 total square feet of gross leaseable area ("GLA"), of which the Company owned approximately 2,400,000 square feet of GLA.

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

In May 1999, the Company completed the acquisition of the Skipper Palms Shopping Center in Tampa, Fla. The center has a GLA area of approximately 83,400 square including a 53,000-square-foot Winn Dixie grocery store. The center was acquired with proceeds from the Company's revolving line of credit.

In late June 1999, the Company substantially completed construction of the Lake St. Charles Shopping Center in Tampa, Florida. The center is anchored by a 46,000 square foot Kash N Karry grocery store and includes 10,000 square feet of additional store space. Two vacant pad sites are available for future development.

As of June 30, 1999, 20% of the Company's owned GLA was in the Houston, Texas area, 14% was in the Dallas, Texas area, 20% was elsewhere in Texas, 26% was in Florida, 14% was in Arizona, and 6% was in Tennessee.

3.    Notes and Mortgages Payable

The Company's mortgage notes payable consist of fixed-rate debt with outstanding principal balances aggregating $51,229,413 at June 30, 1999. The interest rates range from 7.5% to 9.3% with a weighted average interest rate of 8.56%. The notes mature at various times through 2018 with a weighted average term to maturity of 8.1 years.

Property under capital leases, consisting of two shopping centers, aggregated $13.7 million at June 30, 1999 and is included in investment real estate. Depreciation of the property under capital leases is combined with depreciation of owned properties in the accompanying financial statements. Future minimum lease payments under these capital leases total $15.8 million, with annual payments due of approximately $.8 million in each of 1999 through 2003, and $12.1 million thereafter. The amount of these total payments representing interest is $6.0 million.

In August 1998, the Company executed an agreement with a bank for a $30,000,000 revolving line-of-credit at 150 basis points over LIBOR. The term is for two years, with a one year extension at the Company's option. The line is secured by first liens on the Market at First Colony, Mason Park, Autobahn, and Bandera shopping centers. At June 30, 1999 the Company had utilized $18,163,000 under the line, including $2,925,000 represented by irrevocable letters of credit expiring from September 30, 1999 through August 16, 2000.

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

                                             Three Months                   Six Months
                                            Ended June 30,                 Ended June 30,
                                    ----------------------------   ----------------------------
Weighted Average Shares                1999           1998            1999            1998
-----------------------                ----           ----            ----            ----

Basic EPS                            9,511,392      9,459,333       9,513,112       5,904,889
Effect of dilutive securities:
 Employee share options                     --             --              --              --
                                    ----------     ----------      ----------      ----------
Diluted EPS                          9,511,392      9,459,333       9,513,112       5,904,889
                                    ==========     ==========      ==========      ==========
Distributions per share declared    $    0.215     $    0.398      $     0.43      $    0.398
                                    ==========     ==========      ==========      ==========

5.    Advisory Agreement

The Company is managed and advised by an entity (the "Investment Manager") affiliated with the Company's chairman. The Investment Manager is paid a fee based on an amount equivalent to 6.8% of earnings before interest, taxes, depreciation, amortization, and advisory fees. The rate is reduced to 6.5% effective July 1, 1999. In addition, the Company reimburses the Investment Manager for the salaries, benefits, and occupancy costs of employees who perform property management, leasing, property level accounting, and other operational duties for the Company.

During the three months and six months ended June 30, 1999, the Company paid the Investment Manager fees of approximately $298,000 and $586,000, respectively, and reimbursed the Investment Manager $196,000 and $359,000 respectively for salaries, benefits, and occupancy costs. For the corresponding periods in 1998 the Investment Manager fees were $195,000 and $322,000, and the salaries, benefits, and occupancy costs were $30,000 and $58,000.

6.    Incentive Share Option Plan

During 1998, the Company granted options to purchase 337,000 common shares to certain officers, employees, Trust Managers, and the Investment Manager. The recipients are eligible to exercise 25% of their options each January 1, beginning in 1999. The exercise price is $10.00 per share, 100% of which may be borrowed from the Company. The total amount borrowed in 1999 by the recipients is included in shareholder notes receivable at June 30, 1999. Loans are repayable over four years and require annual payments of 25% of the initial principal and interest calculated at the Applicable Federal Rate published by the IRS. The Applicable Federal Rate as of January 1, 1999 was 4.64%.

With respect to options that became exercisable on January 1, 1999, the Board of Trust Managers elected to forgive 80% of the borrowed amount. The loan will be forgiven in equal installments over a four-year period, at the rate of 20% per year, conditioned upon continued employment by the Company or the Investment Manager. Included in general and administrative expenses for the three months and six months ended June 30, 1999 is $49,413 and $24,251, which represents the accrual of such loan forgiveness with respect to loans made to the Company's officers and employees. Included in advisory fees for the three months and six months ended June 30, 1999 is $33,000 and $16,500, which represents the accrual of such loan forgiveness with respect to loans made to the Investment Manager

7.       Subsequent Events

Subsequent to June 30, 1999, the Company entered into a master lease agreement with the developer/seller of the Spring Shadows Albertson's Center in Houston, Texas. The center is comprised of approximately 100,000 square feet of GLA, of which the Company purchased approximately 37,000 square feet and 63,000 square feet is owned and occupied by Albertson's. Pursuant to this agreement the Company assumed all of the economic risks and rewards of operating the 37,000 square foot shopping center until no later than February 29, 2000, at which time the Company, for no additional consideration, will obtain fee title to the shopping center.

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

The Company owned 27 neighborhood and community shopping centers at June 30, 1999. Of the Company's properties, 18 are located in Texas (including seven in Houston). The remaining properties are located in Arizona (three), Florida
(four), and Tennessee (two). Leases for the Company's properties range from less than a year for smaller spaces to over 25 years for larger tenants. Leases generally provide for minimum lease payments plus payments for the tenants' portion of taxes, insurance, and common area maintenance expenses; some leases also provide for contingent payments based on a tenant's sales volume. Most of the Company's properties are anchored by grocery stores, drug stores, or other national or regional credit-worthy tenants.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1999

Net income for the second quarter of 1999 was $1,315,000 ($0.14 per basic and diluted share) versus $1,515,000 ($0.16 per basic and diluted share) for the second quarter of 1998. Net income decreased in 1999 due primarily to (a) increased revenue related to properties acquired since April 1, 1998, less associated operating expenses ($1,328,000), offset by (b) increased depreciation and amortization expense related to such acquired properties ($314,000), (c) increased interest expense related to proceeds of borrowing under the Company's credit line and mortgage loans assumed in conjunction with property acquisitions ($861,000), and (d) increased general and administrative costs and advisory fees ($353,000).

Of the Company's 27 properties owned as of June 30, 1999, 14, comprising approximately 64% of the Company's GLA, were owned during the entire second quarter of both 1998 and 1999. Rental revenue related to these properties was essentially the same in both periods. During the first quarter of 1999, the Company recorded approximately $150,000 of bad debt expense related to the bankruptcies of two tenants in these properties. Had the bad debt not otherwise affected operating results of these properties, their earnings before interest, taxes, depreciation, and amortization ("EBITDA") in the second quarter of 1999 would have been approximately two percent higher than EBITDA for 1998's second quarter.

With respect to these 14 properties, management believes that, under present business and economic conditions, increases in base rental rates for renewal and replacement leases of three to six percent are reasonable expectations. Based on current scheduled lease expirations, the expected rental rate increases are projected to result in annual increases in EBITDA of approximately two to three percent. However, events, including unanticipated tenant business failures, could affect the Company's ability to achieve such increases. In addition, management is presently considering several redevelopment and re-tenanting strategies that, if implemented, may have the short-term effect of reducing rental revenues from these properties.

Substantially all of the increase in total EBITDA in the second quarter of 1999 versus 1998 is a result of operations of the 13 operating properties acquired since April 1998. Based on the Company's limited operating history with these properties, and on management's evaluation of present business and economic conditions, management anticipates annual EBITDA increases of approximately 2% for these 13 properties.

General and administrative expenses increased from $203,000 in 1998 to $436,000 in 1999. Of the 1999 total, $160,000 was comprised of salaries and benefits compared to $30,000 for 1998's second quarter salaries and benefits. The Company reimburses the Investment Manager for the salaries and benefits of those employees of the Investment Manager who are responsible for property management, leasing, and property level accounting.

Prior to the  IPO,  all  property  level  accounting,  management,  and  leasing functions were performed by independent contractors under the supervision of Company officers. By the end of 1998, the Company had assumed direct responsibility for all property level accounting and financial operations, and had assumed direct responsibility for the leasing and management of its Texas properties other than those located in the Dallas area. At June 30, 1999 the Company had assumed direct responsibility for the leasing and management functions for all of the Texas properties (about 55% of the Company's portfolio). As a result of assuming these responsibilities, additional accounting and property management employees were hired by the Investment Manager and their costs are charged to the Company. Management believes the growth in such expenses for the foreseeable future will be less than that experienced during 1998 and through March 31, 1999, and should decrease as a percentage of revenue when and if additional properties are acquired.

In March 1999, the Investment Manager began allocating to and charging the Company occupancy costs related to the additional property operating employees discussed above. The amount included in the second quarter of 1999 was approximately $36,000 versus $0 in 1998. The charges will be adjusted in future periods based primarily upon the number of such employees relative to the total number of employees of the Investment Manager.

Payments to the Investment Manager in 1999's second quarter were $298,000 versus $195,000 paid in 1998's second quarter. Advisory fees are calculated based on 6.8% of the Company's earnings before interest, taxes, depreciation, amortization and advisory fees. The rate is reduced to 6.5% effectggive July 1, 1999. In 1999, advisory fees also include approximately $16,500 related to the forgiveness of debt pursuant to the Company's 1997 Share Incentive Plan (see note 6 to the accompanying financial statements).

Interest expense increased from $739,000 in 1998's second quarter to $1,597,000 in 1999. This increase was the result of the increase in the average debt outstanding between periods, from $40,000,000 for 1998 to $78,000,000 for 1999. The increase in debt outstanding is primarily a result of expenditures for acquisitions since April 1998. See note 3 to the accompanying financial statements and Liquidity and Capital Resources below for a description of the Company's debt.

SIX MONTHS ENDED JUNE 30, 1999

Net income was $2,701,000 or $0.28 per share in 1999, compared to net loss in 1998 of $789,000, or $0.13 per share. Included in net loss for 1998 is $2,241,000 in non-recurring amortization of bridge financing costs and $233,000 of extraordinary charges, or an aggregate of $0.35 per share in non-recurring and extraordinary expenses. Net income in 1998 before such charges was $1,685,000 or $0.29 per share. There were no non-recurring extraordinary charges in 1999. The increase in net income before non-recurring and extraordinary charges is primarily a result of operating income generated by properties acquired since December 31, 1997.

Rental revenues increased 75% to $12,652,000 in 1999, compared with $7,210,000 for the same period of the prior year. This increase relates almost totally to acquisitions since December 31, 1997.

Interest expense, before non-recurring amortization of bridge financing costs, increased by $1,381,000 from $1,750,000 in 1998 to $3,131,000 in 1999. Weighted average debt outstanding increased from $40,000,000 for 1998 to $77,000,000 for 1999. The increase in weighted average debt outstanding is primarily a result of expenditures for acquisitions, including the amounts borrowed and repaid under the bridge financing arrangement.

The increases in depreciation and amortization, operating expenses and property taxes were primarily the result of the Company's acquisitions since December 31, 1997.


Liquidity and Capital Resources

The Company generates sufficient cash from operations to satisfy its operating costs and expenses, debt service payments, and dividend distribution requirements. In addition, the Company has a $30,000,000 revolving line of credit with a bank (approximately $12,000,000 available at June 30, 1999) which is available for short and medium term cash needs, including for property acquisitions. The Company also owns several properties that are currently unencumbered and which are available to serve as first mortgage collateral for additional short or long term borrowings.


At June 30, 1999, the Company's weighted average interest rate on its permanent mortgage debt was 8.56%. Borrowings under the Company's revolving line of credit bear interest at various rates (see Note 3 to the accompanying financial statements). At June 30, 1999 the weighted average rate on such borrowings was 6.61%.


Cash flows provided by operations for the six months ended June 30, 1999 were $3,973,000 versus $2,459,000 for the year earlier period. Substantially all of the year to year difference is the result of operating income from properties acquired since December 31, 1997 and the effect of changes in the amounts of and interest rates on mortgage debt in connection with the acquisitions.

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

The Year 2000 Issue

Many computer systems were designed and programmed in such a manner as to be unable to recognize dates beyond December 31, 1999. In such cases, computer applications could fail or create erroneous results by or at the year 2000. Management has completed an evaluation of the risks of a material effect on the Company's results of operations and financial condition with respect to its management information systems and the Year 2000 issue. The Company uses application software, including its accounting and property management software, which has been certified by vendors as being Year 2000-compliant. Accordingly, management does not believe that th company's results of operations or financial condition have been or will be materially affected by any future costs to make its management information systems Year 2000-compliant. Additionally, management does not expect to incur any material costs to correct Year 2000 deficiencies in its management information systems.

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


                          United Investors Realty Trust
                      Calculation of Funds From Operations
                      and Funds Available for Distribution

                                                   Three Months Ended                 Six Months Ended
                                                 30-June-99     30-June-98        30-June-99     30-June-98
                                                ---------------------------      ---------------------------
Funds from operations:
Net income (loss)                               $1,317,510      $1,515,332       $2,701,297      $ (788,567)
  Plus real estate related
   depreciation and amortization                 1,047,945         689,355        2,069,762       1,100,070
  Plus loss on early extinguishment of debt             --              --               --         232,532
  Plus write-off of unamortized bridge
   financing costs                                      --              --               --       2,240,652
  Plus minority interest in down REIT
   partnerships                                     36,794          20,000           79,048          20,000
                                                ----------      ----------       ----------      ----------

Funds from operations                           $2,402,249      $2,224,687       $4,850,107      $2,804,687
                                                ==========      ==========       ==========      ==========

Funds from operations per share and downReit
 unit                                           $     0.25      $     0.23       $     0.50      $     0.47
                                                ==========      ==========       ==========      ==========

Funds available for distribution:
Funds from operations                           $2,402,249      $2,224,687       $4,850,107      $2,804,687
Plus amortization of financing costs                39,284          31,450           83,015          50,202
Less tenant improvements and leasing
 commissions                                      (149,395)        (77,886)        (246,060)       (103,383)
Less non-recoverable recurring capital
 improvements                                      (98,375)        (15,430)        (140,095)        (23,202)
Less straight line rents, net of
 $80,000 bad debt write-off in
 March 1999                                        (94,997)       (135,031)        (110,612)       (167,162)
Plus forgiveness of option loans                    40,751              --           81,502              --
Other                                               14,338          22,000           43,014          42,200
                                                ----------      ----------       ----------      ----------

Funds available for distribution                $2,153,855      $2,049,790       $4,560,871      $2,603,342
                                                ==========      ==========       ==========      ==========
Funds available for distribution per share
 and downReit unit                              $     0.22      $     0.21       $     0.47      $     0.44
                                                ==========      ==========       ==========      ==========

Basic and diluted weighted average number of
 shares and downReit partnership units           9,792,986       9,579,110        9,794,706       5,964,778


Note 1-Definitions

The Company considers funds from operations to be an alternate measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization of real estate assets as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The National Association of Real Estate Investment Trusts defines funds from operations as net income plus depreciation and amortization of real estate assets, less gains and losses on sales of properties. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from operations increased to $2,400,000 for the second quarter of 1999, as compared to $2,225,000 for the same period of 1998.


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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has limited exposure to financial market risks, including changes in interest rates. The fair value of the Company's investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of the Company's investment portfolio. Based on the amount of variable rate debt outstanding at June 30, 1999, a sustained 100 basis point change in interest rates for the next 12 months could result in as much as a $150,000 difference in interest expense. The Company does not have any significant foreign operations and thus are not materially exposed to foreign currency fluctuations.

PART II - Other Information

Item 1 - Legal Proceedings - None

Item 2 - Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submisson of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of United Investors Realty Trust was held on May 17, 1999. The following is a tabulation of the voting on each proposal presented at the Annual Meeting.

Proposal 1 (a proposal to elect seven trust managers to serve fo a one-year term and until their successors are elected and qualified):

------------------------------- ------------------- ------------------ --------------------
  TRUST MANAGER STANDING FOR
           ELECTION                 VOTES FOR          VOTES AGAINST      VOTES WITHHELD
------------------------------- ------------------- ------------------ --------------------
------------------------------- ------------------- ------------------ --------------------
Robert W. Scharar                        8,186,756             99,727                    0
------------------------------- ------------------- ------------------ --------------------
------------------------------- ------------------- ------------------ --------------------
Lewis H. Sandler                         8,136,640            149,843                    0
------------------------------- ------------------- ------------------ --------------------
------------------------------- ------------------- ------------------ --------------------
William C. Brooks                        8,188,056             98,427                    0
------------------------------- ------------------- ------------------ --------------------
------------------------------- ------------------- ------------------ --------------------
Jerry M. Coleman                         8,227,556             58,927                    0
------------------------------- ------------------- ------------------ --------------------
------------------------------- ------------------- ------------------ --------------------
Josef C. Hermans                         8,185,256            101,227                    0
------------------------------- ------------------- ------------------ --------------------
------------------------------- ------------------- ------------------ --------------------
Deborah G. Moffett                       8,183,956            102,527                    0
------------------------------- ------------------- ------------------ --------------------
------------------------------- ------------------- ------------------ --------------------
Ira T. Wender                            8,137,390            149,093                    0
------------------------------- ------------------- ------------------ --------------------

Proposal 2 (a proposal to ratify the selection of Ernst & Young, LLP as independent auditors for the fiscal year ending December 31, 1999):

         Votes for:         8,236,122
         Votes against:        14,891
         Abstentions:          35,470

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         (b) Reports on Form 8-K
             None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          UNITED INVESTORS REALTY TRUST

      Dated: August 9, 1999            /s/ R. Steven Hamner
                                       ----------------------------
                                       R. Steven Hamner,
                                       Vice President,Chief Financial Officer