Form 10-Q
period 1999-09-30
UNITED INVESTORS REALTY TRUST
filed 1999-11-12
CIK 868196

TYPE 10-Q
 SEQUENCE:  1
 DESCRIPTION:  THIRD QUARTER REPORT FOR 1999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended September 30, 1999

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

Number of shares outstanding of the issuer's Common Share, no par value, as of November 5, 1999: 9,131,392 shares.

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

                                    ASSETS


                                                                     September 30,
                                                                         1999         December 31,
                                                                      (Unaudited)         1998
                                                                     ------------    -------------
Investment real estate:
    Land .........................................................  $ 48,658,045      $ 44,290,975
    Buildings and improvements ...................................   127,171,632       114,716,718
    Property under development ...................................        -              1,321,823
                                                                      ----------        ----------
                                                                     175,829,677       160,329,516

Less accumulated depreciation ....................................   (10,407,374)       (7,434,343)
                                                                      ----------        ----------
Investment real estate, net ......................................   165,422,303       152,895,173
Cash and cash equivalents ........................................     2,476,668         5,486,095
Accounts receivable, net of allowance ............................     2,632,870         2,733,070
Prepaid expenses and other assets ................................     5,312,040         3,509,771
                                                                      ----------        ----------
    Total Assets .................................................  $175,843,881      $164,624,109
                                                                    ============      ============

         LIABILITIES, MINORITY INTEREST, AND COMMON SHAREHOLDERS' EQUITY

Liabilities:
Mortgage notes payable ...........................................  $ 50,996,389      $ 55,248,437
Capital lease obligations ........................................     9,843,808         9,914,054
Construction note payable ........................................     5,004,852         1,221,393
Short-term notes and lines of credit .............................    19,553,000         7,500,000
Accounts payable,accrued expenses
 and other liabilities ...........................................     7,997,410         4,999,920
Accrued distributions.............................................     2,036,940         2,045,702
                                                                      ----------     -------------
Total liabilities ................................................    95,432,399        80,929,506
                                                                      ----------     -------------
Minority interest in consolidated partnerships....................     2,780,977         2,825,284
                                                                      ----------     -------------
Commitments and contingencies

Common shareholders' equity:
    Common shares of beneficial interest, no par value,
    500,000,000 shares authorized; 9,514,889 shares issued;
    9,393,392 and 9,434,889 shares outstanding in
    1999 and 1998, respectively ..................................    86,353,269       86,571,108
Shareholder notes receivable......................................      (815,031)              --
Accumulated deficit ..............................................    (7,907,733)      (5,701,789)
                                                                      ----------    -------------
Total common shareholders' equity ................................    77,630,505       80,869,319
                                                                      ----------    -------------
Total liabilities, minority interest, and
    common shareholders' equity ..................................  $175,843,881     $164,624,109
                                                                    ============     ============

                            United Investors Realty Trust
                      Consolidated Statements of Operations
                                   (unaudited)

                                                           Three Months Ended           Nine Months Ended
                                                      --------------------------------------------------------
                                                       30-Sept-99     30-Sept-98     30-Sept-99      30-Sept-98
Revenues:
  Rental .......................................     $5,126,314       $3,835,777     14,911,188      $9,262,001
  Recoveries from tenants ......................      1,392,914        1,118,663      4,138,090       2,610,559
  Interest and other income ....................         83,662           73,180        205,760         364,826
                                                      ---------       ----------     ----------      ----------
     Total revenues ............................      6,602,890        5,027,620     19,255,038      12,237,386

Property operating .............................        704,748          553,722      2,034,604       1,282,944
Property taxes .................................        939,115          682,127      2,691,968       1,637,342
Property management fees .......................         51,846           85,150        217,119         212,098
General and administrative  ....................        432,606          326,194      1,236,157         696,947
Advisory fees ..................................        301,532          223,624        920,689         545,609
Depreciation and amortization ..................      1,117,665          854,964      3,187,377       2,043,550
Interest (including write-off of $2,240,652
 in unamortized bridge financing costs in
 March, 1998) ..................................      1,725,168        1,018,714      4,856,568       5,009,675
                                                     ----------       ----------     ----------      ----------
      Total expenses ...........................      5,272,680        3,744,495     15,144,482      11,428,165

       Income before minority interest,
        extraordinary item,and preferred share
        distribution requirement ...............      1,330,210        1,283,125      4,110,556         809,221

Minority interest in income of consolidated
 partnerships ..................................       (41,452)         (31,033)      (120,501)        (92,494)
                                                     ----------      ----------     ----------       ----------
       Income before extraordinary item and
        preferred share distribution requirement      1,288,758        1,252,092      3,990,055         716,727

Extraordinary item-prepayment penalties incurred on
 early extinguishment of debt ..................            -              -              -            (232,532)
                                                     ----------       ----------     ----------      ----------
       Net income ..............................      1,288,758        1,252,092      3,990,055         484,195

Preferred share distribution requirement .......            -              -              -             (20,670)
                                                     ----------       ----------     ----------      ----------
Net income available
 for common shareholders .......................     $1,288,758       $1,252,092     $3,990,055      $  463,525
                                                     ==========       ==========     ==========      ==========

Basic and diluted per share amounts:
 Income before extraordinary item and
 preferred share distribution requirement ......           0.14             0.13           0.42            0.10

Extraordinary item - prepayment penalties                   -              -              -               (0.03)
 incurred on early extinguishment of debt ......

Preferred share distribution requirement .......            -              -              -              -
                                                      ----------      ----------     ----------     ----------
Net income available for common
 shareholders per share ........................     $     0.14       $     0.13     $     0.42      $     0.07
                                                     ==========       ==========     ==========      ==========

Basic and diluted weighted average shares
 outstanding ...................................      9,504,578        9,513,639      9,510,235       7,102,747

                        United Investors Realty Trust
                     Consolidated Statements of Cash Flows
                                 (unaudited)


                                                                       Nine Months Ended
                                                                   -----------------------
                                                                 30-Sept-99         30-Sept-98
                                                                 ----------         ----------
Cash flows from operating activities:
  Net income .................................................  $ 3,990,055        $   484,195

  Adjustments to reconcile net income to net cash
    provided by operating
    activities:
    Depreciation .............................................    3,071,612          1,952,035
    Amortization .............................................      230,475             91,515
    Extraordinary item .......................................         -               232,532
    Amortization of bridge financing costs ...................         -             2,240,652
    Minority interest in income of consolidated partnerships .      120,501             92,494
    Changes in operating assets and liabilities ..............    1,485,076           (750,528)
                                                                 ----------         ----------

       Net cash provided by operating activities .............    8,897,719          4,342,895
                                                                 ----------         ----------
Cash flows from investing activities:
    Purchase of and capital improvements to investment
     real estate .............................................  (16,075,884)       (50,232,910)
    Application of escrow deposits ...........................       10,000          1,493,389
                                                                 ----------         ----------

       Net cash used in investing activities .................  (16,065,884)       (48,739,521)
                                                                 ----------         ----------
Cash flows from financing activities:
    Proceeds from bridge financing ...........................         -            53,689,913
    Payments on bridge financing .............................         -           (53,689,913)
    Proceeds from line of credit .............................   12,053,000             50,000
    Principal payments on mortgage notes payable..............   (4,252,048)       (16,738,923)
    Payments on capital lease obligations ....................      (70,246)              -
    Proceeds from construction note payable ..................    3,783,459               -
    Principal payments on short-term notes payable ...........         -            (3,275,000)
    Preferred share retirement ...............................         -            (1,068,226)
    Convertible note retirement ..............................         -              (212,400)
    Proceeds from public offering ............................         -            86,000,000
    Offering costs ...........................................     (136,653)        (7,189,750)
    Payment of prepayment penalty ............................         -              (232,532)
    Payment of bridge financing costs ........................         -            (2,240,652)
    Preferred share distributions ............................         -               (20,670)
    Payment of distributions .................................   (6,128,397)        (2,046,166)
    Purchase of minority interest ............................      (59,788)              -
    Distribution to holders of minority interests ............     (172,622)        (1,646,869)
    Payment of loan acquisition costs ........................         -              (147,789)
    Purchase of treasury shares ..............................     (857,967)           (74,063)
                                                                 ----------         ----------
       Net cash provided by financing activities .............    4,158,738         51,156,960
                                                                 ----------         ----------

Increase (decrease) in cash and cash equivalents .............   (3,009,427)         6,760,334

Cash and cash equivalents at beginning of period .............    5,486,095            346,149
                                                                 ----------         ----------
Cash and cash equivalents at end of period ...................  $ 2,476,668        $ 7,106,483
                                                                 ----------         ----------
     Supplemental disclosures:
       Cash paid for for interest (including $2,240,652
       in cash paid in 1998 for bridge financing costs) ......    4,856,568          5,009,675
       Assumption of mortgage debt in connection with
       acquisition of properties .............................         -            40,124,467
       Assumption of property tax and security deposit
       liabilities in connection with acquisition of
       properties ............................................      102,001            641,834
       Purchase of treasury shares by optionees with
       purchase money notes ..................................      815,031               -
       Purchase price adjustments held by third party ........         -               172,356
       Issuance of down REIT units for property acquisitions .         -             2,385,940


                     United Investors Realty Trust
                   Notes to Consolidated Financial Statements

1.        Organization and Basis of Presentation

Organization

United Investors Realty Trust (the "Company") was organized on December 1,1988 as a Massachusetts business trust and subsequently converted to a Texas real estate investment trust ("REIT"). The Company operates neighborhood and community shopping centers in the sun belt states of Texas, Arizona, Florida and Tennessee. In March and April of 1998, the Company completed an initial public offering (the "IPO") of 8,600,000 common shares of beneficial interest (the "Common Shares").

Basis of Presentation

These unaudited consolidated financial statements include the accounts of the Company, its subsidiaries and partnerships in which it owns controlling interests. The accompanying consolidated financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated March 16, 1999. In the opinion of management, the financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of financial results for the interim periods.

2.        Investment in Properties

At September 30, 1999, the Company owned controlling interests in 28 shopping center properties containing approximately 3,200,000 total square feet of gross leaseable area ("GLA"), of which the Company owned approximately 2,400,000 square feet of GLA.

In January 1999, the Company entered into a master lease agreement with the developer/seller of the Albertson's Bissonnet Shopping Center. The center is comprised of 15,000 square feet of GLA and 63,000 square feet of space owned and occupied by Albertson's. Pursuant to this agreement the Company assumed all of the economic risks and rewards of operating the 15,000 square foot shopping center until August 31, 1999, at which time the Company, for no additional consideration, obtained fee title to the shopping center. The cost of the center is included in investment real estate.

In May 1999, the Company completed the acquisition of the Skipper Palms Shopping Center in Tampa, Fla. The center has GLA of approximately 83,400 square feet including a 53,000-square-foot Winn Dixie grocery store. The center was acquired with proceeds from the Company's revolving line of credit.

In late June 1999, the Company substantially completed construction of the Lake St. Charles Shopping Center in Tampa, Florida. The center is anchored by a 46,000 square foot Kash N Karry grocery store and includes 10,000 square feet of additional store space. Two vacant pad sites are available for future development.

In July 1999, the Company entered into a master lease agreement with the seller of the Spring Shadows Albertson's Center in Houston, Texas. The center is comprised of approximately 100,000 square feet of GLA, of which the Company purchased approximately 37,000 square feet and 63,000 square feet is owned and occupied by Albertson's. Pursuant to this agreement the Company assumed all of the economic risks and rewards of operating the 37,000 square foot shopping center until no later than February 29, 2000, at which time the Company, for no additional consideration, expects to obtain fee title to the shopping center.

As of September 30, 1999, 22% of the Company's owned GLA was in the Houston, Texas area, 14% was in the Dallas, Texas area, 19% was elsewhere in Texas, 25% was in Florida, 14% was in Arizona, and 6% was in Tennessee.

3.    Notes and Mortgages Payable

The Company's mortgage notes payable consist of fixed-rate debt with outstanding principal balances aggregating $50,996,389 at September 30, 1999. The interest rates range from 7.5% to 9.3% with a weighted average interest rate of 8.56%. The notes mature at various times through 2018 with a weighted average term to maturity of 7.8 years.

Property under capital leases, consisting of two shopping centers, aggregated $13.7 million at September 30, 1999 and is included in investment real estate. Depreciation of the property under capital leases is combined with depreciation of owned properties in the accompanying financial statements. Future minimum lease payments under these capital leases total $15.6 million, with annual payments due of approximately $.8 million in each of 1999 through 2003, and $12.1 million thereafter. The amount of these total payments representing interest is approximately $5.8 million.

In August 1998, the Company executed an agreement with a bank for a $30,000,000 revolving line-of-credit at 150 basis points over LIBOR. The term is for two years, with a one year extension at the Company's option. The line is secured by first liens on the Market at First Colony, Mason Park, Autobahn, and Bandera shopping centers. At September 30, 1999 the Company had utilized $23,308,200 under the line, including $3,755,200 represented by irrevocable letters of credit expiring from January 31, 2000 through August 16, 2000.

4.    Per Share Data

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. The number of diluted shares related to outstanding share options is computed by application of the Treasury share method. In January 1999 the Company issued all treasury shares in connection with the exercise of options as discussed in Note
6. An additional 5,000 treasury shares were purchased by the Company in March 1999 and an additional 115,000 treasury shares were purchased in September 1999. The following table sets forth the computation of basic and diluted earnings per share:

                                             Three Months                   Nine Months
                                          Ended September 30,           Ended September 30,
                                    ----------------------------   ----------------------------
Weighted Average Shares                1999           1998            1999            1998
-----------------------                ----           ----            ----            ----

Basic EPS .........................  9,504,578      9,513,639       9,510,235       7,102,747
Effect of dilutive securities:
 Employee share options ...........         --             --              --              --
                                    ----------     ----------      ----------      ----------
Diluted EPS .......................  9,504,578      9,513,639       9,510,235       7,102,747
                                    ==========     ==========      ==========      ==========
Distributions per share declared ..     $0.215         $0.215          $0.645          $0.430
                                    ==========     ==========      ==========      ==========

5.    Advisory Agreement

The Company is managed and advised by an entity (the "Investment Manager") affiliated with the Company's chairman. The Investment Manager is paid a fee based on an amount equivalent to 6.8% of earnings before interest, taxes, depreciation, amortization, and advisory fees. The rate was reduced to 6.5% effective July 1, 1999. In addition, the Company reimburses the Investment Manager for the salaries, benefits, and occupancy costs of employees who perform property management, leasing, property level accounting, and other operational duties for the Company.

During the three months and nine months ended September 30, 1999, the Company paid the Investment Manager fees of approximately $285,000 and $871,000, respectively, and reimbursed the Investment Manager $142,000 and $502,000 respectively for salaries, benefits, occupancy, and other operational costs. For the corresponding periods in 1998 the Investment Manager fees were $224,000 and $546,000, and the salaries, benefits, occupancy, and other operational costs were $69,000 and $126,000.

6.    Incentive Share Option Plan

During 1998, the Company granted options to purchase 337,000 common shares to certain officers, employees, Trust Managers, and the Investment Manager. The recipients are eligible to exercise 25% of their options each January 1, beginning in 1999. The exercise price is $10.00 per share, 100% of which may be borrowed from the Company. The total amount borrowed in 1999 by the recipients is included in shareholder notes receivable at September 30, 1999. Loans are repayable over four years and require annual payments of 25% of the initial principal and interest calculated at the Applicable Federal Rate published by the IRS. The Applicable Federal Rate as of January 1, 1999 was 4.64%.

With respect to options that became exercisable on January 1, 1999, the Board of Trust Managers elected to forgive 80% of the borrowed amount. The loan will be forgiven in equal installments over a four-year period, at the rate of 20% per year, conditioned upon continued employment by the Company or the Investment Manager. Included in general and administrative expenses for the three months and nine months ended September 30, 1999 is $24,251 and $72,754, which represents the accrual of such loan forgiveness with respect to loans made to the Company's officers and employees. Included in advisory fees for the three months and nine months ended September 30, 1999 is $16,500 and $49,500, which represents the accrual of such loan forgiveness with respect to loans made to the Investment Manager.



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

The Company owned 28 neighborhood and community shopping centers at September 30, 1999. Of the Company's properties, 19 are located in Texas (including eight in Houston). The remaining properties are located in Arizona (three), Florida
(four), and Tennessee (two). Leases for the Company's properties range from less than a year for smaller spaces to over 25 years for larger tenants. Leases generally provide for minimum lease payments plus payments for the tenants' portion of taxes, insurance, and common area maintenance expenses; some leases also provide for contingent payments based on a tenant's sales volume. Most of the Company's properties are anchored by grocery stores, drug stores, or other national or regional credit-worthy tenants.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1999

Net income for the third quarter of 1999 was $1,289,000 ($0.14 per basic and diluted share) versus $1,252,000 ($0.13 per basic and diluted share) for the third quarter of 1998. Net income increased in 1999 due primarily to (a) increased revenue related to properties acquired since October 1, 1998, less associated operating expenses ($1,201,000), partially offset by (b) increased depreciation and amortization expense related to such acquired properties ($263,000), (c) increased interest expense related to proceeds of borrowing under the Company's credit line and mortgage loans assumed in conjunction with property acquisitions ($706,000), (d) increased general and administrative costs and advisory fees ($184,000), and (e) increased minority interest ($11,000).

Of the Company's 28 properties owned as of September 30, 1999, 17, comprising approximately 77% of the Company's GLA, were owned during the entire third quarter of both 1998 and 1999. During 1999, several significant tenants in these 17 centers have defaulted on their lease obligations, and during the third quarter, revenue from these tenants was not recognized. However, as a result of rental rate increases and the positive impact of other leasing activities, rental revenue related to these properties was essentially the same in both periods. Management believes the space vacated by the defaulting tenants can be re-leased and generating revenue by the second half of 2000.

With respect to these 17 properties, management believes that, under present business and economic conditions, increases in base rental rates for renewal and replacement leases of three to six percent are reasonable expectations. Based on current scheduled lease expirations, the expected rental rate increases are projected to result in annual increases in EBITDA of approximately two to three percent. However, events, including unanticipated tenant business failures, could affect the Company's ability to achieve such increases. In addition, management is presently considering several redevelopment and re-tenanting strategies that, if implemented, may have the short-term effect of reducing rental revenues from these properties. Substantially all of the increase in total EBITDA in the third quarter of 1999 versus 1998 is a result of operations of the 11 operating properties acquired since June 1998. Based on the Company's limited operating history with these properties, and on management's evaluation of present business and economic conditions, management anticipates that EBITDA will not increase appreciably in 2000 for these 11 properties.

General and administrative expenses increased from $326,000 in 1998 to $433,000 in 1999. Of the 1999 total, $106,000 was comprised of salaries and benefits compared to $69,000 for 1998's third quarter salaries and benefits. The Company reimburses the Investment Manager for the salaries and benefits of those employees of the Investment Manager who are responsible for property management, leasing, and property level accounting. Substantially, all of the remaining difference is related to occupancy cost increases reimbursed to the Investment Manager and professional fees related to public company filing and other compliance expenses.

Payments to the Investment Manager in 1999's third quarter were $285,000 versus $224,000 paid in 1998's third quarter. Advisory fees were calculated based on 6.8% of the Company's earnings before interest, taxes, depreciation, amortization and advisory fees. The rate was reduced to 6.5% effective July 1, 1999. In 1999, additional advisory fees were recorded for approximately $16,500 related to the forgiveness of debt pursuant to the Company's 1997 Share Incentive Plan (see note 6 to the accompanying financial statements).

Interest expense increased from $1,019,000 in 1998's third quarter to $1,725,000 in 1999. This increase was the result of the increase in the average debt outstanding between periods, from $44,500,000 for 1998 to $83,000,000 for 1999. The increase in debt outstanding is primarily a result of expenditures for acquisitions since June 1998. See note 3 to the accompanying financial statements and Liquidity and Capital Resources below for a description of the Company's debt.

NINE MONTHS ENDED SEPTEMBER 30, 1999

Net income was $3,990,000 or $0.42 per share in 1999, compared to net income in 1998 of $464,000, or $0.07 per share. Included in net income for 1998 is $2,241,000 in non-recurring amortization of bridge financing costs and $233,000 of extraordinary charges, or an aggregate of $0.35 per share in non-recurring and extraordinary expenses. Net income in 1998 before such charges was $2,937,000 or $0.41 per share. There were no non-recurring extraordinary charges in 1999. The increase in net income before non-recurring and extraordinary charges is primarily a result of operating income generated by properties acquired since December 31, 1997.

Rental revenues increased 57% to $19,255,000 in 1999, compared with $12,237,000 for the same period of the prior year. This increase relates almost totally to acquisitions since December 31, 1997.

Interest expense, before non-recurring amortization of bridge financing costs, increased by $2,088,000 from $2,769,000 in 1998 to $4,857,000 in 1999. Weighted average debt outstanding increased from $40,000,000 for 1998 to $78,000,000 for 1999. The increase in weighted average debt outstanding is primarily a result of expenditures for acquisitions, including the amounts borrowed and repaid under the bridge financing arrangement.

The increases in depreciation and amortization, operating expenses and property taxes were primarily the result of the Company's acquisitions since December 31, 1997.


Liquidity and Capital Resources

The Company generates sufficient cash from operations to satisfy its operating costs and expenses, debt service payments, and dividend distribution requirements. In addition, the Company has a $30,000,000 revolving line of credit with a bank (approximately $6,700,000 available at September 30, 1999) which is available for short and medium term cash needs, including for property acquisitions. The Company also owns several properties that are currently unencumbered and which are available to serve as first mortgage collateral for additional short or long term borrowings.

At September 30, 1999, the Company's weighted average interest rate on its permanent mortgage debt was 8.56%. Borrowings under the Company's revolving line of credit bear interest at various rates (see Note 3 to the accompanying financial statements). At September 30, 1999, the weighted average rate on such borrowings was 6.8%.

Cash flows provided by operations for the nine months ended September 30, 1999 were $8,898,000 versus $4,343,000 for the year earlier period. Substantially all of the year to year difference is the result of operating income from properties acquired since December 31, 1997 and the effect of changes in the amounts of and interest rates on mortgage debt in connection with the acquisitions.

During the third quarter, a plan was announced to repurchase up to 500,000, or approximately 5%, of the Company's common shares. As of September 30, 1999, 115,000 shares had been repurchased under this plan. Additionally, the Company has obtained Board approval for a review of the current portfolio to identify and market properties which may not fit with long-term strategies. Proceeds from the sales of any properties may be used to facilitate the share repurchase plan. No properties have been specifically identified for sale.

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

In addition to management information systems, the Year 2000 risks include those related to "embedded technology," such as micro-controllers, and to the Year

2000 issues of other parties with which the Company has material relationships. UIRT has completed the process of assessing these risks. With respect to embedded technology, the assessment process included surveying each of the properties to determine which systems may be subject to disruptions.

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


                          United Investors Realty Trust
                      Calculation of Funds From Operations
                      and Funds Available for Distribution

                                                    Three Months Ended                 Nine Months Ended
                                                 30-Sept-99     30-Sept-98        30-Sept-99     30-Sept-98
                                                ---------------------------      ---------------------------
Funds from operations:
Net income ..................................   $1,288,758      $1,252,092         3,990,055     $  463,525
  Plus real estate related
   depreciation and amortization ............    1,117,665         808,468         3,187,377      1,922,346
  Plus write-off of costs associated
   with unsuccessful acquisition ............         -            115,000             -            115,000
  Plus loss on early extinguishment of debt .         -             -                  -            232,532
  Plus write-off of unamortized bridge
   financing costs ..........................         -             -                  -          2,240,652
  Plus minority interest in down REIT
   partnerships .............................       41,452          29,280          120,501          49,280
                                                ----------      ----------       ----------      ----------

Funds from operations .......................   $2,447,875      $2,204,840       $7,297,933      $5,023,335
                                                ==========      ==========       ==========      ==========

Funds from operations per share and downReit
 unit .......................................   $     0.25      $     0.23       $     0.75      $     0.70
                                                ==========      ==========       ==========      ==========

Funds available for distribution:
Funds from operations .......................   $2,447,875      $2,204,840       $7,297,933      $5,023,335
Plus amortization of financing costs ........       31,695          45,014          114,710          91,258
Less tenant improvements and leasing
 commissions ................................      (66,540)       (103,960)        (312,600)       (195,686)
Less non-recoverable recurring capital
 improvements ...............................      (74,631)        (49,440)        (214,726)        (67,470)
Less straight line rents, net of
 $80,000 bad debt write-off in
 March 1999 .................................      (90,162)        (42,472)        (200,775)       (176,823)
Plus forgiveness of option loans ............       40,751            -             122,253            -
Other .......................................         -             57,352           43,014          91,915
                                                ----------      ----------       ----------      ----------

Funds available for distribution ............   $2,288,988      $2,111,334       $6,849,809      $4,766,529
                                                ==========      ==========       ==========      ==========
Funds available for distribution per share
 and downReit unit ..........................   $     0.23      $     0.22       $     0.70      $     0.66
                                                ==========      ==========       ==========      ==========

Basic and diluted weighted average number of
 shares and downReit partnership units ......    9,786,172       9,752,233        9,791,829       7,223,355


Note 1-Definitions

The Company considers funds from operations to be an alternate measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization of real estate assets as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The National Association of Real Estate Investment Trusts defines funds from operations as net income plus depreciation and amortization of real estate assets, less gains and losses on sales of properties. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from operations increased to $2,448,000 for the third quarter of 1999, as compared to $2,205,000 for the same period of 1998.


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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has limited exposure to financial market risks, including changes in interest rates. The fair value of the Company's investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of the Company's investment portfolio. Based on the amount of variable rate debt outstanding at September 30, 1999, a sustained 100 basis point change in interest rates for the next 12 months could result in as much as a $150,000 difference in interest expense. The Company does not have any significant foreign operations and thus are not materially exposed to foreign currency fluctuations.

PART II - Other Information

Item 1 - Legal Proceedings - None

Item 2 - Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submisson of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         (b) Reports on Form 8-K
             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          UNITED INVESTORS REALTY TRUST

      Dated: November 9, 1999            /s/ R. Steven Hamner
                                       ----------------------------
                                       R. Steven Hamner,
                                       Vice President,Chief Financial Officer