Form 10-K
period 1999-12-31
UNITED INVESTORS REALTY TRUST
filed 2000-03-29
CIK 868196

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15d
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER: 001-13915

                            ------------------------

                          UNITED INVESTORS REALTY TRUST
       (Exact Name of Registrant as Specified in Its Declaration of Trust)

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     The aggregate market value of the common shares of beneficial interest held by non-affiliates was approximately $51,550,000 based upon the closing price on the NASDAQ Stock Market for such shares of $6.00 on March 15, 2000.

     As of March 15, 2000, the number of common shares of beneficial interest outstanding was 9,043,892.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         UNITED INVESTORS REALTY TRUST
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                 TABLE OF CONTENTS

ITEM NO.                                                         PAGE NO.
---------                                                        --------
                                     PART I

     1.   Business                                                    1
     2.   Properties                                                  8
     3.   Legal Proceedings                                          10
     4.   Submission of Matters to a Vote of Security Holders        10

                                    PART II

     5.   Market for Registrant's Common Equity and Related
          Shareholder Matters                                        10
     6.   Selected Financial Data                                    11
     7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        12
     7A.  Quantitative and Qualitative Disclosure
          about Market Risk                                          15
     8.   Financial Statements and Supplementary Data                15
     9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                        16

                                    PART III

    10.   Directors and Executive Officers of the Company            16
    11.   Executive Compensation                                     16
    12.   Security Ownership of Certain Beneficial Owners
          and Management                                             16
    13.   Certain Relationships and Related Transactions             16

                                    PART IV

    14.   Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                                16

          SIGNATURES                                                 20


                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this report on Form 10-K incorporates by reference information from the Registrant's definitive proxy statement relating to the Registrant's 2000 annual meeting to be filed with the Securities and Exchange Commission within 120 days of the close of the Registrant's fiscal year.

                           FORWARD LOOKING STATEMENTS

     The information contained and incorporated by reference in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"). A number of factors could cause results to differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the retail industry in general and in the Company's specific market areas, changes in prevailing interest rates and the availability of financing, inflation, economic conditions in general and in the Company's specific market areas, labor disturbances, demands placed on management by the recent substantial increase in number of properties owned by the Company, changes in the Company's acquisition plans, the timing of and anticipated proceeds from the sale of assets, and certain other factors described under "Business" in Item 1 below. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included or incorporated by reference in this Form 10-K do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks,"
"pro forma," or "anticipates," or the negatives thereof, or other variations thereon or comparable terminology, or by discussions of strategies or intentions.

                                     PART I

ITEM 1. BUSINESS

     UIRT is a real estate investment trust formed under the Texas REIT Act. We elected to be taxed as a REIT under the Internal Revenue Code for our taxable year ended December 31, 1989 and for each subsequent taxable year. Our principal executive offices are located at 5847 San Felipe, Suite 850, Houston, Texas 77057, and our telephone number is (713) 781-2860, our fax number is (713) 781-3846, and our internet address is www.UIRT.com.

     We acquire, develop, and operate neighborhood and community shopping centers in the "Sunbelt" region of the United States. As of December 31, 1999, we owned controlling interests in 28 shopping centers and a 50% non-controlling interest in a limited partnership that owns one project under development. The 28 operating shopping centers comprised approximately 3,100,000 square feet of gross leaseable area ("GLA"), of which approximately 700,000 square feet was owned by grocery store operators and other third parties.

     Of our 28 properties, 23 are 100% owned directly or indirectly. Two of the properties are owned through limited partnerships in which we hold at least 96% of the partnership interests. Three of the properties are owned pursuant to capital lease arrangements that have transferred to us virtually all risks and rewards of ownership. As noted, we also own a 50% non-controlling interest in a limited partnership that owns one property under development at December 31, 1999.

     Of the 28 neighborhood and community shopping centers owned as of December 31, 1999, 19 are located in Texas (including eight in the Houston area and six in the Dallas/Ft. Worth area), four are located in Florida, three are located in Arizona, and two are located in Tennessee. The properties are located in areas we believe provide busy working families with the opportunity to do most of their shopping between work and home. The properties range in size from approximately 16,000 square feet to approximately 316,000 square feet, and are anchored primarily by national and regional supermarkets, drug stores and retailers that offer everyday necessities to their neighborhood communities. Approximately 95% (based on GLA) of the existing leases at the properties are triple net. The tenants under such leases are required to pay base rent and their respective shares of the common area maintenance charges, real estate taxes and insurance costs incurred annually at their respective properties.

     UIRT is managed for a fee by the Investment Manager, FCA Corp. Robert W. Scharar, Chairman of the Board, President, and Chief Executive Officer of UIRT, is the principal shareholder of the Investment Manager's parent corporation. The Investment Manager originally sponsored the organization of UIRT in 1989 as a benefit to a number of financial planning clients who desired to include real estate properties in their investment portfolios. In return for the fee paid by UIRT, the Investment Manager currently provides certain administrative, accounting, financial, and operating personnel to UIRT. In addition, UIRT also reimburses the Investment Manager for the costs of other personnel, essentially involved in property operations, and their related occupancy costs. The
Investment Manager has dedicated to the administration of UIRT, on a priority basis, the services of Randall D. Keith, R. Steven Hamner, and Joseph W. Karp who serve as our Vice President-Chief Operating Officer, Vice President-Chief Financial Officer and Vice President-Asset Management and Leasing, respectively.

BUSINESS STRATEGIES

     UIRT operated from 1989 until 1998 as a private REIT. On March 13, 1998, we completed an initial public offering of 7,600,000 common shares of beneficial interest. In April 1998, we issued another 1,000,000 common shares of beneficial interest pursuant to the exercise of the underwriters' overallotment options. Prior to the IPO, we had outstanding approximately 915,000 shares.

     In 1998 and 1999, our primary growth strategy was the acquisition of operating shopping centers. We used proceeds from the IPO and our revolving line of credit and assumed existing mortgage loans in order to make these acquisitions. As discussed below, however, we believe current market and economic conditions require us to modify this strategy.

     Our common shares, and the common shares of most equity REITs, have recently traded at prices that we believe reflect a high return expectation by shareholders. In addition, interest rates on mortgage loans have increased significantly during the last 12 months. Accordingly, we believe that cash flows from properties with characteristics we desire may not provide an adequate return on invested capital, and therefore, we do not plan to make substantial property acquisitions while such conditions exist.

     Our primary strategies for the foreseeable future are (1) increase the overall portfolio occupancy from its current 89% to approximately 95%, which we believe current market conditions warrant, (2) develop, on a highly selective basis, new properties that we anticipate will provide higher than normal returns, (3) invest new capital in certain of our existing centers in order to take advantage of redevelopment opportunities that we believe may also provide higher than normal returns, (4) capital repositioning through selective sales of properties that may no longer meet our investment criteria, and maximizing our financing alternatives. Following is a brief summary of each of these strategies.


     Leasing Strategy

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

     During 1999, three of our larger tenants defaulted on their lease obligations and vacated an aggregate of approximately 100,000 square feet of GLA. Another major tenant vacated its 28,000 square foot space upon the expiration of its lease term in January 2000. None of these spaces have been released, and accordingly, our occupancy level is approximately 89%, or 5% lower than occupancy at the beginning of 1999. We anticipate leasing some or all of this space during 2000, which if we are successful, we expect will significantly increase our revenue and net income.

     Development Strategy

     We also intend to develop a limited number of new properties. We believe that development properties, if well-located and appropriately pre-leased, can provide better than average returns. Because the risk inherent in such development is also potentially greater than in acquisition of mature properties, we intend to limit our exposure to such development activities, at any one time, to approximately 20% of our GLA.

     When we identify a development opportunity, we generally enter into an arrangement with a local developer whereby we are not compelled to take title to or fund the acquisition of the property unless certain conditions are met. Such conditions generally include: binding leases with anchor tenants must be executed; the land entitlement process must be substantially complete; land acquisition and development costs must be identified; and financing sources and costs must be circumscribed.

     In November 1999, a wholly owned subsidiary of UIRT and an affiliate of the Stuart S. Golding Co. formed a partnership to develop a new shopping center in the Tampa, Florida area. We own a 50% interest (through our wholly owned subsidiary) in the partnership. The shopping center will be anchored by a 48,000 square foot Kash N Karry grocery store, and is expected to be completed during the fourth quarter of 2000.

During 1998, we entered into three development projects:

     - We agreed to purchase two neighborhood shopping centers under development in Houston from a local developer. Both centers are anchored by Albertson's, which owns its own space within the centers. The remaining space was substantially leased to tenants acceptable to us prior to our acquisition of the property. We acquired one of these centers in January 1999 and the other in August 1999.

     - In Tampa, Florida, the Stuart S. Golding Co. developed a shopping center for us that is anchored by a Kash N Karry grocery store (whose lease is guaranteed by its parent company, Food Lion, Inc.). This property was completed in June 1999 and is currently 100% leased.

     Redevelopment Strategy

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

     During 1999, we started the redevelopment of McMinn Plaza in Athens, Tennessee. Although this negatively impacts net income and cash flow from operations during the development period, we believe it will enhance our longer term prospects. The project includes the construction of a new 60,000 square foot building that we have leased to a regional grocery company for an initial term of 20 years. We expect to complete this project during the fourth quarter of 2000. We are considering the possibility of additional redevelopment projects. Whether we undertake these projects will depend on the availability and cost of necessary capital, the complexity of the project, and our assessment of the potential returns.

     Capital Repositioning Strategy

     Some of our properties may not offer the opportunities we are presently seeking, and yet remain attractive to investors with different investment criteria. If we are able to negotiate appropriate sales prices we may sell certain properties. Depending upon conditions existing after any such sales, we may use sales proceeds to reduce our debt, repurchase shares pursuant to our previously announced share repurchase program, and invest in new and existing properties as discussed above.

     At December 31, 1999, we had identified five properties that may no longer have the investment characteristics currently attractive to us. In 1999, these properties accounted for approximately $4,100,000 in revenue and had a carrying value of approximately $25,000,000 at December 31, 1999.

FINANCING STRATEGIES

     Successful implementation of our strategies will require significant new capital. Releasing vacant space typically requires high expenditures for build-out allowances, leasing commissions, and other tenant inducements. Development and redevelopment projects are substantially more costly than releasing and require correspondingly greater capital. In addition, we presently intend to continue making quarterly distributions of $0.215 per common share. Accordingly, we must raise new equity capital, increase our debt levels, and/or sell properties in order to supply our capital needs.

     We intend to finance our acquisitions, redevelopments and developments and make our quarterly distributions to shareholders with what we consider to be the most appropriate sources of capital, which may include cash flows from operations, the issuance of equity securities (including preferred shares, rights, or warrants), the issuance of downREIT units and interests in privately financed joint ventures, bank and other institutional borrowings (secured and unsecured), the issuance of debt securities and proceeds from the sale of properties. As previously described, recent market conditions have resulted generally in a high cost of public equity capital, and we do not presently have plans to issue new public equity capital.

     We use two types of debt financing, long-term fixed rate mortgages and a secured revolving line of credit with a variable interest rate (see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations). At December 31, 1999, we had several unencumbered properties we could use to secure additional mortgage loans and over $8 million available under the credit line. However, current covenants in our revolving credit agreement may preclude us from utilizing all of our borrowing capacity.

     One of the credit agreement covenants limits total company debt to not more than 50% of a formula-based calculation of total asset value. As of December 31, 1999, our total debt represented approximately 55% of such value. We have begun discussions with our lender concerning the modification of the loan terms to increase this limit to 60% and cure the default. We may add one or more unencumbered proerties to our lender's pool of collateral properties to facilitate the modification. In the event the lender is unwilling to modify the agreement, the lender could accelerate the debt, which is scheduled to mature in August 2001.

     The lender has indicated the willingness to modify the covenant and accordingly, management believes the Company will be able to successfully modify the credit agreement. In the event the Company is unsuccessful, management believes the credit agreement can be refinanced with other lenders, although at higher interest rates.

EMPLOYEES

     At December 31, 1999, we had no employees. The Investment Manager had approximately 16 employees who were utilized on an essentially full time basis for UIRT business.

RISK FACTORS

     An investment in the Company involves various investment risks. Prospective investors should carefully consider the following factors together with the information provided elsewhere in this Annual Report in evaluating an investment in the Company.

High Distribution Payout Ratio

     Since the IPO, our annual distribution per common share has been $0.86. This distribution amount represents approximately 94% of our Funds Available for Distribution in 1999. Funds Available for Distribution ("FAD") is FFO reduced by capital expenditures required to maintain the properties (roof and parking lot repairs and replacements, equipment replacements, major maintenance, etc.) and leasing costs (broker commissions, tenant improvement costs, and other inducements), along with certain other adjustments.

     We believe that FAD per share in 2000 may be less than $0.86 per share. Accordingly, in order to continue making annual distributions at a level of $0.86 per share, we will be required to access funds through borrowing, issuance of equity instruments or the sale of assets. Should we be unable to access such funds, we may be unable to maintain our recent distribution level. Any such failure to make expected distributions could result in a decrease in the market price of our common shares.

Conflicts of Interest

     The fee of the Investment Manager is based on a percentage of Funds From Operations before deducting interest payments on outstanding indebtedness and the fee payable to the Investment Manager, and is not dependent upon the profitability of our Properties. Determination of the fee was not the result of an arm's-length negotiation.

Limited Geographic Diversification of the Portfolio

     Our properties are located in four states, Texas (56%), Florida (26%), Arizona (14%) and Tennessee (4%) (based on percentage of GLA), all of which are in the Sunbelt region. The concentration of the portfolio in the Sunbelt region creates the risk that, should this region experience an economic downturn, our operations may be adversely affected.

Limitations on Acquisition and Change in Control

     Our Amended and Restated Declaration of Trust (the "Charter") and Amended and Restated Bylaws (the "Bylaws") contain a number of provisions, and the Board of Trust Managers has taken certain actions, that could impede a change of control. The Charter authorizes the Board of Trust Managers to create new classes and series of shares. The issuance of securities by the Board of Trust Managers pursuant to this Charter provision could have the effect of delaying or preventing a change of control, even if a change of control were in the interest of some, or a majority of, shareholders.

Ownership Limit; Anti-Takeover Effect

     In order to maintain our qualification as a REIT, not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities). To ensure that we will not fail to qualify as a REIT under this test, our Charter provides that no holder of capital shares, other than any person approved by the Trust Managers, may directly or indirectly own more than 9.8% of the lesser of the number or value of the outstanding capital shares. There can be no assurance that there will not be five or fewer individuals who will own more than 50% in value of the shares thereby causing us to fail to qualify as a REIT. The ownership limits may discourage a change of control and may also (1) deter tender offers for common shares, which offers may be attractive to the shareholders or (2) limit the opportunity for shareholders to receive a premium for their common shares that might otherwise exist if an investor attempted to assemble a block of common shares in excess of 9.8% in number or value of the outstanding capital shares or otherwise to effect a change of control.

Changes in Investment and Financing Policies Without Shareholder Approval

     Our investment and financing policies, and our policies with respect to certain other activities, including growth, debt capitalization, distributions, REIT status and investment and operating policies are determined by the Board of Trust Managers. These policies may be amended or revised from time to time at the discretion of the Board of Trust Managers without a vote of the shareholders.

     At December 31, 1999, our debt was approximately 55% of a formula-based calculation of asset value. Although the use of leverage may increase our rate of return on investments and allow us to make more investments than we otherwise could, the use of leverage also presents an additional element of risk in the event that the cash flow from lease payments on our properties is insufficient to meet debt obligations, we are unable to meet mortgage payments, the property could be lost through foreclosure with a consequent loss of income and asset value of the Company. Currently, 23 of our properties are mortgaged to secure the repayment of indebtedness.

No Limitation in Organizational Documents on the Incurrence of Debt

     Our organizational documents contain no limitation on the amount of indebtedness which we may incur. If our debt to capitalization ratio is increased we would become more highly leveraged, resulting in an increase in debt service that could adversely affect our operating cash flow and our ability to make expected distributions to shareholders and could result in an increased risk of default on our obligations.

Failure to Continue to Qualify as a REIT Would Reduce Shareholder Returns

     We must continue to meet a number of highly technical and complex requirements to maintain our status as a REIT under the Code. Failure to continue to qualify as a REIT would result in the taxation at corporate rates and loss of pass-through tax treatment which would have a significant adverse effect on the return to shareholders. Failure to qualify as a REIT under the Code during a taxable year would generally render us ineligible to elect REIT status again until the fifth subsequent taxable year. We will not be required to make distributions to shareholders in the event that we fail to qualify as a REIT under the Code and there can be no assurance that we will continue to make distributions in such event. Transfers of the Common Shares are subject to certain restrictions to protect our REIT status under the Code. In addition, we may be subject to state or local taxes. No assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT, the federal income tax consequences of such qualification or the application of state or local taxes.

Risks Associated with Development and Construction

     We intend to selectively develop and construct neighborhood and community shopping centers on a limited basis (up to approximately 20% of GLA) with experienced joint venture partners. Risks associated with development and construction activities may include abandonment of development opportunities; goals of the joint venture partner may not be compatible with our goals; construction costs of a property exceeding original estimates, possibly making the property uneconomical; occupancy rates and rents at a newly renovated or completed property may not be sufficient to make the property profitable; financing may not be available on favorable terms for development of a property; permanent financing may not be available on favorable terms to replace a short-term construction loan; and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs. In addition, new development activities, regardless of whether they are ultimately successful, typically require a substantial portion of management's time and attention. The inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations could result in the inability to develop a property or a delay in completion of the project. Any delay in completion would delay cash flow from such project needed to service debt, if any, on such project.

REAL ESTATE INVESTMENT RISKS

Economic Performance and Value of Properties Dependent on Many Factors

     Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend on the amount of income generated and expenses incurred. If our properties do not generate income sufficient to meet operating expenses, including debt service, our income and ability to make distributions to our shareholders will decrease.

     The income from and market value of a leased property may be decreased by such factors as changes in the general economic climate, local conditions such as an oversupply of space or a reduction in demand for real estate in the area, the attractiveness of the properties to tenants and competition from other available space. Real estate values and income are also affected by such factors as government regulations and changes in real estate, zoning or tax laws, interest rate levels, the availability of financing and potential liability under environmental and other laws.

     Adverse economic conditions could decrease the ability of a tenant to make its lease payments, resulting in a reduction in our cash flow and a decrease in the value of the property leased to such tenant in the event the lease is terminated and we are unable to lease the property to another tenant on similar or better terms, or at all. In addition, we may experience delays in enforcing our rights as lessor and may incur substantial costs in protecting our investment. We not only could lose the cash flow from such defaulting tenant, but in order to prevent a foreclosure, also might divert cash flow generated by other properties to meet mortgage payments, if any, and pay other expenses associated with owning the property with respect to which the default occurred.

 Illiquidity of Real Estate Investments

     Equity real estate investments are relatively illiquid and, therefore, tend to limit our ability to make changes in our portfolio in response to changes in economic or other conditions. In addition, mortgage payments and, to the extent a property is not subject to triple net leases, certain significant expenditures such as real estate taxes and maintenance costs generally are not reduced when circumstances cause a reduction in income from the investment, and should such events occur, our income and Funds Available for Distribution would decrease.

 Changes in Laws

     Costs resulting from changes in real estate taxes generally may be passed through to tenants and, to such extent, will not affect our results of operations. Increases in income, service or transfer taxes, however, generally are not passed through to tenants under the leases and may decrease our operating cash flow and our ability to make distributions to shareholders. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures, which would decrease our operating cash flow and its distributions to shareholders.

Competition

     All of our properties are located in areas which have shopping centers and other retail facilities. Generally, there are other community shopping centers within close proximity. The amount of rentable retail space in an area could have a material adverse effect on the amount of rent we charge and on our ability to rent vacant space and/or renew leases. There are numerous commercial developers, real estate companies, REITs and major retailers that compete with us in seeking properties for acquisition and tenants for properties, many of which may have greater financial and other resources than the Company and may have substantially more operating experience than us. There are numerous shopping facilities that compete with our properties in attracting retailers to lease space. In addition, retailers at our properties face increasing competition from internet retailing, outlet malls, discount shopping clubs, catalog companies, direct mail, and telemarketing. This competition may affect the amount of percentage rent retailers pay to us and their desire to renew their leases at our properties.

Increase In Market Interest Rate May Cause a Common Share Price Decrease

     One of the factors that may influence the price of our shares in public markets is the annual distribution rate on the common shares. Thus, an increase in market interest rates may lead purchasers of common shares to demand a higher annual distribution rate, which could adversely affect the market price of the common shares. In addition, an increase in the market rate of interest may increase interest expenses under our variable rate indebtedness.

 Environmental Matters

     Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of any required remediation or removal of such substances may be substantial and the owner's liability therefore as to any property is sometimes not limited under such laws, ordinances and regulations and could exceed the value of the property. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell the property or to borrow using real estate as collateral. We are not aware of any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations, taken as a whole, after consideration of pollution liability insurance policies that we maintain.

     We believe that we are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances, and neither we nor the Investment Manager has been notified by any governmental authority of any material noncompliance, liability or other claim in connection with any of our respective present or former properties.

Uninsured Loss and Condemnation

     We carry comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to our properties with policy specifications and insured limits customarily carried for similar properties. There are, however, certain types of losses (such as from wars or earthquakes) which may be either uninsurable or not economically insurable. Should an uninsured loss occur, we could lose both our invested capital in and anticipated profits from the property, and we would continue to be obligated to repay any mortgage indebtedness on the property, other than non-recourse mortgage indebtedness. As of December 31, 1999, such non-recourse mortgage indebtedness represented 100% of our total mortgage indebtedness.

     Tenant leases may permit the tenant to terminate its lease in the event of a substantial casualty or a taking by eminent domain of a substantial portion of a property. Should any such event occur, we generally will be compensated by insurance proceeds or a condemnation award. There can be no assurance, however, that insurance proceeds, if available, or a condemnation award, if given, will equal the value of such property or our investment in such property.

ITEM 2. PROPERTIES

The following table and notes describe the Company's properties and rental information for leases in effect as of December 31, 1999:


                                              GROSS LEASABLE AREA
                                              -------------------

                                 YEAR      SQUARE FEET    SQUARE FEET                           ANNUALIZED
TEXAS                         DEVELOPED/    OWNED BY        OWNED BY     PERCENT    ANNUALIZED   BASE RENT       MAJOR TENANT(S)
SHOPPING CENTERS               RENOVATED      UIRT          ANCHORS       LEASED    BASE RENT   PER SQ. FT.    (LEASE EXPIRATION)
-----------------------------------------------------------------------------------------------------------------------------------

Albertson's Bissonnet             1999         15,542        63,000        100%      $223,665      $14.39          Albertson's
Houston, TX                                                                                                      Supermarkets (1)

Arlington Shopping Center       1982/1991      65,091        58,000         87%      $571,480      $10.12           Kroger (1)
Arlington, TX

Autobahn Shopping Center          1984         28,878             0         75%      $263,214      $12.20       Blockbuster Video
San Antonio, TX                                                                                                        (2005)

Bandera Festival Shopping         1989        189,438             0         79%    $1,250,631      $ 8.38         K-Mart (2013)
Center                                                                                                        Eckerd Drugs(2)(2008)
San Antonio, TX

Benchmark Crossing              1986/1990      58,384             0        100%      $672,271      $11.52     Jack-In-The-Box (2006)
Shopping Center                   1994                                                                          Burger King (2010)
Houston, TX                                                                                                        IHOP (2013)
                                                                                                                  Bally's (2006)

Centennial Shopping Center      1970/1984      80,492             0         57%      $436,508      $ 9.52
Austin, TX

Colony Plaza Shopping             1997         26,513        53,000         95%      $444,313      $17.55  Albertson's Supermarkets
Center                                                                                                               (1)
Sugar Land, TX


El Campo Shopping Center          1985         83,330             0         90%      $335,100      $ 4.46     David's Supermarket
El Campo, TX                                                                                                         (2002)


Garland Shopping Center           1984         33,366             0         64%      $240,935      $11.29  Blockbuster Video(2003)
Garland, TX

Hedwig Shopping Centers        1974/1987/      69,554       155,650        100%      $883,387      $12.70         Target (1)
Houston, TX                       1989                                                                           Marshall's (1)
                                                                                                          Ross Dress for Less (2010)
                                                                                                           Wherehouse Music (2000)

Highland Square Shopping          1998         64,171             0         90%      $849,042      $14.73      Radio Shack (2002)
Center
Sugar Land, TX


Hurst Shopping Center         1982/1993       47,517             0         93%      $424,235      $ 9.56  Southwestern Bell Mobile
Hurst, TX                                                                                                               (2002)



Market at First Colony         1988/1991/     100,261        62,000         97%    $1,388,143      $14.30          Kroger (1)
Houston, TX                    1994/1999                                                                           TJ Maxx (2002)
                                                                                                                  Eckerd (2014)

Mason Park Centre                 1985        160,047        58,800         94%    $1,680,720      $11.20           Kroger (1)
Houston, TX                                                                                                     Palais Royal (2006)
                                                                                                                   PetCo (2005)
                                                                                                               Walgreen's (2)(2015)


Plano Shopping Center             1985         81,590        62,000        100%      $987,981      $12.11         Albertson's
Plano, TX                                                                                                         Supermarkets (1)
                                                                                                              Hollywood Video (2007)

Richardson Shopping Center        1984         54,872        62,000         83%      $515,515      $11.34         Albertson's
Richardson, TX                                                                                                  Supermarkets (1)
                                                                                                            Blockbuster Video (2009)

Rosemeade Park Shopping           1986         49,554        58,900         51%      $311,446      $12.21          Kroger (1)
Center                                                                                                      Blockbuster Video (2003)
Carrollton, TX


Spring Shadows Shopping Center    1999         36,611        63,000         88%      $519,728      $16.24         Albertson's
Houston, TX                                                                                                     Supermarkets (1)
                                                                                                             Hollywood Video (2013)


University Park Shopping        1973/1991      91,654             0        100%      $749,770       $8.18         Albertson's
Center                                                                                                           Supermarkets
College Station, TX                                                                                                 (2023)
                                           ----------    ----------       -----   -----------     -------
   Total/Weighted Average                   1,336,865       696,350         87%   $12,748,084      $10.88


                                              GROSS LEASABLE AREA
                                              -------------------
                                                                                               ANNUALIZED
                                 YEAR                      SQUARE FEET                       STRAIGHT-LINE
FLORIDA                        DEVELOPED/    OWNED SQ.      OWNED BY   PERCENT    ANNUALIZED   BASE RENT      MAJOR TENANT(S)
SHOPPING CENTERS               RENOVATED       FT.          ANCHORS     LEASED     BASE RENT  PER SQ. FT.  (LEASE EXPIRATION)
-----------------------------------------------------------------------------------------------------------------------------------

Lake St. Charles                   1999       57,015           0           100%      $509,241     $8.93          Kash N Karry (2019)
Tampa, FL

Skipper Palms                      1984       86,503           0            95%      $665,359     $8.12          Winn Dixie (2016)
Tampa, FL

Town 'N Country Shopping      1970/1986      158,104           0           100%      $764,782     $4.84          Auto Zone (2002)
Center                                                                                                           TJ Maxx (2005)
Tampa, FL                                                                                                   Blockbuster Video (2002)

University Mall Shopping      1973/1984      315,596           0            80%    $1,283,244     $5.01          Upton's (2002)
Center                                                                                                          Office Max (2004)
Pembroke Pines, FL                                                                                             Ross Stores (2001)
                                            ---------       ------        ------   ----------     -----     Sports Authority (2012)

   Total/Weighted Average                    617,218           0            89%    $3,222,626     $5.76


TENNESSEE
SHOPPING CENTERS
----------------------------------

McMinn Plaza Shopping             1982        47,200           0           100%      $247,804     $5.25           Ingles (3)
Center
Athens, TN

Twin Lakes Shopping Center        1986        51,656           0           100%      $373,500     $7.23           Food City (2007)
Lenoir City, TN
                                              ------         ----         -----      --------     -----
   Total/Weighted Average                     98,856           0           100%      $621,304     $6.28

ARIZONA
SHOPPING CENTERS
----------------------------------

Big Curve Shopping Center     1969/1983/     126,402     100,010            95%    $1,083,425     $8.99            Albertson's
Yuma, AZ                      1990/1996                                                                            Supermarkets (1)
                                                                                                                   Michael's (1)
                                                                                                                   Walgreen's (2004)
                                                                                                              Millers Outpost (2004)
Park Northern Shopping          1982         126,852           0            92%      $725,192     $6.24            Safeway (2003)
Center
Phoenix, AZ

Southwest Walgreen's            1975          83,698           0            93%      $513,051     $6.60            Southwest
Shopping Center                                                                                                    Supermarket(2000)
Phoenix, AZ                                                                                                        Walgreens (2000)

                                             -------      -------          -----    ----------    -----
   Total/Weighted Average                    336,952      100,010           93%     $2,321,668    $7.36
                                             -------      -------         -----    ----------     -----
Grand Total/Weighted Average               2,389,891      796,360           89%    $18,913,682    $8.87

(1) The space is owned by the tenant.

(2) Tenant has vacated premises but continues to pay rent under the terms of the lease.

(3) Tenant has executed a new lease with a 20-year initial term for 60,000 square feet; UIRT is presently constructing the 60,000 square foot building. Tenant expects to occupy the new building during the fourth quarter of 2000.

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

     No matters were submitted to a vote of shareholders during the last quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common shares began trading on the NASDAQ Stock Market and on the Pacific Exchange on March 13, 1998, under the symbols "UIRT" and "UIR," respectively. On March 15, 2000, we had approximately 350 shareholders of record and approximately 4,500 beneficial owners. The following table sets forth for the periods indicated the high and low bid prices as reported by NASDAQ and the distributions declared by us during 1999.

                                                                  DISTRIBUTIONS
                                                 HIGH     LOW       DECLARED
1999                                               --------  ------   ----------
First Quarter .................................$  7.81   $ 6.75     $ 0.215
Second Quarter ................................$  8.88   $ 6.69     $ 0.215
Third Quarter ..... ...........................$  8.25   $ 6.56     $ 0.215
Fourth Quarter ................................$  7.38   $ 6.00     $ 0.215



                                                  HIGH      LOW    DISTRIBUTIONS
                                                                      DECLARED
1998                                             ------   -----    -------------
First Quarter (from March 13, 1998)...........    $10.00    $9.50     $0.000
Second Quarter................................    $10.25    $9.00     $0.215
Third Quarter.................................    $ 9.56    $6.88     $0.215
Fourth Quarter................................    $ 8.00    $6.56     $0.215

Distributions

     The fourth quarter 1998 and 1999 distribution amounts to $0.86 per share on an annualized basis. Distributions paid in 1999, totaling $0.86 per share, were comprised of ordinary taxable income of $0.70 (82%) and return of capital of $0.16 (18%). Distributions paid in 1998, totaling $0.43 per share, were comprised of ordinary taxable income of $0.19 (44%) and return of capital of $0.24 (56%). All distributions will be made by UIRT at the discretion of the Board of Trust Managers and will depend upon our earnings, our financial condition and such other factors as the Board of Trust Managers deems relevant. In order to maintain our qualification as a REIT under the Internal Revenue Code, we are required to make distributions to shareholders in an amount equal to at least 95%(90% beginning in 2001) of our "real estate investment trust taxable income," as defined in Section 857 of the Internal Revenue Code.

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


                                                             YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------------------------------

                                       1999          1998            1997            1996            1995
                                   ------------   -----------     -----------     -----------     -----------
FINANCIAL INFORMATION:
  Revenues:
    Rental revenues..............  $25,647,442   $ 17,323,768    $  6,148,575     $ 4,966,673(1)  $ 5,238,466
    Interest and other income....      348,113        426,402          27,278          67,409          44,224
                                   ------------   -----------     -----------     -----------     -----------
        Total revenue............   25,995,555     17,750,170       6,175,853       5,034,082       5,282,690
                                   ============   ===========     ===========     ===========     ===========

Income (loss) before gain on sale
  of  investment  real  estate,
  extraordinary item, minority
  interest and redeemable preferred
  share distribution requirements   $5,422,836  $   2,303,710    $   (634,189)    $   299,269     $   254,580
                                   ===========    ===========     ===========     ===========     ===========
Net income (loss) available for
  common shareholders............   $5,240,382  $   1,924,397    $   (771,716)    $   151,032     $   192,704
                                   ===========    ===========     ===========     ===========     ===========
Net income (loss) per share......   $     0.56  $        0.25    $      (0.85)    $      0.17     $      0.21
                                   ===========    ===========     ===========     ===========     ===========
Weighted average common shares...    9,433,883      7,702,709         912,493         909,405         909,397
                                   ===========    ===========     ===========     ===========     ===========
Cash distributions declared per
  common share...................   $     0.86    $     0.645            --(2)           --(2)           --(2)
                                   ===========    ===========     ===========     ===========     ===========
BALANCE SHEET INFORMATION:
  Investment real estate,
    gross........................ $177,302,953   $160,329,516     $39,734,731     $39,327,929     $34,166,161
  Total assets...................  174,965,762    164,624,109      39,286,969      37,201,773      32,461,433
  Long-term obligations..........   89,723,960     73,883,884      28,363,899      26,542,992      22,484,845
  Total liabilities..............   97,557,366     80,929,506      29,793,132      27,406,859      23,407,145
  Minority interest..............    2,745,791      2,825,284       1,571,018       1,584,673         699,984
  Preferred shares...............           --             --       1,068,226       1,068,226       1,068,226
  Net equity.....................   74,662,605     80,869,319       6,854,593       7,142,015       7,286,078
OTHER DATA:
Cash flows from:
  Operating activities...........   10,021,861      6,209,892       1,688,057       1,062,002         958,510
  Investing activities...........  (15,703,803)   (58,150,977)     (2,711,802)     (1,319,213)       (269,479)
  Financing activities...........    2,003,638     57,081,031       1,250,578         (51,293)       (384,637)
Funds From Operations(3).........    9,679,808      7,258,870 (4)   1,021,657       1,291,047       1,260,709
Number of Properties (at end of
  period)........................           28             25               8               8               6
GLA (sq. ft.) (at end of
  period)........................    2,389,891      2,243,255         754,563         753,790         542,095
Percentage of GLA leased (at end
  of period).....................           89%            95%             95%             96%             95%


(1)  Base rent was lower in 1996 as a result of the  conveyance  of the One West
     Hills building on January 1, 1996 to Ivy Realty Trust, a privately held affiliated office REIT managed by the Investment Manager. All shares of Ivy
     Realty Trust were distributed to UIRT shareholders in 1995, 1996 and 1997.

(2) For 1997, 1996 and 1995, UIRT distributed Ivy shares to UIRT shareholders with a value of $0.398, $0.40 and $0.20 per common share, respectively.

(3)  NAREIT  defines Funds From  Operations  as net income  (loss)  (computed in accordance with GAAP),  excluding gains (or losses) from debt restructuring
     and  sales  of  property,   plus  real  estate  related   depreciation  and
     amortization and after adjustments for unconsolidated entities in which the
     REIT  holds an  interest.  Management  believes  Funds From  Operations  is helpful to  investors  as a measure of the  performance  of an equity  REIT because,  along  with  cash  flows  from  operating  activities,  financing
     activities  and  investing  activities,   it  provides  investors  with  an
     understanding  of the  ability of UIRT to incur and  service  debt and make capital  expenditures.  UIRT computes  Funds From  Operations in accordance with the  standards  established  by  NAREIT,  which  may  differ  from the methodology for calculating Funds From Operations  utilized by other equity
     REITs, and accordingly, may not be comparable to such other REITs. Further,

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

(4)  1998  results  have  been  restated   downward  by  $115,000   based  on  a
     clarification by the National  Association of Real Estate Investment Trusts
     of the definition of funds from operations.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto and other information in this Annual Report on Form 10K. Historical results and trends which might appear should not be taken as indicative of future operations.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 1999 VERSUS QUARTER ENDED DECEMBER 31, 1998

     Net income was $1,250,000 or $0.14 per basic and diluted share for the fourth quarter of 1999, down from $1,461,000, or $0.15 per share, for the same quarter of 1998. The decrease in net income from 1998 to 1999 is due primarily to the increase in interest expense.

     Total revenues were $6,741,000 for the fourth quarter of 1999, as compared to $5,513,000 for the fourth quarter of 1998. This increase relates almost totally to acquisitions.

     Interest expense increased by $754,000 from $1,033,000 in 1998 to $1,787,000 in 1999. This increase was due mainly to the increase in the average debt outstanding between periods, from $54,000,000 for 1998 to $89,500,000 for 1999 and the approximately 90 basis point increase in the rate of interest we pay on our revolving line of credit. The increase in debt outstanding is primarily a result of expenditures for acquisitions since December 31, 1998 and the repurchase of common shares. The increases in depreciation and amortization, operating expenses, and property taxes were primarily the result of acquisitions.

TWELVE MONTHS ENDED  DECEMBER 31, 1999 VERSUS  TWELVE MONTHS ENDED  DECEMBER 31,
1998

     Net income was $5,240,000 or $0.56 per share in 1999, compared to net income in 1998 of $1,924,000, or $0.25 per share. Net income for 1998 includes the effect of $2,241,000 in amortization of bridge financing costs and $233,000 of extraordinary charges, or an aggregate $0.32 per weighted average share. Earnings in 1998 before such charges were $4,397,000 or $0.57 per weighted average share. Even though revenue and earnings were higher in 1999, earnings per share before non-recurring and extraordinary charges was relatively flat from 1998 to 1999, because there were 1,731,174 more weighted average shares outstanding in 1999.

     Total revenues increased 46% to $25,996,000 in 1999, compared with $17,750,000 for the prior year. This increase relates almost totally to properties acquired since December 31, 1997. These properties were acquired primarily by using the $79,000,000 in net proceeds from our initial public offering of common shares in March and April 1998. We also borrowed funds under our revolving line of credit and assumed existing mortgage loans on acquired properties.

     Recently, the cash returns from properties that have the investment characteristics we require have been in the 10% to 11% (of cost) range. Conditions in the debt and equity markets have resulted in interest rates and return on capital requirements that exceed the level we believe provides us the opportunity to earn an appropriate profit on newly acquired properties, and we do not intend to purchase properties in these circumstances. Accordingly, unless such conditions change, we believe rental revenues in 2000 will not increase substantially over the 1999 level.

     Moreover, as discussed elsewhere herein, we may dispose of one or more properties in 2000. The five properties currently identified as potential disposition candidates accounted for approximately $4,100,000, or 16%, of the 1999 revenue. The book value of these properties at December 31, 1999 is approximately $25,000,000.

     If we sell properties and then do not use sale proceeds to acquire new properties, our rental revenue in 2000 will decline. We may repurchase UIRT shares with some of the proceeds, if any, in order to mitigate the effect on per share earnings that would otherwise result from any such decline in rental revenue. However, there is no assurance that we would be able to repurchase a sufficient number of UIRT shares to mitigate the decline of rental revenue, and earnings per share may therefore decline as a result of any such sales of properties.

     Interest expense, before amortization of bridge financing costs, increased by $2,842,000, from $3,839,000 in 1998 to $6,681,000 in 1999. Weighted average debt outstanding increased from $39,000,000 for 1998 to $82,300,000 for 1999. The increase in weighted average debt outstanding is primarily a result of expenditures for acquisitions and repurchases of our common shares.

     Of the total debt and capital lease obligations of $89,700,000 at December 31, 1999, $61,500,000 bears interest at fixed rates, the weighted average of which is 8.37%. The remaining $28,200,000 of debt bears interest at 155-175 basis points over LIBOR contracts with one to six months durations. At January 31, 2000, the LIBOR rates were approximately 90 basis points higher than those of one year earlier. A 100 basis point change in LIBOR rates would have approximately a $280,000 effect on interest expense based on the amount of variable rate borrowings at December 31, 1999.

     We anticipate further increases in interest expense during 2000 for several reasons. The increases in base rates during 1999 will have a full year's effect in 2000; there has already been an additional rate increase since December 31, 1999, and other rate increases are not unlikely; and we have increased our borrowings since December 31, 1999, and may be required to make additional borrowings to meet our capital and common share distribution requirements.

     The increases in depreciation and amortization, operating expenses and property taxes were primarily the result of acquisitions since December 31, 1997. Primarily in order to manage properties acquired in 1998, the Investment Manager had approximately 11 employees more on December 31, 1998 than on the same date in 1997; since December 31, 1998, the Investment Manager employed four additional personnel. All of these employees are assigned full time to property operations, accounting, leasing, and asset management and their salaries, related benefit costs, and occupancy costs are reimbursed by UIRT to the Investment Manager. UIRT believes that the level of staffing at December 31,
1999 is generally sufficient to operate currently owned properties and additional properties that may be acquired in the foreseeable future.

     Advisory fees increased by $413,000 from $794,000 in 1998 to $1,207,000 in 1999. Advisory fees are calculated based on 6.5% of the sum of FFO (before advisory fees) and interest expense, and accordingly increase or decrease generally with revenue levels. From January 1, 1998 through June 30, 1999, the advisory fee was based on 6.8% of the calculated base. The effect on 1999 advisory fee expense of the Investment Manager's voluntary reduction was to decrease such expense by approximately $30,000.

TWELVE MONTHS ENDED  DECEMBER 31, 1998 VERSUS  TWELVE MONTHS ENDED  DECEMBER 31,
1997

     Net income was $1,924,000 or $0.25 per share in 1998, compared to net income in 1997 of ($772,000), or ($0.85) per share. Net income for 1998 includes the effect of $2,241,000 in amortization of bridge financing costs and $233,000 of extraordinary charges, or an aggregate $0.32 per weighted average share. Earnings in 1998 before such charges were $4,397,000 or $0.57 per weighted average share. Net income for 1997 includes the effect of a $788,000 charge for the issuance of stock to the Investment Manager. The increase in earnings before non-recurring and extraordinary charges is primarily a result of operating income generated by properties acquired since December 31, 1997.

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

     The increases in depreciation and amortization, operating expenses and property taxes were primarily the result of acquisitions since December 31, 1997. Primarily in order to manage properties acquired in 1998, the Investment Manager had approximately 11 employees more on December 31, 1998 than on the same date in 1997. All of these employees are assigned full time to property operations accounting, leasing, and asset management and their salaries and related benefit costs are reimbursed by UIRT to the Investment Manager.

Liquidity and Capital Resources

     It is our intention that UIRT continually have access to necessary capital. As noted elsewhere herein, we anticipate that new capital will be required in order to adequately maintain our properties, fund development and redevelopment projects, and maintain our $0.86 per share annual distribution. Although we believe present conditions in the equity markets may make issuance of equity securities unattractive for the foreseeable future, as previously noted, we believe our capital requirements and common share distributions can be funded through a combination of cash flows from operations, additional borrowings, and property sales.

     Cash flows provided by operations for the twelve months ended December 31, 1999, 1998 and 1997 were $10,022,000, $6,210,000 and $1,688,000, respectively.

     Substantially all of the year to year difference is the result of operating income from properties acquired since December 31, 1997 and the effect of changes in the amounts of and interest rates on debt.

     We executed a revolving line of credit agreement during the third quarter of 1998. The line of credit, which is collateralized by seven of our properties, provides for borrowings of up to $36,500,000 at approximately 155 basis points over a London Interbank Offered Rate. At December 31, 1999, we had borrowed approximately $23,000,000 under the line of credit, and had issued letters of credit aggregating approximately $6,000,000. Approximately $7,500,000 was available under the line of credit at December 31, 1999.

     However, current provisions of our revolving credit agreement, which we are seeking to have amended, may restrict us to relatively small increases in our total debt until and unless property sales provide significant cash proceeds. Such provisions limit our total borrowings to an amount that does not exceed 50% of a formula-based calculation of asset value. Our borrowings currently exceed this level, and pursuant to terms of the agreement, we are in default of the agreement unless our lender agrees to an amendment. If we are not successful in having the revolving credit agreement amended, or if property sales do not provide significant cash proceeds, we may be required to access alternative sources of capital to reduce our debt levels, and to meet our capital and common share distribution requirements.

     The 20 properties acquired since December 31, 1997 comprise approximately 1,690,000 square feet of GLA, and were acquired subject to approximately $57,167,000 in mortgage debt. We have also borrowed approximately $18,700,000 under our revolving line of credit for the cash portion of certain properties' purchase prices. In addition, one of the properties was acquired by a limited partnership in which UIRT is the sole general and a majority limited partner; the limited partnership issued limited partnership units to the sellers of the property in consideration of the sellers contributing the property to the partnership. Such limited partnership units were valued at approximately $2,386,000, and are convertible to 238,600 Common Shares.

     Pursuant to Board approval, UIRT repurchased 469,500 common shares during the third and fourth quarters of 1999. The prices paid were the market prices on the dates of purchase and averaged approximately $6.84 per share. The share repurchases were funded with approximately $3,211,000 in proceeds from our revolving line of credit. In January 2000, our Board of Trust Managers authorized us to repurchase as many as 1,000,000 additional shares in open market and privately negotiated transactions, such authorization to expire on December 31, 2000. We believe that at recent prices, and absent higher yielding acquisition and development opportunities, the repurchase of common shares of UIRT provides an attractive reinvestment opportunity. If we have sufficient capital resources and proceeds from sales of property, after repaying debt and providing for our quarterly distributions to shareholders, we intend to continue buying UIRT shares.

Year 2000 Issue

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize the "00" as 1900 rather than the year "2000", which could result in a major system failure or miscalculations. The prior year financial statements disclosed that the Company had assessed the potential impact of the issue and did not anticipate that the year 2000 issue would pose significant operations problems for the Company.

     To date, there have been no problems, interruptions or uncertainties resulting from the Year 2000 issue as it relates to the Company or its operations, and we do not anticipate any future problems or costs resulting from the year 2000 issue.

Funds From Operations

     We consider funds from operations to be an alternate measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization of real estate assets as operating expenses. We believe that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The National Association of Real Estate Investment Trusts defines funds from operations as net income plus depreciation and amortization of real estate assets, less gains and losses on sales of properties. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of UIRT's operating performance or to cash flows as a measure of liquidity. Funds from operations increased to $2,419,000 for the fourth quarter of 1999, as compared to $2,351,000 for the same period of 1998. For the twelve months ended December 31, 1999, funds from operations totaled $9,680,000, up $2,421,000 from the same period of the prior year. This increase relates almost totally to the impact of UIRT's acquisitions since December 31,1998.

                          United Investors Realty Trust
                      Calculation of Funds From Operations
                      and Funds Available for Distribution

                                                      Three Months Ended                 Twelve Months Ended
                                                 31-Dec-99      31-Dec-98          31-Dec-99           31-Dec-98
                                                                                                        Restated
                                                --------------------------------------------------------------------
Funds from operations:
Net income                                     $1,250,328     $ 1,460,871           $5,240,382         $ 1,924,397
  Plus real estate related depreciation
  and amortization                              1,106,400         859,162            4,256,972           2,781,508
Plus loss on early extinguishment of debt          36,477              --               36,477             232,532
Plus write-off of unamortized bridge
  financing costs                                     --               --                   --           2,240,652
Plus minority interest in downREIT
  partnerships                                     25,477          30,501              145,977              79,781
                                               ----------     -----------           ----------          ----------

Funds from operations(1)                       $2,418,682     $ 2,350,534           $9,679,808         $ 7,258,870
                                               ==========     ===========           ==========         ===========

Funds from operations per share and downReit
 unit                                          $     0.25     $      0.24           $     1.00         $      0.92
                                                =========    ============           ==========         ===========


Funds available for distribution:
Funds from operations                           $2,418,682    $ 2,350,534           $9,679,808         $ 7,258,870
Plus amortization of financing costs                61,801         43,050              176,511             134,308
Less tenant improvements and leasing commissions  (181,293)      (145,427)            (493,893)           (341,113)
Less non-recoverable recurring capital
 improvements                                     (137,952)       (44,448)            (352,678)           (111,918)
Less straight line rents, net of $80,000
  bad debt write-off in March 1999                 (78,728)      (170,060)            (279,546)           (346,884)
Plus forgiveness of option loans                    40,751            --               163,004                  --
Amounts received from seller
  pursuant to master lease                              --         43,014                   --             134,929
                                                ----------    -----------            ---------         -----------

Funds available for distribution                $2,123,261     $2,076,663           $8,893,206          $6,728,192
                                                ==========     ==========           ==========          ==========
Funds available for distribution per share
 and downReit unit                              $     0.22     $     0.21           $     0.92          $     0.86
                                                ==========     ==========           ==========          ==========

Basic and diluted weighted average number of
 shares and downReit partnership units           9,488,911      9,711,220            9,715,477           7,853,174
                                                ==========     ==========           ==========          ==========

(1) The twelve months ended December 31, 1998 results have been restated downward by $115,000 based on a clarification by the National Association of Real Estate Investment Trusts of the definition of funds from operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have limited exposure to financial market risks, including changes in interest rates. An increase or decrease of 100 basis points in interest rates would have approximately a $280,000 effect on interest expense based on the amount of variable rate borrowings at December 31, 1999. All such variable rate borrowings have original maturities through 2001. We do not have any significant foreign operations and thus are not materially exposed to foreign currency fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

Page
-----
F-1     (a)  Report of Independent Auditors
F-2     (b)  Consolidated Balance Sheets-December 31, 1999 and 1998
F-3     (c)  Consolidated Statements of Operations-Years ended December 31,
              1999, 1998 and 1997
F-4     (d)  Consolidated  Statements  of Redeemable  Preferred  Shares and
             Common Shareholders' Equity-Years ended December 31, 1999, 1998 and
             1997
F-5     (e)  Consolidated  Statements of Cash Flows-Years ended December 31,
             1999, 1998 and 1997
F-6     (f)  Notes to Consolidated Financial Statements
                                      15

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

                                    PART IV

   ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1. Financial Statements

         Report of Independent Auditors                                   F-1

         Consolidated Balance Sheets as of
         December 31, 1999 and 1998                                       F-2

         Consolidated  Statements of Operations for the years
         ended December 31, 1999, 1998 and 1997                           F-3

         Consolidated Statements of Redeemable Preferred
         Shares and Common Shareholders' Equity for the
         years ended December 31, 1999, 1998 and 1997                     F-4

         Consolidated  Statements of Cash Flows for the years
         ended December 31,1999, 1998 and 1997                            F-5

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

      3.  Exhibits

 Exhibit
 Number            Description

   3.1 First Amended and Restated Declaration of Trust (Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

   3.2    First  Amended and  Restated  Bylaws  (Incorporated  by  reference  to
          Exhibit 3.2 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  4.1 Instruments defining the rights of security holders. The instruments are filed in response to items 3.1 and 3.2 above and are incorporated herein by reference.

  4.2 Common share certificate (Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

 10.1 Contribution Agreement by and between UIRT-Centennial, L.P., as "Partnership" and Centennial Acquisition Corp., as "Contributor"
          (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K, dated March 16, 1999)

 10.2 Today Green Oaks, L.P. Agreement of Limited Partnership (Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K, dated March 16, 1999)

 10.3 Second Amendment to Acquisition Agreement by and between Six Flags Joint Venture, Today Melbourne Plaza, L.P., Today Northwest Crossing, L.P., Today Green Oaks, L.P., Today Parkwood, L.P., and Today Richwood, L.P., as Seller, and United Investors Realty Trust as assignee of Buyer (Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K, dated March 16, 1999)

  10.4 Lease Agreement By and Between Today Parkwood, L.P., as Landlord and United Investors Realty Trust as Tenant pertaining to Parkwood Square Shopping Center Plano, Collin County, Texas dated December 31, 1998 (Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K, dated March 16, 1999)

  10.5 Lease Agreement By and Between Today Richwood, L.P., as Landlord and United Investors Realty Trust as Tenant Pertaining to Richwood Shopping Center Richardson, Dallas County, Texas dated December 31, 1998 (Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K, dated March 16, 1999)

  10.6 Declaration of Trust dated December 31, 1998 by Today Green Oaks GP, Inc., a Texas corporation ("Trustee") for and on behalf of United Investors Realty Trust, a Texas real estate investment trust ("Owner")(Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K, dated March 16, 1999)

  10.7 Promissory Note between UIRT Lake St. Charles and First Union National Bank (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K, dated March 16, 1999)

  10.8 Construction Loan Agreement between First Union National Bank and UIRT (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K, dated March 16, 1999)

  10.9 Promissory Note dated as of October 16, 1995 executed by Today Northwest Crossing, L.P. in favor of First Union National Bank of North Carolina (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K, dated March 16, 1999)

  10.10 Promissory Note dated as of October 16, 1995 executed by Today Melbourne Plaza, L.P. in favor of First Union National Bank of North Carolina (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K, dated March 16, 1999)

  10.11 First Amended and Restated Advisory Agreement dated as of June 9, 1997, by and between the Company and Investment Manager (Incorporated by reference to Exhibit 10.1 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.12 1997 Share Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.13   Form  of  Indemnification  Agreement  (Incorporated  by  reference  to
          Exhibit 10.3 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

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

  10.21 Note Secured by Deed of Trust dated November 9, 1990 executed by George I. Brown and George I. Brown, as Trustee of the Waipio Trust II in favor of The Travelers Insurance Company (Incorporated by reference to Exhibit 10.13 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.22 Earnest Money Contract dated October 13, 1997, by and among the Company, Balous Miller, John K. Miller, Douglas Miller and Louis Vance (Incorporated by reference to Exhibit 10.14 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.23 Agreement for the Purchase and Sale of Commercial Real Estate dated December 12, 1997, by and between the Company and the Board of Pension Commissioners of the City of Los Angeles (Incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.24 Contract of Sale dated December 5, 1997, by and between the Company and Desert Pacific Properties, L.L.C. (Incorporated by reference to
          Exhibit 10.16 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.25 Contract of Sale dated December 5, 1997, by and between the Company and Rosemeade Park Limited Partnership (Incorporated by reference to
          Exhibit 10.17 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.26 Letter Agreement dated November 25, 1997 and October 15, 1997, by and among the Company, Town `N Country Plaza of Tampa, Limited and James
          H. Shimberg, Trustee on Behalf of Landowner (Incorporated by reference to Exhibit 10.18 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.27 Contract of Sale dated December 5, 1997, by and between Market at First Colony Joint Venture, Hedwig II Joint Venture, PFL-290 Limited Partnership, R & R Limited Partnership, Hedwig II, Inc. and the Company (Incorporated by reference to Exhibit 10.19 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.28 Letter Agreement dated February 17, 1998, by and between the Company, Town `N Country Plaza of Tampa, Limited and James H. Shimberg, Trustee on Behalf of Landowner (Incorporated by reference to Exhibit 10.20 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.29 Contract of Sale dated April 17, 1998 by and between United Investors, Realty Trust and Veriguest Colony Plaza One 1997. (Incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q dated May 14, 1998)

  10.30 Purchase Option dated April 17, 1998 by and between United Investors, Realty Trust and Veriguest Property Commerce 1995-1, a Texas joint venture.(Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q dated May 14, 1998)


  10.31 Contract of Sale dated March 23, 1998, by and between the Company and Dermot Big Curve, LLC (incorporated by reference to Exhibit 10.28 to the Company's Current Report on Form 8-K dated June 11, 1998)

  10.32 Promissory Note dated as of September 20, 1996 made by Dermot Big Curve, LLC to Liberty Mortgage Acceptance Corporation, as beneficiary in the principal amount of $6,072,000 (incorporated by reference to
          Exhibit 10.29 to the Company's Current Report on Form 8-K dated June 11, 1998)
                                       18

  10.33 Contract of Sale dated October 15, 1997 by and between the Company, Town N' Country Plaza of Tampa, Ltd. and trustee, James H. Shimberg on behalf of land owner (incorporated by reference to Exhibit 10.30 to Company's Quarterly Report on Form 10-Q dated August 14, 1998)

  10.34 Promissory Note Dated December 16, 1997 between South Trust Bank, National Association and Town 'N Country Plaza of Tampa, Ltd. (incorporated by reference to Exhibit 10.31 to Company's Quarterly Report on Form 10-Q dated August 14, 1998)

  10.35 Amended and Restated Partnership Agreement dated May 15, 1998 of UIRT Town 'N Country, L.P.(incorporated by reference to Exhibit 10.32 to Company's Quarterly Report on Form 10-Q dated August 14, 1998)

  10.36   Contract  of Sale dated June 4, 1998,  by and  between the Company and
          Highland  Square Partners Ltd.  (incorporated  by reference to Exhibit
          10.35 to the  Company's  Current  Report on Form 8-K dated  October 7,
          1998)

  10.37 Promissory note dated as of November 26, 1996 made by Highland Square Partners, Ltd. to Belgravia Capital Corporation, as beneficiary in the principal amount of $4,525,000. (incorporated by reference to Exhibit
          10.36 to the  Company's  Current  Report on Form 8-K dated  October 7,
          1998)

  10.38 Promissory note dated November 26, 1997 made by Veriquest Colony Plaza One 1997 to Holliday Fenoglio, L.P., as beneficiary in the principal amount of $3,200,000.(incorporated by reference to Exhibit 10.9 to Company's Quarterly Report on Form 10-Q dated November 10, 1998)

  10.39 Revolving Credit Agreement dated August 25, 1998 made by and among the Company and Wells Fargo Bank, National Association.(incorporated by reference to Exhibit 10.10 to Company's Quarterly Report on Form 10-Q dated November 10, 1998)

**10.40   Third Modification of Credit Agreement dated December 13, 1999 made by
          and  between  Wells  Fargo  Bank,  National   Association  and  United
          Investors Realty Trust.

**10.41 Fourth Modification of Credit Agreement dated December 13, 1999 made by and between Wells Fargo Bank, National Association and United Investors Realty Trust.

**10.42 Golding United FishHawk Ltd. Agreement of Limited Partnership by and between Golding United FishHawk, Inc., a Florida corporation, as the General Partner, and UIRT FISHHAWK LLC, a Florida limited liability company ("UIRT"), and The Stuart S. Golding Company, a Florida corporation ("SSG"), as the Limited Partners.

**23.1    Consent of Independent Auditors

**27.1    Financial Data Schedule

  (b) Reports on 8-K

      None

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

                                 UNITED INVESTORS REALTY TRUST
                                 (Registrant)


Date:  March 15, 2000               By /s/ Robert W. Scharar
                                    ___________________________________________
                                    Robert W. Scharar
                                    President and Chief Executive Officer


Date:  March 15, 2000               By /s/ R. Steven Hamner
                                    ___________________________________________
                                    R. Steven Hamner
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Name                          Capacity                        Date

   /s/ Robert W. Scharar           Trust Manager and
   __________________________      Chairman of the Board      March 15, 2000
   Robert W. Scharar


   /s/ Josef C. Hermans
   __________________________      Trust Manager              March 15, 2000
   Josef C. Hermans


   /s/ William C. Brooks           Trust Manager              March 15, 2000
   __________________________
   William C. Brooks


   /s/Frederick E. Fisher          Trust Manager              March 15, 2000
   __________________________
   Frederick E. Fisher

                           REPORT OF INDEPENDENT AUDITORS

     The Board of Trust Managers and Shareholders
     United Investors Realty Trust

          We have audited the accompanying consolidated balance sheets of United Investors Realty Trust and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, redeemable preferred shares and common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Investors Realty Trust and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                  /s/ Ernst & Young LLP

     Houston, Texas
     January 22, 2000

                 UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                         ASSETS
                                                                               DECEMBER 31,
                                                                        --------------------------
                                                                           1999             1998
                                                                        ----------      -----------
Investment real estate:
  Land...........................................................    $48,964,963       $ 44,290,975
  Buildings and improvements.....................................    127,232,647        114,716,718
  Property under development.....................................      1,105,343          1,321,823
                                                                      ----------        -----------
                                                                     177,302,953        160,329,516
  Less accumulated depreciation..................................    (11,164,573)        (7,434,343)
                                                                     -----------        -----------
  Investment real estate, net....................................    166,138,380        152,895,173
Cash and cash equivalents........................................      1,807,791          5,486,095
Accounts receivable, net of allowance of $112,047 and $120,333
  in 1999 and 1998, respectively.................................      2,876,523          2,733,070
Prepaid expenses and other assets................................      4,143,068          3,509,771
                                                                      ----------        -----------

          Total assets...........................................   $174,965,762       $164,624,109
                                                                     ===========        ===========
                       LIABILITIES, MINORITY INTEREST,
                       AND COMMON SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable.........................................    $50,043,083       $ 55,248,437
  Capital lease obligations......................................     11,529,745          9,914,054
  Construction note payable......................................      5,198,132          1,221,393
  Short-term notes and line of credit............................     22,953,000          7,500,000
  Accounts payable -- trade......................................      2,604,242          1,761,208
  Accrued property taxes.........................................      2,463,128          2,516,291
  Security deposits..............................................        820,363            722,421
  Distributions payable..........................................      1,945,673          2,045,702
                                                                      ----------        -----------
          Total liabilities......................................     97,557,366         80,929,506
                                                                      ----------        -----------
Minority interest in consolidated partnerships...................      2,745,791          2,825,284
                                                                      ----------        -----------

Commitments and contingencies

Common shareholders' equity:
  Common  shares  of  beneficial  interest,  no par  value,
  500,000,000  shares authorized,  9,514,889  shares
  issued at December 31, 1999 and 1998...........................     87,233,173         87,155,327
  Accumulated deficit............................................     (8,517,310)        (5,701,789)
                                                                      ----------         ----------
                                                                      78,715,863         81,453,538
  Less:
     Treasury shares, at cost, 470,997 and 80,000 at
     December 31, 1999 and 1998, respectively....................     (3,238,227)          (584,219)
     Shareholder notes receivable................................       (815,031)                --
                                                                      ----------         ----------
          Total common shareholders' equity......................     74,662,605         80,869,319
                                                                      ----------         ----------
          Total liabilities, minority interest,
             and common shareholders' equity.....................   $174,965,762       $164,624,109
                                                                    ============       ============

                            See accompanying notes.

                 UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                           --------------------------------------
                                                              1999          1998             1997
                                                          ----------      ---------       ---------
Revenues:
  Base rents...........................................   $19,572,159     $13,231,250      $4,954,820
  Percentage rents.....................................       315,400         322,633          26,400
  Expense reimbursements...............................     5,759,883       3,769,885       1,167,355
  Interest and other income............................       348,113         426,402          27,278
                                                          -----------     -----------      ----------
          Total revenues...............................    25,995,555      17,750,170       6,175,853
                                                          -----------     -----------      ----------
Expenses:
  Property operating ..................................     2,852,058       1,854,467         609,673
  Property taxes.......................................     3,681,844       2,485,915         793,359
  Property management fees.............................       272,272         307,783         178,030
  General and administrative...........................     1,621,654       1,016,508         384,762
  Advisory fees........................................     1,207,189         794,043         312,000
  Share grant to Advisor and officers..................           --              --          787,500
  Interest (including write-off of $2,240,652 in
    unamortized bridge financing costs in 1998)........     6,680,730       6,079,889       2,435,538
  Depreciation and amortization........................     4,256,972       2,907,855       1,309,180
                                                          -----------     -----------      ----------
          Total expenses...............................    20,572,719      15,446,460       6,810,042

Income (loss) before minority interest, extraordinary
  item and preferred share distribution requirements        5,422,836       2,303,710        (634,189)

Minority interest in earnings of consolidated
  partnerships..........................................     (145,977)       (126,111)        (40,894)
                                                          -----------     -----------      ----------
Income (loss) before extraordinary item and preferred
share distribution requirements........................     5,276,859       2,177,599        (675,083)

Extraordinary item-prepayment penalties incurred on
  early extinguishment of debt.........................       (36,477)       (232,532)             --
                                                          ----------      -----------      ----------
Net income (loss)......................................     5,240,382       1,945,067        (675,083)

Preferred share distribution requirements..............           --          (20,670)        (96,633)
                                                          -----------     -----------      ----------
Net income (loss) available for common shareholders....   $ 5,240,382     $ 1,924,397      $ (771,716)
                                                          ===========     ===========      ==========
Net income (loss) before extraordinary item and preferred
  share distribution requirement per common share......         $0.56     $      0.28      $    (0.74)

Extraordinary item per common share....................           --            (0.03)             --

Preferred share distribution requirement per
  common share.........................................           --            --              (0.11)
                                                          -----------     -----------      ----------
Net income (loss) per common share
  (basic and diluted)..................................   $      0.56     $      0.25      $    (0.85)
                                                          ===========     ===========      ==========
Weighted average shares outstanding....................     9,433,883       7,702,709         912,493
                                                          ===========     ===========      ==========

                            See accompanying notes.

                 UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED
                     SHARES AND COMMON SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                        PREFERRED SHARES OF      COMMON SHARES OF
                                        BENEFICIAL INTEREST    BENEFICIAL INTEREST                      TREASURY SHARES
                                        -------------------    --------------------    ACCUMULATED    ---------------------
                                        NUMBER      AMOUNT       NUMBER      AMOUNT      DEFICIT       NUMBER      AMOUNT
                                        ------    ----------   ---------   ----------  -----------    --------   ----------

Balance at December 31, 1996..........  10,737   $ 1,068,226     837,489  $ 7,527,577  $ (385,562)          --  $        --
Issuance of common shares of
  beneficial interest.................      --            --      77,400      817,500          --           --           --
Loss before preferred share distribution
  requirements........................      --            --          --           --    (675,083)          --           --
Distributions.........................      --            --          --           --    (333,206)          --           --
Redeemable preferred shares of
  beneficial interest distributions,
  $9.00 per share.....................      --            --          --           --     (96,633)          --           --
                                        ------   -----------   ---------   ----------  ----------     --------  -----------
Balance at December 31, 1997..........  10,737     1,068,226     914,889    8,345,077  (1,490,484)          --           --

Issuance of common shares of
  beneficial interest, net of offering
  costs of $7,189,750.................      --            --   8,600,000   78,810,250          --           --           --

Redeemable preferred shares of
   beneficial interest distributions,
   $9.00 per share....................      --            --          --           --     (20,670)          --           --

Preferred share retirement............ (10,737)   (1,068,226)         --           --          --           --           --

Treasury share purchases..............      --            --          --           --          --      (80,000)    (584,219)

Income before preferred share
   distribution requirements..........      --            --          --           --   1,945,067           --           --

Distributions($0.645 per share).......      --            --          --           --  (6,135,702)          --           --
                                        ------   -----------   ---------   ---------- -----------     --------  ------------

Balance at December 31, 1998..........      --            --   9,514,889   87,155,327  (5,701,789)     (80,000)    (584,219)

Treasury share purchases..............      --            --          --           --          --     (469,500)  (3,210,686)

Share grant...........................      --            --          --           --          --        2,000       14,250

Stock options exercised...............      --            --          --      220,103          --       81,503      594,928

Offering expenses.....................      --            --          --     (142,257)         --           --           --

Share forfeiture......................      --            --          --           --          --       (5,000)     (52,500)

Distributions ($0.86 per share).......      --            --          --               (8,055,903)          --           --

Net income                                  --            --          --           --   5,240,382           --           --
                                        ------   -----------   ---------   ---------- -----------     --------  -----------
Balance at December 31, 1999..........      --   $        --   9,514,889  $87,233,173 $(8,517,310)    (470,997) $(3,238,227)
                                        ======   ===========   =========  =========== ===========     ========  ===========


                             See accompanying notes.


                 UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED
                     SHARES AND COMMON SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                   (Continued)

                                                SHAREHOLDER
                                             NOTES RECEIVABLE            TOTAL
                                             ----------------        -----------
Balance at December 31, 1996..........           $                   $ 8,210,241
Issuance of common shares of
  beneficial interest.................                  --               817,500
Loss before preferred share distribution
  requirements........................                  --              (675,083)
Distributions.........................                  --              (333,206)
Redeemable preferred shares of
  beneficial interest distributions,
  $9.00 per share.....................                  --               (96,633)
                                                 ---------           -----------
Balance at December 31, 1997..........                  --             7,922,819


Issuance of common shares of
  beneficial interest, net of offering
  costs of $7,189,750.................                  --            78,810,250

Redeemable preferred shares of
   beneficial interest distributions,
   $9.00 per share....................                  --               (20,670)

Preferred share retirement............                  --            (1,068,226)

Treasury share purchases..............                  --              (584,219)

Income before preferred share
   distribution requirements..........                  --             1,945,067

Distributions($0.645 per share).......                  --            (6,135,702)
                                               -----------           -----------

Balance at December 31, 1998..........                  --            80,869,319

Treasury share purchases..............                  --            (3,210,686)

Share grant...........................                  --                14,250

Stock options exercised...............            (815,031)                   --

Offering expenses.....................                  --              (142,257)

Share forfeiture......................                  --               (52,500)

Distributions ($0.86 per share).......                  --            (8,055,903)

Net income                                              --             5,240,382
                                                ----------           -----------
Balance at December 31, 1999..........          $ (815,031)          $74,662,605
                                                ==========           ===========



                            See accompanying notes.

                 UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                             1999          1998         1997
                                                         -----------   -----------   ----------
Cash flows from operating activities:
  Net income (loss)....................................  $5,240,382    $1,945,067     (675,083)
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation......................................   4,143,685     2,812,320    1,094,236
     Amortization......................................     290,250       134,565       81,292
     Extraordinary item................................      36,477       232,532           --
     Amortization of bridge financing costs............          --     2,240,652           --
     Minority interest in net income of consolidated
       partnerships....................................     145,977       126,111       40,894
     Share forfeiture..................................     (52,500)           --           --
     Payment of common shares for services.............      14,250            --      817,500
     (Increase) decrease in accounts receivable........     419,047    (1,935,374)     166,083
     Increase (decrease) in accounts payable-trade.....     (37,623)    1,208,212      302,148
     Changes in other operating assets and liabilities.    (178,084)     (554,193)    (139,013)
                                                         ----------    ----------   ----------
          Net cash provided by operating activities....  10,021,861     6,209,892    1,688,057
                                                         ----------    ----------   ----------
Cash flows from investing activities:
  Purchase of and capital improvements to investment
     real estate....................................... (15,885,181)  (59,654,366)    (406,802)
  Escrow deposits......................................     181,378     1,503,389   (2,305,000)
                                                         ----------    ----------   ----------
          Net cash used in investing activities........ (15,703,803)  (58,150,977)  (2,711,802)
                                                         ----------    ----------   ----------
Cash flows from financing activities:
  Proceeds from bridge financing.......................          --    53,689,913           --
  Payments on bridge financing.........................          --   (53,689,913)          --
  Preferred share retirement...........................          --    (1,068,226)          --
  Convertible note retirement..........................          --      (212,400)          --
  Proceeds from short-term notes payable...............  15,453,000     7,550,000    2,660,871
  Principal payments on mortgage notes payable.........  (5,205,354)  (16,931,241)    (799,964)
  Principal payments on short-term notes payable.......          --    (3,275,000)     (40,000)
  Principal payments on capital lease obligations......     (92,509)           --           --
  Proceeds from construction note payable..............   3,976,739     1,221,393           --
  Preferred share distribution.........................          --       (20,670)     (96,633)
  Proceeds from public offering........................          --    86,000,000           --
  Offering costs.......................................    (142,257)   (7,189,750)    (419,700)
  Payment of prepayment penalties......................     (36,477)     (232,532)          --
  Payment of bridge financing costs....................          --    (2,240,652)          --
  Payment of distributions.............................  (8,155,932)   (4,090,000)          --
  Purchase of treasury shares..........................  (3,210,686)     (584,219)          --
  Distributions to holders of minority interests.......    (225,470)   (1,697,883)     (53,996)
  Payment of loan acquisition costs....................    (357,416)     (147,789)          --
                                                         ----------    ----------   ----------
          Net cash provided by financing
            activities.................................   2,003,638    57,081,031    1,250,578
                                                         ----------    ----------   ----------
Increase (decrease) in cash and cash equivalents.......  (3,678,304)    5,139,946      226,833
Cash and cash equivalents at beginning of year.........   5,486,095       346,149      119,316
                                                         ----------     ---------   ----------
Cash and cash equivalents at end of year...............  $1,807,791    $5,486,095   $  346,149
                                                         ==========    ==========   ==========

                            See accompanying notes.

                 UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

     United Investors Realty Trust and Subsidiaries (the "Company"), a Texas real estate investment trust ("REIT") is engaged in the acquisition, development, and management of neighborhood and community shopping centers in the Sunbelt states. The tenants of the Company's shopping centers include national and regional supermarkets and drug stores and other national, regional, and local retailers that provide basic necessity and convenience goods and services to the surrounding population.

     The Company operated from 1989 until 1998 as a private REIT. On March 13, 1998, the Company completed an initial public offering (the "IPO") of 7,600,000 common shares of beneficial interest. In April 1998, the Company issued another 1,000,000 common shares of beneficial interest pursuant to the exercise of the underwriters' overallotment options. Prior to the IPO, the Company had outstanding approximately 915,000 shares.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and entities in which it owns controlling interests. All significant intercompany balances have been eliminated. Minority interests in the accompanying financial statements represent the allocable share of equity and earnings of consolidated partnerships attributable to interests held by third parties.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVESTMENT REAL ESTATE

     Investment real estate, consisting of 28 shopping centers, is recorded at cost less accumulated depreciation. The cost of real estate acquired by the issuance of shares of beneficial interest or other securities is determined by the estimated value of the securities issued or the real estate acquired. The allocation of cost between land and building is based on the estimated fair value at the time of the purchase. Depreciation is computed using the straight-line method over the estimated useful lives of 20 to 40 years for the shopping centers and over the lease term for tenant improvements (generally 5 to 15 years).

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

INTANGIBLES

     Deferred leasing costs at December 31, 1999 and 1998 were $518,154, net of amortization of $229,356, and $266,507, net of amortization of $242,903, respectively. Deferred leasing costs are amortized over the life of the respective lease.

     Deferred financing costs at December 31, 1999 and 1998 were $739,909, net of amortization of $200,068, and $559,005, net of amortization of $263,822, respectively. Deferred financing costs are amortized over the life of the respective mortgage note or line of credit.

REVENUE RECOGNITION

     Rental revenue is recognized on a straight-line basis over the terms of the individual leases. Reimbursements from tenants for their share of taxes, insurance and common area maintenance costs are estimated and accrued over the lease year. Percentage rents are accrued when the tenants' sales exceed the level that requires rental payments in excess of base rents.

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

CONCENTRATION OF RISK

     The Company's primary business activity is investing in income-producing real property. The Company's retail shopping center properties are located in Austin, College Station, Dallas, El Campo, Houston and San Antonio, Texas; Lenoir City and Athens, Tennessee; Phoenix and Yuma, Arizona; and Tampa and Pembroke Pines, Florida. During 1999, revenues were comprised of 68.1% in Texas, 16.2% in Florida, 12.4% in Arizona, and 3.3% in Tennessee.

     No single tenant currently accounts for more than 10% of rental revenue.

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


2. INVESTMENT REAL ESTATE

     At December 31, 1997, the Company owned eight shopping centers. Four shopping centers were acquired and mortgage debt was refinanced in February 1998 with the proceeds of a $53,700,000 bridge financing arrangement. In March and April, UIRT sold 8,600,000 common shares through the IPO and raised approximately $79,000,000 net of offering costs. The proceeds were used to repay the bridge financing, acquire partnership units from minority interest holders, retire preferred shares and convertible debt, and acquire four additional properties. During the remainder of 1998, eight additional properties were purchased and development commenced on one property. At December 31, 1998, the Company owned an interest in 25 properties.

     During 1999, the Company purchased three additional shopping centers and completed construction on the center that was under development at December 31, 1998.

     The 1999 acquisitions include two centers in Houston, TX: Albertson's Bissonnet and Albertson's Spring Shadows. The anchor stores at both locations are owned and occupied by Albertson's Supermarkets. The Company owns the remaining square footage aggregating approximately 52,000 square feet. Albertson's Bissonnet was acquired with proceeds from the Company's revolving line of credit. At December 31, 1999 Albertson's Spring Shadows is owned pursuant to a capital lease (see Note 3).

     The Company also completed the acquisition of the Skipper Palms Shopping Center in Tampa, Florida. The center has GLA of approximately 86,500 square feet including a 53,000-square-foot Winn Dixie grocery store. The center was acquired with proceeds from the Company's revolving line of credit.

     Construction was completed on the Lake St. Charles Shopping Center in Tampa, Florida. The center is anchored by a 46,000 square foot Kash N Karry grocery store and includes 11,000 square feet of additional store space. Two vacant pad sites are available for future development.

     Of the Company's 28 operating properties, 23 are 100% owned by the Company either directly or through single purpose, wholly-owned subsidiaries. Two of the properties (with an aggregate cost of $10,052,859) are owned through limited partnerships in which the Company holds at least 96% of the partnership interests. Three of the properties are owned pursuant to capital lease arrangements that have transferred virtually all risks and rewards of ownership to the Company. The Company also has one property under development at December 31, 1999.

     At December 31, 1999, the Company had identified five properties that may no longer have the investment characteristics currently attractive to the Company. These assets held for sale are carried at the lower of depreciated cost or fair value less costs to dispose. In 1999, these properties accounted for approximately $4,100,000 in revenue and had a carrying value of approximately $25,000,000 at December 31, 1999.

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

CAPITAL LEASE OBLIGATIONS

     Property under capital leases, consisting of three shopping centers, aggregated $19.1 million at December 31, 1999 and is included in buildings and improvements. Depreciation of the property under capital leases is combined with depreciation of owned properties in the accompanying financial statements. Future minimum lease payments under these capital leases for each of the five years ending December 31 and thereafter are as follows:

2000.............................................  $ 2,460,834
2001.............................................      821,055
2002.............................................      821,055
2003.............................................      821,055
2004.............................................      821,055
Thereafter.......................................   11,313,887
                                                  ------------
                                                  $ 17,058,941
                                                  ============

     The amount of these total payments representing interest is approximately $5.5 million.

MORTGAGE NOTES PAYABLE

     The Company's mortgage notes payable consist of fixed-rate debt of $50,043,083 and $55,248,437 at December 31, 1999 and 1998, respectively. The interest rates range from 7.50% to 9.30% with payments of principal and interest due monthly. The notes mature at various times through 2018. The notes are collateralized by first lien mortgages on properties with an aggregate carrying value of approximately $74,708,183, net of $3,727,680 of accumulated depreciation.

     Aggregate annual maturities of fixed rate mortgage notes payable for each of the five years ending December 31 and thereafter are as follows:

2000.............................................  $   731,472
2001.............................................      867,350
2002.............................................    3,120,951
2003.............................................      948,593
2004.............................................    1,033,137
Thereafter.......................................   43,341,580
                                                   -----------
                                                   $50,043,083
                                                   ===========

CONSTRUCTION NOTE PAYABLE

     The Company has a construction note for the purpose of funding the development of the Lake St. Charles property. The note is in the amount of $5,620,000, of which $5,198,132 had been funded at December 31, 1999. Principal and accrued interest, at a rate of LIBOR plus 1.75%, will be due on June 15, 2000. The note is partially collateralized by the $1,686,000 letter of credit described in the Letter of Credit section of Note 3.

REVOLVING CREDIT AGREEMENT

     Effective August 29, 1998, the Company entered into a $30,000,000 revolving credit agreement with a bank. On December 17, 1999, the revolving credit agreement was amended to, among other things, increase the line by $6.5 million. Borrowings are now collateralized by first mortgage deeds of trust on six shopping centers and new borrowings bear interest at 154.45 basis points over

                UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

selected London Interbank Offered Rates. The facility expires on August 30, 2001. The Company may elect to extend it for one additional year upon notification to the lender and payment of an extension fee equal to 0.25% of the aggregate amount outstanding at such date. At December 31, 1999 the Company had borrowed $22,953,000 under the line at a weighted average rate of approximately 7.8% under LIBOR contracts ranging from one to three months. In addition, the Company had issued letters of credit aggregating approximately $5,910,000 (see Letters of Credit below).

     One of the credit agreement covenants limits total company debt to not more than 50% of a formula-based calculation of total asset value. As of December 31, 1999, total debt represented approximately 55% of such value. The Company has begun discussions with the lender concerning the modification of the loan terms to increase this limit to 60% and cure the default. The Company may add one or more unencumbered properties to the lender's pool of collateral properties to facilitate the modification. In the event the lender is unwilling to modify the agreement, the lender could accellerate the debt, which is scheduled to mature in August 2001.

     The lender has indicated the willingness to modify the covenant and accordingly, management believes the Company will be able to successfully modify the credit agreement. In the event the Company is unsuccessful, management believes the credit agreement can be refinanced with other lenders, although at higher interest rates.

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

LETTERS OF CREDIT

     The Company issued an irrevocable letter of credit in the approximate amount of $1,686,000 as collateral for a bank loan, the proceeds of which were used for the development of the Lake St. Charles neighborhood shopping center in Tampa, Florida. The property was completed during 1999 and the Company acquired 100% of the interest in the limited liability company which owns the property.

     In January 1999, the Company issued an irrevocable letter of credit in the approximate amount of $878,000 to the seller of a neighborhood shopping center in Houston, Texas. The shopping center was acquired on August 31, 1999, for a total consideration of approximately $2,000,000 and the letter of credit was released.

     The Company has issued letters of credit aggregating $361,000 to the seller of three neighborhood shopping centers in Dallas, Texas. The Company is obligated to purchase approximately 6,016 square feet of additional retail shop space for an aggregate price equal to the sum of the letters of credit if the seller remediates certain environmental contamination at these centers.

     The Company has issued an irrevocable letter of credit in the approximate amount of $1,708,000 to the owner of a neighborhood shopping center in Houston, Texas. This property is subject to a capital lease arrangement at December 31, 1999. The terms of the agreement require the Company to purchase the shopping center for total consideration of approximately $5,200,000 (of which approximately $3,500,000 has been paid) in July 2000.

     The Company has issued an irrevocable letter of credit in the amount of $2,155,000 in connection with the joint venture with Stuart S. Golding, Golding United FishHawk, Ltd (see Note 7).

     For each letter of credit, the Company pays an annual fee equal to 1.5% of the letter of credit amount. The fee is amortized over the life of the letter of credit.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of the Company's mortgage notes payable, construction note payable, and revolving line of credit are estimated based on the current rates available to the Company for debt of the same remaining maturities. Variable rate notes payable, and the line of credit are considered to be at fair value since the interest rates on such instruments reprice based on current market conditions. The Company considers the carrying value of the fixed rate notes payable to be a reasonable estimation of their fair value based on the fact that the rates of such notes are similar to rates available to the Company for debt of the same terms.

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

COMMON SHARES OF BENEFICIAL INTEREST

     In December 1997 the Company issued 75,000 shares to its external advisor, FCA Corp. (the "Investment Manager") and certain officers as compensation for past services. The shares were valued at $10.50 for a total of $787,500 which was charged to expense in 1997. The shares issued to the Investment Manager and certain officers have certain restrictions as to the timing of any resale, and accordingly, are valued at an amount lower than the unrestricted shares issued to the Trust Managers (see Note 9).

     The Company also issued 2,400 shares in 1997 to the Trust Managers for payment of services rendered.

     During 1998, the Company completed its IPO and issued 8,600,000 common shares of beneficial interest. There were 80,000 shares repurchased and held in treasury at December 31, 1998.

     In 1999, the Company issued 81,503 common shares out of treasury in connection with the exercise of stock options. An additional 469,500 shares were repurchased by the Company pursuant to its share repurchase plan. A grant of 2,000 shares was issued to an employee and 5,000 grant shares were forfeited.

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

                                            Year ended December 31,
Weighted Average Shares                1999          1998           1997
                                     --------      --------       --------
Basic EPS                           9,433,883     7,702,709        912,493
Effect of dilutive securities:
   Employee share options                  --            --             --
                                    ---------       -------        -------

Diluted EPS                         9,433,883     7,702,709        912,493
                                    =========       =======        =======

Distributions per share declared   $     0.86      $  0.645       $  0.398
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

6. MINORITY INTEREST

     In connection with certain properties acquired, the Company has issued downREIT partnership units to third party owners in addition to assuming the existing mortgage debt on the shopping centers and making cash payments to the sellers. Holders of the partnership units are paid a distribution equivalent to distributions paid on the Company's common shares, and may convert their partnership units to REIT shares after one year. All partnership units, totaling 281,594, are currently convertible.

     The initial value of the units, and subsequent income allocated and distributions paid to the minority partners are reflected in minority interest in consolidated partnerships.

                UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. REAL ESTATE VENTURE

     In November 1999, the Company entered into a joint venture with affiliates of the Stuart S. Golding Company ("Golding") to develop grocery-anchored shopping centers in the central Florida area. At December 31, 1999, the Company and Golding had formed Golding United FishHawk Ltd. ("FishHawk") for the purpose of developing an 80,000 square foot center in the Tampa area to be anchored by an approximately 48,000 square foot Kash N Karry grocery store. FishHawk has acquired land and incurred debt of approximately $1,600,000 at December 31, 1999 and the Company has issued a letter of credit in the amount of $2,155,000 in connection with the development of this center. The Company accounts for its investment in FishHawk by the equity method of accounting.

8. FEDERAL INCOME TAXES

     The Company operates in such a manner so as to qualify as a "real estate investment trust" under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations promulgated thereunder. Under those Sections, the Company will not be taxed on that portion of its income distributed to shareholders so long as at least 95 percent of the Company's otherwise taxable income is distributed to shareholders each year and other requirements of a qualified real estate investment trust are met. Management believes the Company has satisfied the income distribution and other requirements through the year ended December 31, 1999 and believes all other requirements of a qualified real estate investment trust have been met.

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

     The tax status of per-share distributions relating to common shares of beneficial interest declared attributable to the years presented is as follows:

                                                    1999       1998       1997
                                                   ------     ------     ------
Ordinary income..................................  $0.70      $0.19      $0.00
                                                   =====      =====      =====
Return of capital................................  $0.16      $0.24      $0.40
                                                   =====      =====      =====

9. COMMITMENTS

TENANT LEASES

     The Company is the lessor of commercial retail space generally under operating leases which provide for minimum base rentals plus contingent rentals based upon a percentage of gross receipts. Most leases also provide that the tenant must pay as additional rent a pro rata share of real property taxes, insurance and common area maintenance.

     The future minimum base rents for the operating leases in existence at December 31, 1999, are as follows:

2000............................................  $18,147,854
2001............................................   15,617,813
2002............................................   12,934,134
2003............................................    9,664,122
2004............................................    7,247,990
Thereafter......................................   42,212,211
                                                  -----------
                                                 $105,824,124
                                                  ===========

GROUND LEASE

     The Company has a 40-year ground lease for Park Northern Shopping Center with an unrelated third party. Rent of $8,333 plus 5% of total gross revenues is payable monthly through the year 2035. The Company has an option to extend this lease for four consecutive periods of ten years each. Future minimum lease payments are as follows:

                UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                      YEARS                           AMOUNT
                      -----                         ----------
2000..............................................  $  100,000
2001..............................................     100,000
2002..............................................     100,000
2003..............................................     100,000
2004 through 2035.................................   3,200,000
                                                    ----------
                                                    $3,600,000
                                                    ==========

     Ground rental expense included in the statement of operations was $133,705, $134,329, $133,652 in 1999, 1998 and 1997, respectively.

10. ADVISORY AGREEMENT AND RELATED PARTY TRANSACTIONS

     The Company is advised by the Investment Manager, FCA Corp. The Chairman of the Board of Trust Managers is also the principal shareholder and Chief Executive Officer of FCA Corp. Advisory fee expenses were $1,207,189, $794,043 and $312,000 for 1999, 1998 and 1997, respectively.

     Through December 31, 1997 advisory fees were calculated at .8%, on an annual basis, of the gross Company assets, as defined, at year-end, increased by noncash reserves. Effective January 1, 1998, the Company amended the advisory agreement to provide that the advisory fee be based on 6.8% of adjusted funds from operations as defined (generally, earnings before interest, taxes, depreciation and amortization and gains or losses from sales of property). Effective July 1, 1999, the rate was reduced to 6.5%.

     In addition, the Company reimburses the Investment Manager for the salaries, benefits, and occupancy costs of employees who perform property management, leasing, property level accounting, and other operational duties for the Company. The Company reimbursed the Investment Manager $710,169 and $279,185 in 1999 and 1998, respectively, as reimbursements for salaries of certain employees and certain other operating expenses.

     Total fees paid to independent trust managers were approximately $38,000, $44,433 and $33,000 in 1999, 1998 and 1997, respectively. During 1997, $30,000 of the fees paid to trust managers were satisfied by issuing a total of 2,400 shares of beneficial interest (based on an estimated value of $12.50 per share).

11. SUPPLEMENTAL CASH FLOW INFORMATION

     The following supplemental information is related to the statement of cash flows:

                                                             1999          1998          1997
                                                          ----------    ----------    ----------
Assumption of mortgage notes payable for acquisition of
  investment real estate................................  $       --    $57,167,233     $     --
Minority interest granted in exchange for investment
  real estate contributed...............................          --      2,794,440           --
Net liabilities assumed in acquisition of investment
  real estate...........................................     102,001      1,372,396           --
Payment of distribution with shares of affiliated trust.         --              --      333,206
Distribution declared but not paid......................   1,945,673      2,045,702           --
Capital lease obligation on real estate acquired........   1,708,200             --           --
Receivable from land sale...............................     562,500             --           --
Environmental remediation liability on real estate
   acquired.............................................     272,500             --           --
Shareholder notes receivable upon exercise of stock
   options..............................................     815,031             --           --
Cash paid for interest, net of $23,000 of capitalized
  interest in 1998 and including $2,240,652 in bridge
  financing costs written off in 1998...................   6,556,717      6,079,889     2,433,278

                UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. ENVIRONMENTAL ISSUES

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

     At December 31, 1998 the Company was aware that a dry cleaning company tenant in one of the Company's Texas shopping centers had allowed hazardous substances to contaminate a portion of the Company's property. The tenant is in the process of obtaining engineering studies which will estimate the cost of remediation and has acknowledged its obligation to fund such costs. During 1999, the tenant was enrolled in the Texas Natural Resource Conservation Commission's Voluntary Cleanup Program. Management of the Company believes there will be no material adverse effect on the Company's operations as a result.

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

     At December 31, 1999, the Company was aware that a dry cleaning company tenant in one of the Florida shopping centers had allowed hazardous substances to contaminate a portion of the Company's property prior to the time the Company acquired the property. The tenant is currently enrolled in the State of Florida Department of Environmental Protection ("FDEP") Drycleaning Solvent Cleanup Program which provides assessment and cleanup funds for dry cleaning facilities. The Company has recently submitted to the FDEP an engineering report prepared by a third party estimating clean up costs that range from $250,000 to $1.3 million. There is no assurance, however, that the FDEP Program will have funds available at the time the property is selected for clean up. The Company believes that the actual cost of clean up will be well below the maximum estimate and has purchased an insurance policy that limits the Company's exposure to approximately $300,000. At December 31, 1999, the Company has accrued $272,500 related to remediation, which is included in accounts payable.

13. STOCK OPTION PLAN

     During 1998, the Company granted options to purchase 337,000 common shares to certain officers, employees, Trust Managers, and the Investment Manager. The recipients are eligible to exercise 25% of their options each January 1, beginning in 1999. The exercise price is $10.00 per share, up to 100% of which may be borrowed from the Company, subject to Board approval. The total amount borrowed in 1999 by the recipients is included in shareholder notes receivable at December 31, 1999. Loans are repayable over four years and require annual payments of 25% of the initial principal and interest calculated at the Applicable Federal Rate published by the IRS. The Applicable Federal Rate as of January 1, 1999 was 4.64%.

     With respect to options that became exercisable on January 1, 1999, the Board of Trust Managers elected to forgive 80% of the borrowed amount. The loan will be forgiven in equal installments over a four-year period, at the rate of 20% per year, conditioned upon continued employment by the Company or the Investment Manager. Included in general and administrative expenses for 1999 is approximately $112,000, which represents the accrual of such loan forgiveness with respect to loans made to the Company's officers and employees. Included in advisory fees for 1999 is $66,000, which represents the accrual of such loan forgiveness with respect to loans made to the Investment Manager. The Board of Trust Managers elected to provide financing for options exercisable on January 1, 2000, but not to provide any loan forgiveness with respect to such financing.

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its Plan. Opinion No. 25 measures compensation cost using the intrinsic value based method of accounting. Under this method, compensation cost is the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Accordingly, the Company recognized no compensation expense during 1999.

                UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     If the Company had measured compensation cost using the fair value method prescribed in SFAS 123, "Accounting for Stock-Based Compensation", the impact on the Company's consolidated net income and earnings per share would have been less than 3% in both 1999 and 1998. The fair value of each option was estimated at the date of grant using the Black-Scholes calculation with the following assumptions:


Risk-free interest rate       5.36-5.57%
Dividend yield                8.6%
Weighted average option life  5-6 years
Volatility                    0.189

The following table summarizes the stock option activity for the periods presented:


                                  Options        Options        Weighted Average
                                  Granted      Exercisable       Exercise Price
                                  -------      ------------      --------------
Options granted in connection
 with IPO .....................   334,000                            $10.00
Options outstanding at            -------       ------
 December 31, 1998.............   334,000           --               $10.00
Options granted on
January 1, 1999................     8,000        4,000               $ 6.75
Options exercised..............   (81,500)          --               $10.00
Options forfeited..............   (12,000)          --               $ 6.75
Options outstanding at            -------       ------              -------
 December 31, 1999.............   248,500        4,000               $ 9.95
                                  =======      =======              =======

     On January 1, 2000, an additional 81,500 options out of the 334,000 IPO options became exercisable. The Company has committed to make loans representing 100% of the exercise price of such options ($10.00 per share) but has elected not to extend the forgiveness provisions to any such loans. Also on January 1, 2000, each independent Trust Manager was granted an option to purchase 2,000 shares for five years at an exercise price of $6.00 per share. These 6,000 share became exercisable on the date of grant.

14. SUBSEQUENT EVENTS

     In January 2000, the Company announced that its Board of Trust Managers has approved a plan to repurchase up to 1,000,000, or approximately 11%, of its outstanding common shares of beneficial interest. The Company would acquire the shares in the open market or in privately negotiated transactions as management deems appropriate. The share repurchase program will end on the earlier of December 31, 2000, or when the authorized limit is reached.

                                               UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES
                                           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           As of December 31, 1999




                  Description                                               Initial cost                    Cost
-------------------------------------------------                  --------------------------------     Capitalized
                                                                                                       Subsequent to
                                                                                     Buildings and      Acquisition-
          Property                 Location       Encumbrances         Land          Improvements       Improvements
          --------                 --------       ------------         ----          -------------     -------------
Shopping centers:
   Albertson's Bissonnet       Houston, TX                  --         588,160        1,372,374            321,216
   Albertson's Spring Shadows  Houston, TX           1,708,200       1,574,772        3,674,467                 --
   Arlington                   Arlington, TX         3,293,728       1,506,595        3,474,887             15,495
   Autobahn (1)                San Antonio, TX              --         515,205        1,726,150             48,747
   Bandera  (1)                San Antonio, TX              --       2,350,000        8,759,593            387,048
   Benchmark                   Houston, TX           3,588,179       1,680,174        3,920,406              9,017
   Big Curve                   Yuma, AZ              5,834,623       2,657,118        6,249,350             43,932
   Centennial (1)              Austin, TX                   --       1,400,000        3,527,909            611,333
   Colony Plaza                Sugar Land, TX        3,147,280       1,258,510        2,936,522             37,330
   El Campo (1)                El Campo, TX                 --         360,000        1,640,350             64,000
   Garland                     Garland, TX           1,811,550         851,265        1,980,784             13,939
   Hedwig                      Houston, TX                  --       1,710,334        4,940,936              8,000
   Highland Square             Sugar Land, TX        4,350,230       2,305,673        5,379,903            107,889
   Hurst                       Hurst, TX             1,903,775       1,020,768        2,366,794             71,291
   Lake St. Charles            Tampa, FL             5,198,132       1,432,818        3,560,569                 --
   Market at First Colony (1)  Houston, TX                  --       4,620,502        8,260,308            105,298
   Mason Park (1)              Houston, TX                  --       4,560,164       10,640,382             81,468
   McMinn I                    Athens, TN                   --         301,912        1,005,614             72,506
   McMinn W (2)                Athens, TN                   --         212,000        1,164,438         (1,164,438)
   Park Northern               Phoenix, AZ           2,609,143              --        4,410,691            210,461
   Plano                       Plano, TX             6,482,220       2,658,183        6,191,076             50,364
   Richardson                  Richardson, TX        3,339,325       1,475,441        3,353,961             92,733
   Rosemeade                   Carrollton, TX        3,406,419       1,379,880        3,047,363             87,561
   Skipper Palms               Tampa, FL                    --       1,277,851        3,254,152             40,000
   Southwest Walgreens         Phoenix, AZ                  --       1,425,812        3,327,240             20,988
   Town `N Country             Tampa, FL             2,380,356       1,511,833        3,527,611             16,438
   Twin Lakes (1)              Lenoir City, TN              --         860,706        2,969,230             53,306
   University Mall             Pembroke Pines,      13,102,906       5,550,000       13,141,475            491,629
                                  FL
   University Park             College Station,      4,614,894       1,842,331        4,955,490            375,458
                                  TX
Property under development:
   McMinn                      Athens, TN                   --       1,030,724               --                 --
   Market at First Colony      Houston, TX                  --          74,619               --                 --

Undeveloped land:
   University Park             College Station,             --         276,569               --                 --
                                  TX

Revolving line of credit                            22,953,000              --               --                 --

                                                 -------------    ------------     ------------         ----------

      Totals                                     $  89,723,960    $ 50,269,919     $124,760,025         $2,273,009
                                                 =============    ============     ============         ==========


                 UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             As of December 31, 1999



                                Gross Amounts at Which
                               Carried at Close of Period
                             -------------------------------
        DESCRIPTION
--------------------------

                                                Building and                         Accumulated         Date of      Date
         Property                     Land      Improvements          Total          Depreciation      Construction Acquired
         --------                     ----      ------------          -----          ------------      ------------ --------
Shopping centers:
   Albertson's Bissonnet             894,647      1,387,103         2,281,750            45,595            1999       1999
   Albertson's Spring Shadows      1,574,772      3,674,467         5,249,239            52,369            1999       1999
   Arlington                       1,510,342      3,486,635         4,996,977           115,940            1982       1998
   Autobahn                          515,205      1,774,897         2,290,102           546,832            1984       1990
   Bandera                         2,350,000      9,146,641        11,496,641         1,923,668            1989       1992
   Benchmark                       1,680,174      3,929,423         5,609,597           236,376            1986       1998
   Big Curve                       2,657,118      6,293,282         8,950,400           335,125         1969/1983/    1998
                                                                                                        1990/1996
   Centennial                      1,400,000      4,139,242         5,539,242         1,290,414            1970       1991
   Colony Plaza                    1,258,510      2,973,852         4,232,362           150,264            1997       1998
   El Campo                          360,000      1,704,350         2,064,350           224,160            1985       1996
   Garland                           854,611      1,991,377         2,845,988            67,012            1984       1998
   Hedwig                          1,710,334      4,948,936         6,659,270           309,610            1974       1998
   Highland Square                 2,307,773      5,485,692         7,793,465           262,711            1998       1998
   Hurst                           1,025,834      2,433,019         3,458,853            80,417            1982       1998
   Lake St. Charles                1,432,818      3,560,569         4,993,387            55,979            1999         --
   Market at First Colony          4,058,147      8,927,961        12,986,108           528,055            1988       1998
   Mason Park                      4,560,164     10,721,850        15,282,014           695,002            1985       1998
   McMinn I                          301,912      1,078,120         1,380,032           312,443            1982       1994
   McMinn W                          212,000             --           212,000                --            1982       1994
   Park Northern                          --      4,621,152         4,621,152           510,544            1982       1996
   Plano                           2,661,931      6,237,692         8,899,623           207,744            1985       1998
   Richardson                      1,501,689      3,420,446         4,922,135           111,909            1984       1998
   Rosemeade                       1,379,880      3,134,924         4,514,804           166,432            1986       1998
   Skipper Palms                   1,289,851      3,282,152         4,572,003            61,268            1984       1999
   Southwest Walgreens             1,425,812      3,348,228         4,774,040           213,393            1975       1998
   Town `N Country                 1,511,833      3,544,049         5,055,882           192,466            1970       1998
   Twin Lakes                        860,706      3,022,536         3,883,242           858,452            1986       1989
   University Mall                 5,550,000     13,633,104        19,183,104           776,419            1973       1998
   University Park                 1,842,331      5,330,948         7,173,279           833,974            1991       1993

Property under development:

McMinn                             1,030,724             --         1,030,724                --
Market at First Colony                74,619             --            74,619                --

Undeveloped land:
   University Park                   276,569             --           276,569                --
                                 -----------   ------------      ------------       -----------

      Totals
                                 $50,070,306   $127,232,647      $177,302,953       $11,164,573
                                 ===========   ============      ============       ===========


(1) These properties are collateral for the revolving line of credit, as described in Note 3.

(2) McMinn W is currently under development, the net carrying value has been transferred to property under development.

                 UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES
                             NOTES TO SCHEDULE III
                            AS OF DECEMBER 31, 1999


(a) Initial cost for acquired property is cost at acquisition.

(b) The aggregate gross cost of land, buildings and improvements for federal income tax and book purposes is substantially the same.

(c)

                         RECONCILIATION OF REAL ESTATE

                                         1999           1998           1997
                                      -----------    -----------    -----------
Balance at beginning of year........ $160,329,516   $ 39,734,731    $39,327,929
Additions -- acquisitions...........   16,386,946    120,501,767         37,520
Additions -- tenant improvements....      207,024        207,593        319,226
Additions -- capital expenditures...    1,025,962        111,918         50,056
Deductions..........................     (646,495)      (226,493)            --
                                      -----------    -----------    -----------
  Balance at end of year............ $177,302,953   $160,329,516    $39,734,731
                                      ===========    ===========    ===========

                   RECONCILIATION OF ACCUMULATED DEPRECIATION

                                            1999          1998          1997
                                         ----------    ----------    ----------
Balance at beginning of year...........  $7,434,343    $4,861,957    $3,767,721
Depreciation expense...................   4,123,636     2,798,879     1,094,236
Deductions.............................    (393,406)     (226,493)           --
                                         ----------    ----------    ----------
  Balance at end of year............... $11,164,573    $7,434,343    $4,861,957
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

(e) Depreciation is computed based upon the following estimated lives:

Buildings...................................................  20-40 years
Improvements................................................   5-15 years

ITEM 14.  EXHIBITS

   3.1 First Amended and Restated Declaration of Trust (Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

   3.2    First  Amended and  Restated  Bylaws  (Incorporated  by  reference  to
          Exhibit 3.2 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

   4.1 Instruments defining the rights of security holders. The instruments are filed in response to items 3.1 and 3.2 above and are incorporated herein by reference.

   4.2 Common share certificate(Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.1 Contribution Agreement by and between UIRT-Centennial, L.P., as "Partnership" and Centennial Acquisition Corp., as "Contributor". (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K, dated March 16, 1999.)

  10.2 Today Green Oaks, L.P. Agreement of Limited Partnership. (Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-k, dated March 16, 1999).

  10.3 Second Amendment to Acquisition Agreement by and between Six Flags Joint Venture, Today Melbourne Plaza, L.P., Today Northwest Crossing, L.P., Today Green Oaks, L.P., Today Parkwood, L.P., and Today Richwood, L.P., as Seller, and United Investors Realty Trust as assignee of Buyer. (Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-k, dated March 16, 1999).

  10.4 Lease Agreement By and Between Today Parkwood, L.P., as Landlord and United Investors Realty Trust as Tenant pertaining to Parkwood Square Shopping Center Plano, Collin County, Texas dated December 31, 1999.(Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-k, dated March 16, 1999).

  10.5 Lease Agreement By and Between Today Richwood, L.P., as Landlord and United Investors Realty Trust as Tenant Pertaining to Richwood Shopping Center Richardson, Dallas County, Texas dated December 31, 1998. (Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-k, dated March 16, 1999).

  10.6 Declaration of Trust dated December 31, 1998 by Today Green Oaks GP, Inc., a Texas corporation ("Trustee") for and on behalf of United Investors Realty Trust, a Texas real estate investment trust ("Owner").(Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-k, dated March 16, 1999).

  10.7 Promissory Note between UIRT Lake St. Charles and First Union National Bank. (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-k, dated March 16, 1999).

  10.8 Construction Loan Agreement between First Union National Bank and UIRT. (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-k, dated March 16, 1999).

  10.9 Promissory Note dated as of October 16, 1995 executed by Today Northwest Crossing, L.P. in favor of First Union National Bank of North Carolina. (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-k, dated March 16, 1999).

  10.10 Promissory Note dated as of October 16, 1995 executed by Today Melbourne Plaza, L.P. in favor of First Union National Bank of North Carolina. (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-k, dated March 16, 1999).

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

  10.21 Note Secured by Deed of Trust dated November 9, 1990 executed by George I. Brown and George I. Brown, as Trustee of the Waipio Trust II in favor of The Travelers Insurance Company (Incorporated by reference to Exhibit 10.13 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.22 Earnest Money Contract dated October 13, 1997, by and among the Company, Balous Miller, John K. Miller, Douglas Miller and Louis Vance (Incorporated by reference to Exhibit 10.14 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.23 Agreement for the Purchase and Sale of Commercial Real Estate dated December 12, 1997, by and between the Company and the Board of Pension Commissioners of the City of Los Angeles (Incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.24 Contract of Sale dated December 5, 1997, by and between the Company and Desert Pacific Properties, L.L.C. (Incorporated by reference to
          Exhibit 10.16 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.25 Contract of Sale dated December 5, 1997, by and between the Company and Rosemeade Park Limited Partnership (Incorporated by reference to
          Exhibit 10.17 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.26 Letter Agreement dated November 25, 1997 and October 15, 1997, by and among the Company, Town `N Country Plaza of Tampa, Limited and James
          H. Shimberg, Trustee on Behalf of Landowner (Incorporated by reference to Exhibit 10.18 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.27 Contract of Sale dated December 5, 1997, by and between Market at First Colony Joint Venture, Hedwig II Joint Venture, PFL-290 Limited Partnership, R & R Limited Partnership, Hedwig II, Inc. and the Company (Incorporated by reference to Exhibit 10.19 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.28 Letter Agreement dated February 17, 1998, by and between the Company, Town `N Country Plaza of Tampa, Limited and James H. Shimberg, Trustee on Behalf of Landowner (Incorporated by reference to Exhibit 10.20 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  10.29 Contract of Sale dated April 17, 1998 by and between United Investors, Realty Trust and Veriguest Colony Plaza One 1997. (Incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q dated May 14, 1998)

  10.30 Purchase Option dated April 17, 1998 by and between United Investors, Realty Trust and Veriguest Property Commerce 1995-1, a Texas joint venture.(Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q dated May 14, 1998)

  10.31 Contract of Sale dated March 23, 1998, by and between the Company and Dermot Big Curve, LLC (incorporated by reference to Exhibit 10.28 to the Company's Current Report on Form 8-K dated June 11, 1998)

  10.32 Promissory Note dated as of September 20, 1996 made by Dermot Big Curve, LLC to Liberty Mortgage Acceptance Corporation, as beneficiary in the principal amount of $6,072,000 (incorporated by reference to Exhibit 10.29 to the Company's Current Report on Form 8-K dated June 11, 1998)

  10.33 Contract of Sale dated October 15, 1997 by and between the Company, Town N' Country Plaza of Tampa, Ltd. and trustee, James H. Shimberg on behalf of land owner (incorporated by reference to Exhibit 10.30 to Company's Quarterly Report on Form 10-Q dated August 14, 1998)

  10.34 Promissory Note Dated December 16, 1997 between South Trust Bank, National Association and Town 'N Country Plaza of Tampa, Ltd. (incorporated by reference to Exhibit 10.31 to Company's Quarterly Report on Form 10-Q dated August 14, 1998)


  10.35 Amended and Restated Partnership Agreement dated May 15, 1998 of UIRT Town 'N Country, L.P.(incorporated by reference to Exhibit 10.32 to Company's Quarterly Report on Form 10-Q dated August 14, 1998)

  10.36   Contract  of Sale dated June 4, 1998,  by and  between the Company and
          Highland  Square Partners Ltd.  (incorporated  by reference to Exhibit
          10.35 to the  Company's  Current  Report on Form 8-K dated  October 7,
          1998)

  10.37 Promissory note dated as of November 26, 1996 made by Highland Square Partners, Ltd. to Belgravia Capital Corporation, as beneficiary in the principal amount of $4,525,000. (incorporated by reference to Exhibit
          10.36 to the  Company's  Current  Report on Form 8-K dated  October 7,
          1998)

  10.38 Promissory note dated November 26, 1997 made by Veriquest Colony Plaza One 1997 to Holliday Fenoglio, L.P., as beneficiary in the principal amount of $3,200,000.(incorporated by reference to Exhibit 10.9 to Company's Quarterly Report on Form 10-Q dated November 10, 1998)

  10.39 Revolving Credit Agreement dated August 25, 1998 made by and among the Company and Wells Fargo Bank, National Association.(incorporated by reference to Exhibit 10.10 to Company's Quarterly Report on Form 10-Q dated November 10, 1998)

**10.40   Third Modification of Credit Agreement dated December 13, 1999 made by
          and  between  Wells  Fargo  Bank,  National   Association  and  United
          Investors Realty Trust.

**10.41 Fourth Modification of Credit Agreement dated December 13, 1999 made by and between Wells Fargo Bank, National Association and United Investors Realty Trust.

**10.42 Golding United FishHawk Ltd. Agreement of Limited Partnership by and between Golding United FishHawk, Inc., a Florida corporation, as the General Partner, and UIRT FISHHAWK LLC, a Florida limited liability company ("UIRT"), and The Stuart S. Golding Company, a Florida corporation ("SSG"), as the Limited Partners.

 **23.1   Consent of Independent Auditors.

 **27.1   Financial Data Schedule

          (b) Reports on 8-K

              None

**            Filed as an exhibit hereto.

Exhibit 10.40

RECORDING REQUESTED BY
AND WHEN RECORDED MAIL TO:

WELLS FARGO BANK, NATIONAL ASSOCIATION
Real Estate Group (AU #2199)
1000 Louisiana, 4th Fl.
Houston, TX  77002

Attn: April Konopka
Loan No.  4277



                     THIRD MODIFICATION OF CREDIT AGREEMENT
                                  Secured Loan

THIS THIRD MODIFICATION OF CREDIT AGREEMENT ("Agreement") dated December 13, 1999, is entered into by and between WELLS FARGO BANK, NATIONAL ASSOCIATION ("Lender"), and UNITED INVESTORS REALTY TRUST, a Texas real estate investment trust ("Borrower").

                                 RECITALS

A. Pursuant to the terms of that certain Revolving Credit Agreement between Borrower and Lender dated as of August 25, 1998, Lender made a revolving credit facility available to Borrower in the maximum outstanding principal amount of THIRTY MILLION AND NO/100THS DOLLARS ($30,000,000.00) ("Credit Facility"). Such Revolving Credit Agreement has been previously amended by Modification Agreement dated January 25, 1999, and modification letter agreement entered into in April, 1999 (all three such documents being collectively referred to herein as the "Original Credit Agreement").

B. The Credit Facility is evidenced by a promissory note dated as of August 25, 1998, executed by Borrower in favor of Lender, in the principal amount of $30,000,000 ("Note"), and is further evidenced by the documents described in the Original Credit Agreement as "Loan Documents". The Note is secured by, among other things, those four (4) Deeds of Trust and Security Agreements ("Deeds of Trust") dated as of August 25, 1998, executed by Borrower, as Grantor, to Stephen P. Prinz, as Trustee, in favor of Lender, as Beneficiary, covering the real property and improvements ("Property") therein described, and those four (4) Assignments of Rents and Leases (the "Assignments of Rents"), dated as of August 25, 1998, between Borrower, as Assignor, and Lender, as Assignee, relating to the Property. The Deeds of Trust and Assignments of Rents were recorded as set forth in Exhibit A attached hereto.

C. The Note, Deeds of Trust, Original Credit Agreement, this Agreement, the other documents described in the Original Credit Agreement as "Loan Documents", together with all modifications and amendments thereto and any document required hereunder, are collectively referred to herein as the "Loan Documents".

D. By this Agreement, Borrower and Lender intend to modify and amend certain terms and provisions of the Loan Documents. All capitalized terms not expressly defined herein shall have the meanings for such terms as set forth in the Original Credit Agreement. All references herein to Sections shall mean Sections in the Original Credit Agreement unless otherwise indicated.

NOW, THEREFORE, Borrower and Lender agree as follows:
1. CONDITIONS PRECEDENT. The following are conditions precedent to Lender's obligations under this Agreement:

     1.1. If required by Lender, receipt and approval by Lender of a Down-Date Endorsement to the Title Policy No. for each of the Deeds of Trust as set forth in Exhibit A by the respective title companies that issued the policies (the "Title Companies") and the commitment of each Title Company to issue a Form T-38 Endorsement pursuant to Procedural Rule P-9b(3), showing that coverage under such title policy has not been reduced or terminated solely by virtue hereof, and other assurances acceptable to Lender that the priority and validity of the Deeds of Trust have not been and will not be impaired by this Agreement or the transactions contemplated hereby;

     1.2. Receipt by Lender of the executed originals of this Agreement, the organizational and authorization items described in Sections 5.1 (g) -
          (l), relating to this Agreement as applicable, and any and all other documents and agreements which are required by this Agreement or by any other Loan Document, each in form and content acceptable to Lender;

     1.3. Recordation in the Real Property Records of the County where each of the Properties is located of any documents which are required to be recorded by this Agreement or by any other Loan Document (if any);

     1.4. Reimbursement to Lender by Borrower of Lender's costs and expenses incurred in connection with this Agreement and the transactions contemplated hereby, including, without limitation, title insurance costs, recording fees, attorney' fees, appraisal, engineers' and inspection fees, internal review fees and documentation costs and charges, whether such services are furnished by Lender's employees or agents or by independent contractors;

     1.5. The representations and warranties contained in this Agreement are true and correct;

     1.6. The payment to Lender of an extension fee of 0.20% of the aggregate amount of the Commitment as set forth in Section 3.1(b);

     1.7. Receipt by Lender of an opinion of counsel to the Loan Parties, and addressed to Lender in substantially the form attached as EXHIBIT H of the Original Credit Agreement, modified as provided below; and

     1.8. Receipt by Lender of a Reaffirmation of Guaranty by all existing Guarantors in the form attached as Exhibit O, and a Guaranty by all new or additional entities required to be named as Guarantor under the Original Credit Agreement, each such document modified as provided below.

2. REPRESENTATIONS AND WARRANTIES. Borrower hereby represents and warrants that:

     2.1. No Default, breach or failure of condition has occurred, or would exist with notice or the lapse of time or both, under any of the Loan Documents (as modified by this Agreement);

     2.2. All representations and warranties herein and in the other Loan Documents are true and correct, which representations and warranties shall survive execution of this Agreement;

     2.3. The existing Guarantors executing the Reaffirmation of Guaranty and the new Guarantors executing the additional Guaranty constitute all of the entities required under the Credit Agreement to serve as Guarantors of the Credit Facility.

3. MODIFICATION OF LOAN DOCUMENTS. The Loan Documents are hereby supplemented and modified to incorporate the following, which shall supersede and prevail over any conflicting provisions of the Loan Documents:

     3.1. Extension of Certain Dates. Effective as of the date hereof, the Revolving Credit Termination Date and Maturity Date recited in the Note are hereby extended to August 25, 2001.

     3.2. Future Extension; Reappraisals. In addition to the extension effectuated by this Agreement, Borrower will have the option to extend this modified Revolving Credit Termination Date for one more one-year period (ending August 25, 2002) on the terms set forth in Section 2.11, and Lender will have the right to reappraise and re-determine the Appraised Value of all or any Pool Properties upon receipt of Borrower's extension request as provided in such section. Notwithstanding the foregoing, Lender reserves the right, at Lender's option and at Borrower's expense, to re-appraise and re-determine the Appraised Value of all or any Pool Properties as described in Section
          2.11 within the period of 90 to 120 days prior to August 25, 2000, which was the original Revolving Credit Termination Date defined in the Original Credit Agreement. The Extension Fee described in Section
          3.1 (b) shall be amended to be 0.25% of the aggregate amounts of the Commitments at the time indicated therein.

     3.3. Modification of Form Documents. All Loan Documents and other documents at any time required to be executed or delivered under the Credit Agreement in the forms of such documents attached to the Original Credit Agreement as exhibits shall be executed or delivered in such forms, modified, however, as necessary or appropriate to correctly refer to this Agreement and the modifications effected hereby.

     3.4. Expenses. Borrower shall immediately pay Lender upon demand all costs and expenses incurred by Lender in connection with: (a)the preparation of this Agreement, all other Loan Documents and Other Related Documents contemplated hereby; (b)the administration of this Agreement, the other Loan Documents and Other Related Documents for the term of the Credit Facility; and (c)the enforcement or satisfaction by Lender of any of Borrower's obligations under this Agreement, the other Loan Documents or the Other Related Documents. For all purposes of this Agreement, Lender's costs and expenses shall include, without limitation, all appraisal fees, cost engineering and inspection fees, internal review fees, legal fees and expenses, accounting fees, environmental consultant fees, auditor fees, and the cost to Lender of any title insurance premiums, title surveys, release and notary fees. Borrower recognizes and agrees that formal written appraisals of the Property and Improvements by a licensed independent appraiser may be required by Lender's internal procedures and/or federal regulatory reporting requirements on an annual and/or specialized basis and that Lender may, at its option, require inspection of the Property and Improvements by an independent supervising architect and/or cost engineering specialist prior to each advance; at least once each month during the course of construction even though no disbursement is to be made for that month; upon completion of the Improvements and at least semi-annually thereafter. If any of the services described above are provided by an employee of Lender, Lender's costs and expenses for such services shall be calculated in accordance with Lender's standard charge for such services.

     3.5. Year 2000 Covenant. Borrower shall ensure that the following are Year 2000 Compliant in a timely manner, but in no event later than December 31, 1999: (a) [the Property and Improvements; (b)Borrower itself; and
          (c)any other major commercial properties and entities in which Borrower holds a controlling interest. Borrower shall further make reasonable inquiries of and request reasonable validation that each of the following are similarly Year 2000 Compliant: (x) all major tenants or other entities from which Borrower receives payments; and (y) all major contractors, suppliers, service providers and vendors of Borrower. As used in this paragraph, "major" shall mean properties or entities the failure of which to be Year 2000 Compliant would have a material adverse economic impact upon Borrower. The term "Year 2000 Compliant" shall mean, in regard to any property or entity, that all software, hardware, equipment, goods or systems utilized by or material to the physical operations, business operations, or financial reporting of such property or entity (collectively, the "systems") will properly perform date sensitive functions before, during and after the year 2000. In furtherance of this covenant, Borrower shall, in addition to any other necessary actions perform a comprehensive review and assessment of all systems of Borrower, [the Property and Improvements,] and shall adopt a detailed plan, with itemized budget, for the testing, remediation, and monitoring of such systems. Borrower shall, within thirty business days of Lender's written request, provide to Lender such certifications or other evidence of Borrower's compliance with the terms of this paragraph as Lender may from time to time reasonably require.

     4. FORMATION AND ORGANIZATIONAL DOCUMENTS. Borrower has previously delivered to Lender all of the relevant formation and organizational documents of Borrower, of the partners or joint venturers of Borrower (if any), and of all guarantors of the Credit Facility (if any), and all such formation documents remain in full force and effect and have not been amended or modified since they were delivered to Lender. Borrower hereby certifies that: (i) the above documents are all of the relevant formation and organizational documents of Borrower; (ii) they remain in full force and effect; and (iii) they have not been amended or modified since they were previously delivered to Lender.

     5. HAZARDOUS SUBSTANCES. Without in any way limiting any other provision of this Agreement, Borrower expressly reaffirms as of the date hereof, and continuing hereafter: (i) each and every representation and warranty in the Loan Documents respecting "Hazardous Substances"; and (ii) each and every covenant and indemnity in the Loan Documents respecting "Hazardous Substances".

     6. ACKNOWLEDGMENT BY BORROWER. Borrower hereby acknowledges, agrees and represents that:

     (i) Borrower is indebted to Lender pursuant to the terms of the Note and the Credit Agreement as modified hereby;

     (ii) the liens, security interests and assignments created and evidenced by the Loan Documents, including but not limited to this Agreement and the Loan Documents expressly required in connection herewith, are, respectively, valid and subsisting liens, security interests and assignments of the respective dignity and priority recited in all Loan Documents; and such liens, security interests and assignments are given as security for all indebtedness evidenced by all of the Loan Documents;

     (iii) there are no claims or offsets against, or defenses or counterclaims to, the terms or provisions of the Loan Documents, and the other obligations created or evidenced by the Loan Documents;

     (iv) Borrower has no claims, offsets, defenses or counterclaims arising from any of Lender's acts or omissions with respect to the Property, the Loan Documents or Lender's performance under the Loan Documents or with respect to the Property;

     (v) the representations and warranties contained in the Loan Documents are true and correct representations and warranties of Borrower and third parties, as of the date hereof; and

     (vi) Lender is not in default and no event has occurred which, with the passage of time, giving of notice, or both, would constitute a default by Lender of Lender's obligations under the terms and provisions of the Loan Documents. To the extent Borrower now has any claims, offsets, defenses or counterclaims against Lender or the repayment of all or a portion of the Credit Facility, whether known or unknown, fixed or contingent, same are hereby forever irrevocably waived and released in their entirety.

7. NON-IMPAIRMENT. Except as expressly provided herein, nothing in this Agreement shall alter or affect any provision, condition, or covenant contained in the Note or other Loan Document or affect or impair any rights, powers, or remedies of Lender, it being the intent of the parties hereto that the provisions of the Note and other Loan Documents shall continue in full force and effect except as expressly modified hereby.

8. MISCELLANEOUS. This Agreement and the other Loan Documents shall be governed by and interpreted in accordance with the laws of the State of Texas, except if preempted by federal law, and except as expressly provided in the Mortgages covering Property located in states other than Texas. In any action brought or arising out of this Agreement or the Loan Documents, Borrower, and the general partners and joint venturers of Borrower, hereby consent to the jurisdiction of any federal or state court having proper venue within the State of Texas and also consent to the service of process by any means authorized by Texas or federal law. The headings used in this Agreement are for convenience only and shall be disregarded in interpreting the substantive provisions of this Agreement. All capitalized terms used herein, which are not defined herein, shall have the meanings given to them in the other Loan Documents. Time is of the essence of each term of the Loan Documents, including this Agreement. If any provision of this Agreement or any of the other Loan Documents shall be determined by a court of competent jurisdiction to be invalid, illegal or unenforceable, that portion shall be deemed severed from this Agreement and the remaining parts shall remain in full force as though the invalid, illegal, or unenforceable portion had never been a part thereof.

9. INTEGRATION; INTERPRETATION. THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES. THIS INSTRUMENT MAY BE AMENDED ONLY BY AN INSTRUMENT IN WRITING EXECUTED BY THE PARTIES HERETO.

10. WAIVER OF CONSUMER RIGHTS. BORROWER HEREBY WAIVES BORROWER'S RIGHTS UNDER THE PROVISIONS OF CHAPTER 17, SUBCHAPTER E, SECTION 17.41 THROUGH 17.63 INCLUSIVE OF THE TEXAS BUSINESS AND COMMERCE CODE, GENERALLY KNOWN AS THE "DECEPTIVE TRADE PRACTICES-CONSUMER PROTECTION ACT", A LAW THAT GIVES CONSUMERS SPECIAL RIGHTS AND PROTECTIONS. AFTER CONSULTATION WITH AN ATTORNEY OF BORROWER'S OWN SELECTION, BORROWER VOLUNTARILY CONSENTS TO THIS WAIVER. IT IS THE INTENT OF LENDER AND BORROWER THAT THE RIGHTS AND REMEDIES WITH RESPECT TO THIS TRANSACTION SHALL BE GOVERNED BY LEGAL PRINCIPLES OTHER THAN THE TEXAS DECEPTIVE TRADE PRACTICES-CONSUMER PROTECTION ACT. THE WAIVER SET FORTH HEREIN SHALL EXPRESSLY SURVIVE THE TERMINATION OF THE REFERENCED TRANSACTION. BORROWER REPRESENTS AND WARRANTS TO LENDER THAT BORROWER (i)IS A BUSINESS CONSUMER,
(ii) HAS KNOWLEDGE AND EXPERIENCE IN FINANCIAL AND BUSINESS MATTERS THAT ENABLE BORROWER TO EVALUATE THE MERITS AND RISKS OF THE SUBJECT TRANSACTION, (iii)IS NOT IN A SIGNIFICANTLY DISPARATE BARGAINING POSITION WITH RESPECT TO THE SUBJECT TRANSACTION, AND (iv) HAS BEEN REPRESENTED BY INDEPENDENT LEGAL COUNSEL (WHO WAS NOT, DIRECTLY OR INDIRECTLY, IDENTIFIED, SUGGESTED OR SELECTED BY LENDER OR LENDER'S AGENTS) IN CONNECTION WITH THE REFERENCED TRANSACTION.

IN WITNESS WHEREOF, Borrower and Lender have caused this Agreement to be duly executed in multiple counterpart originals as of the date first above written.

                                       "LENDER/BENEFICIARY"

                                        WELLS FARGO BANK, NATIONAL ASSOCIATION


                                        By:
                                        Name: David C. Williams
                                        Title: Vice President

                                        "BORROWER/GRANTOR"
                                         UNITED INVESTORS REALTY TRUST,
                                         a Texas real estate investment trust


                                         By:
                                         Name:
                                         Title:



STATE OF TEXAS

COUNTY OF

This  instrument  was  ACKNOWLEDGED   before  me  on  _____________,   1999,  by
___________________, the ___________________ of UNITED INVESTORS REALTY TRUST, a
Texas real estate investment trust, on behalf of said trust.


[S E A L]
My Commission Expires:                      Notary Public - State of Texas


                                            Printed Name of Notary Public



STATE OF TEXAS

COUNTY OF HARRIS

This instrument was ACKNOWLEDGED before me on _____________, 1999, by DAVID C. WILLIAMS, Vice President of WELLS FARGO BANK, NATIONAL ASSOCIATION, a national banking association, on behalf of said association.


[S E A L]
My Commission Expires:                          Notary Public - State of Texas

                                                Printed Name of Notary Public





EXHIBIT A

DEEDS OF TRUST
AND ASSIGNMENTS OF RENTS


Property County Deed of Trust  Assignment of Rents Title Company Policy No. File
No.;  Vol./Pg.   File  No.;  Vol./Pg.

Autobahn
Bexar  98-0231157;   98-0231158   Lawyers  Title 91-00-625429 V. 7769/P. 0658


Bandera
Bexar 98-0231161; 98-0231162 Lawyers Title 91-00625428 V. 7769/P. 0726


Market at First Colony
Ft.  Bend  FBC  98104043  98-104044  Lawyers  Title  91-00-625431


Mason Park Harris  T453543   T453543  Lawyers  Title   91-00-625430
Loan No. 4277

                       ENVIRONMENTAL INDEMNITORS' CONSENT

     Each of the undersigned (collectively, "Indemnitors") consents to the foregoing Modification Agreement and the transactions contemplated thereby and reaffirms its obligations under the Environmental Indemnity Agreement ("Indemnity") dated August 25, 1998, relating to the Pool Property designated below such Indemnitor's signature set forth below, and its waivers, as set forth in the Indemnity, of each and every one of the possible defenses to such obligations. Indemnitor further reaffirms that its obligations under the Indemnity are separate and distinct from Borrower's obligations.

     Each Indemnitor understands that the Lender's exercise of a non-judicial foreclosure sale under the subject Deed of Trust relating to the Pool Property so designated below may result in an adverse effect on any subrogation, reimbursement or contribution rights which Indemnitor may have against the Borrower. Indemnitor specifically waives any and all rights and defenses arising out of an election of remedies by Lender, even though that election of remedies, such as a nonjudicial foreclosure with respect to security for a guaranteed obligation, may have an adverse effect on Indemnitor's rights of subrogation and reimbursement against the principal. Indemnitor further specifically waives any and all rights and defenses that Indemnitor may have because Borrower's debt is secured by real property; this means, among other things, that: (1) Lender may collect from Indemnitor without first foreclosing on any real or personal property collateral pledged by Borrower; (2) if Lender forecloses on any real property collateral pledged by Borrower, then (A) the amount of the debt may be reduced only by the price for which that collateral is sold at the foreclosure sale, even if the collateral is worth more than the sale price, and (B) Lender may collect from Indemnitor even if, by foreclosing on the real property collateral, there might be an adverse affect on any right Indemnitor may have to collect from Borrower. The foregoing sentence is an unconditional and irrevocable waiver of any rights and defenses Indemnitor may have because Borrower's debt is secured by real property. This understanding and waiver is made in addition to and not in limitation of any of the existing terms and conditions of the Indemnity.

AGREED and dated as of December 13, 1999.

"INDEMNITORS"


a ______________________________________________

By:
Name:
Title:

PROPERTY:




a ______________________________________________

By:
Name:
Title:

PROPERTY:




a ______________________________________________

By:
Name:
Title:

PROPERTY:




a ______________________________________________

By:
Name:
Title:

PROPERTY:




a ______________________________________________

By:
Name:
Title:

PROPERTY:





Loan No. 4277

RECORDING REQUESTED BY
AND WHEN RECORDED MAIL TO:

WELLS FARGO BANK, NATIONAL ASSOCIATION
Real Estate Group (AU #2199)
1000 Louisiana, 4th Fl.
Houston, TX  77002

Attn: April Konopka
Loan No.  4277

Exhibit 10.41
                     FOURTH MODIFICATION OF CREDIT AGREEMENT
                                  Secured Loan

THIS FOURTH MODIFICATION OF CREDIT AGREEMENT ("Agreement") dated December 13, 1999, is entered into by and between WELLS FARGO BANK, NATIONAL ASSOCIATION ("Lender"), and UNITED INVESTORS REALTY TRUST, a Texas real estate investment trust ("Borrower").

                                 RECITALS

A. Pursuant to the terms of that certain Revolving Credit Agreement between Borrower and Lender dated as of August 25, 1998, Lender made a revolving credit facility available to Borrower in the maximum outstanding principal amount of THIRTY MILLION AND NO/100THS DOLLARS ($30,000,000.00) ("Credit Facility"). Such Revolving Credit Agreement has been previously modified by Modification Agreement dated January 25, 1999, and modification letter agreement entered into in April, 1999, and further modified by that Third Modification of Credit
Agreement dated as of December 13, 1999 (the "Third Modification) (such Revolving Credit Agreement and all such previous modifications being collectively referred to herein as the "Original Credit Agreement").

B. The Credit Facility is evidenced by a promissory note dated as of August 25, 1998, executed by Borrower in favor of Lender, in the principal amount of $30,000,000.00 (the "$30 Million Note"), and is further evidenced by the documents described in the Original Credit Agreement as "Loan Documents". The $30 Million Note is secured by, among other things, those four (4) deeds of trust ("Deeds of Trust") dated August 25, 1998, executed by Borrower, as Grantor, to Stephen P. Prinz, as Trustee, in favor of Lender, as Beneficiary, covering the real property and improvements ("Property") therein described, and those four (4) Assignments of Rents and Leases (the "Assignments of Rents"), dated August 25, 1998, between Borrower, as Assignor, and Lender, as Assignee, relating to the Property. The Deeds of Trust and Assignments of Rents were recorded as set forth in Exhibit A attached hereto.

C. The $30 Million Note, Deeds of Trust, Original Credit Agreement, the other documents described in the Original Credit Agreement as "Loan Documents", this Agreement, the $6.5 Million Note described below, together with all modifications and amendments thereto and any document required hereunder, are collectively referred to herein as the "Loan Documents".

D. By this Agreement, Borrower and Lender intend to modify and amend certain terms and provisions of the Loan Documents. All capitalized terms not expressly defined herein shall have the meanings for such terms as set forth in the Original Credit Agreement. All references herein to Sections shall mean Sections in the Revolving Credit Agreement dated as of August 25, 1998, unless otherwise indicated.

NOW, THEREFORE, Borrower and Lender agree as follows:

1. CONDITIONS PRECEDENT. The following are conditions precedent to Lender's obligations under this Agreement:

     1.1. Receipt and approval by Lender of assurances acceptable to Lender that the priority and validity of the Deeds of Trust and Assignments of Rent given prior to the date hereof, as amended by that certain First Amendment to Deeds of Trust and Assignments of Rent dated as of even date herewith, executed by Borrower, as Grantor, and Lender, as Beneficiary, have not been and will not be impaired by this Agreement or the transactions contemplated hereby;

     1.2. Receipt by Lender of the executed originals of this Agreement and the $6.5 Million Note, the organizational and authorization items described in Sections 5.1 (g) - (l), relating to this Agreement and the $6.5 Million Note as applicable, and any and all other documents and agreements which are required by this Agreement or by any other Loan Document, each in form and content acceptable to Lender;

     1.3. Recordation in the Real Property Records of the County where each of the Properties is located of any documents which are required to be recorded by this Agreement or by any other Loan Document (if any);

     1.4. Reimbursement to Lender by Borrower of Lender's costs and expenses incurred in connection with this Agreement and the transactions contemplated hereby, including, without limitation, title insurance costs, recording fees, attorneys' fees, appraisal, engineers' and inspection fees, internal review fees and documentation costs and charges, whether such services are furnished by Lender's employees or agents or by independent contractors;

     1.5. The representations and warranties contained in this Agreement are true and correct;

     1.6. The payment to Lender of a commitment fee of 0.50% of the aggregate amount of the Additional Commitment;

     1.7. Receipt by Lender of an opinion of counsel to the Loan Parties, and addressed to Lender in substantially the form attached as EXHIBIT H of the Original Credit Agreement, modified as provided below; and

     1.8. Receipt by Lender of a Reaffirmation of Guaranty by all existing Guarantors in the form attached as Exhibit O, and a Guaranty by all new or additional entities required to be named as Guarantor under the Original Credit Agreement, each such document modified as provided below.

2. REPRESENTATIONS AND WARRANTIES. Borrower hereby represents and warrants that:

     2.1. No Default, breach or failure of condition has occurred, or would exist with notice or the lapse of time or both, under any of the Loan Documents (as modified by this Agreement);

     2.2.  All  representations  and  warranties  herein  and in the other  Loan
Documents are true and correct, which representations and warranties shall survive execution of this Agreement;

     2.3. The existing Guarantors executing the Reaffirmation of Guaranty and the new Guarantors executing the additional Guaranty constitute all of the entities required under the Credit Agreement to serve as Guarantors of the Credit Facility.

3. MODIFICATION OF LOAN DOCUMENTS. The Loan Documents are hereby supplemented and modified to incorporate the following, which shall supersede and prevail over any conflicting provisions of the Loan Documents:

     3.1. Additional Commitment. The Commitment Amount set forth on the signature page of the Revolving Credit Agreement is hereby increased to $36,500,000.00. The increase of $6,500,000.00 provided in the foregoing sentence is referred to as the "Additional Commitment".

3.2. $6.5 Million Note. The Additional Commitment is evidenced by the promissory note dated as of December 13, 1999 (the "$6.5 Million Note"), in the principal amount of $6,500,000.00, executed by Borrower, made payable to the order of Lender. All references in the Loan Documents to "Note", "Revolving Note" or "Notes" shall mean and include both the $30 Million Note and the $6.5 Million Note unless expressly stated otherwise.

     3.3. Interest Rate Change. "Adjustable LIBO Rate" means, with respect to any Interest Period, an interest rate per annum equal to the lesser of (a) the sum of (1) the LIBO Rate with respect to such Interest Period plus (2) 1.5445% or (b) the Maximum Lawful Rate.

     3.4. Permitted Investments. Section 8.6(iv) is hereby amended to read as follows:

     "Properties in the process of development, such that the aggregate book value of all such Properties under development and the remaining costs to complete such Properties under development exceeds 15% of Gross Asset Value."

     3.5. The notice addresses in Section 11.1 are hereby amended as follows:

     (i) for Borrower, the requirement to send copies of notices to Lewis Sandler is hereby deleted and the following is substituted:

                           United Realty Investors Trust
                           5847 San Felipe, Suite 850
                           Houston, Texas  77057
                           Attn:  Chief Financial Officer
                           Telecopier:  713-268-6005
                           Telephone:  713-781-2860

     (ii) for Agent, the addresses set forth in the Original Credit Agreement are deleted and the following are substituted therefor:

                           Wells Fargo Bank, National Association
                           Disbursement and Operations Center
                           2120 East Park Place, Suite 100
                           El Segundo, California  90245
                           Attn:  Ms. Elizabeth MacDonald

                           with a copy to:

                           Wells Fargo Bank, National Association
                           1000 Louisiana, 4th Floor (AU#2199)
                           Houston, Texas  77002-5093
                           Attn:  Mr. David Williams

     3.6. Modification of Form Documents. All Loan Documents and other documents at any time required to be executed or delivered under the Credit Agreement in the forms of such documents attached to the Revolving Credit Agreement dated August 25, 1998, as exhibits shall be executed or delivered in such forms, modified, however, as necessary or appropriate to correctly refer to this Agreement, the $6.5 Million Note and the modifications effected hereby.

     3.7. Expenses. Borrower shall immediately pay Lender upon demand all costs and expenses incurred by Lender in connection with: (a) the preparation of this Agreement, all other Loan Documents and Other Related Documents contemplated hereby; (b) the administration of this Agreement, the other Loan Documents and Other Related Documents for the term of the Credit Facility; and (c) the enforcement or satisfaction by Lender of any of Borrower's obligations under this Agreement, the other Loan Documents or the Other Related Documents. For all purposes of this Agreement, Lender's costs and expenses shall include, without limitation, all appraisal fees, cost engineering and inspection fees, internal review fees, legal fees and expenses, accounting fees, environmental consultant fees, auditor fees, and the cost to Lender of any title insurance premiums, title surveys, release and notary fees. Borrower recognizes and agrees that formal written appraisals of the Property and Improvements by a licensed independent appraiser may be required by Lender's internal procedures and/or federal regulatory reporting requirements on an annual and/or specialized basis and that Lender may, at its option, require inspection of the Property and Improvements by an independent supervising architect and/or cost engineering specialist prior to each advance; at least once each month during the course of construction even though no disbursement is to be made for that month; upon completion of the Improvements and at least semi-annually thereafter. If any of the services described above are provided by an employee of Lender, Lender's costs and expenses for such services shall be calculated in accordance with Lender's standard charge for such services.

     3.8. Year 2000 Covenant. Borrower shall ensure that the following are Year 2000 Compliant in a timely manner, but in no event later than December 31, 1999:
(a) the Property and Improvements; (b) Borrower itself; and (c) any other major commercial properties and entities in which Borrower holds a controlling interest. Borrower shall further make reasonable inquiries of and request reasonable validation that each of the following are similarly Year 2000
Compliant: (x) all major tenants or other entities from which Borrower receives payments; and (y) all major contractors, suppliers, service providers and vendors of Borrower. As used in this paragraph, "major" shall mean properties or entities the failure of which to be Year 2000 Compliant would have a material adverse economic impact upon Borrower. The term "Year 2000 Compliant" shall mean, in regard to any property or entity, that all software, hardware, equipment, goods or systems utilized by or material to the physical operations, business operations, or financial reporting of such property or entity (collectively, the "systems") will properly perform date sensitive functions before, during and after the year 2000. In furtherance of this covenant, Borrower shall, in addition to any other necessary actions perform a comprehensive review and assessment of all systems of Borrower, [the Property and Improvements,] and shall adopt a detailed plan, with itemized budget, for the testing, remediation, and monitoring of such systems. Borrower shall, within thirty business days of Lender's written request, provide to Lender such certifications or other evidence of Borrower's compliance with the terms of this paragraph as Lender may from time to time reasonably require.

     4. FORMATION AND ORGANIZATIONAL DOCUMENTS. Borrower has previously delivered to Lender all of the relevant formation and organizational documents of Borrower, of the partners or joint venturers of Borrower (if any), and of all guarantors of the Credit Facility (if any), and all such formation documents remain in full force and effect and have not been amended or modified since they were delivered to Lender. Borrower hereby certifies that: (i) the above documents are all of the relevant formation and organizational documents of Borrower; (ii) they remain in full force and effect; and (iii) they have not been amended or modified since they were previously delivered to Lender.

     5. HAZARDOUS SUBSTANCES. Without in any way limiting any other provision of this Agreement, Borrower expressly reaffirms as of the date hereof, and continuing hereafter: (i) each and every representation and warranty in the Loan Documents respecting "Hazardous Substances"; and (ii) each and every covenant and indemnity in the Loan Documents respecting "Hazardous Substances".

     6. ACKNOWLEDGMENT BY BORROWER. Borrower hereby acknowledges, agrees and represents that:

     (i) Borrower is indebted to Lender pursuant to the terms of the $30 Million Note, the $6.5 Million Note and the Original Credit Agreement as modified hereby;

     (ii) the liens, security interests and assignments created and evidenced by the Loan Documents, including but not limited to this Agreement and the Loan Documents expressly required in connection herewith, are, respectively, valid and subsisting liens, security interests and assignments of the respective dignity and priority recited in all Loan Documents; and such liens, security interests and assignments are given as security for all indebtedness evidenced by all of the Loan Documents;

     (iii) there are no claims or offsets against, or defenses or counterclaims to, the terms or provisions of the Loan Documents, and the other obligations created or evidenced by the Loan Documents;

     (iv) Borrower has no claims, offsets, defenses or counterclaims arising from any of Lender's acts or omissions with respect to the Property, the Loan Documents or Lender's performance under the Loan Documents or with respect to the Property;

     (v) the representations and warranties contained in the Loan Documents are true and correct representations and warranties of Borrower and third parties, as of the date hereof; and

     (vi) Lender is not in default and no event has occurred which, with the passage of time, giving of notice, or both, would constitute a default by Lender of Lender's obligations under the terms and provisions of the Loan Documents. To the extent Borrower now has any claims, offsets, defenses or counterclaims against Lender or the repayment of all or a portion of the Credit Facility, whether known or unknown, fixed or contingent, same are hereby forever irrevocably waived and released in their entirety.

     7. NON-IMPAIRMENT. Except as expressly provided herein, nothing in this Agreement shall alter or affect any provision, condition, or covenant contained in the Notes or other Loan Document or affect or impair any rights, powers, or remedies of Lender, it being the intent of the parties hereto that the provisions of the Notes and other Loan Documents shall continue in full force and effect except as expressly modified hereby.

     8. MISCELLANEOUS. This Agreement and the other Loan Documents shall be governed by and interpreted in accordance with the laws of the State of Texas, except if preempted by federal law, and except as expressly provided in the Mortgages covering Property located in states other than Texas. In any action brought or arising out of this Agreement or the Loan Documents, Borrower, and the general partners and joint venturers of Borrower, hereby consent to the jurisdiction of any federal or state court having proper venue within the State of Texas and also consent to the service of process by any means authorized by Texas or federal law. The headings used in this Agreement are for convenience only and shall be disregarded in interpreting the substantive provisions of this Agreement. All capitalized terms used herein, which are not defined herein, shall have the meanings given to them in the other Loan Documents. Time is of the essence of each term of the Loan Documents, including this Agreement. If any provision of this Agreement or any of the other Loan Documents shall be determined by a court of competent jurisdiction to be invalid, illegal or unenforceable, that portion shall be deemed severed from this Agreement and the remaining parts shall remain in full force as though the invalid, illegal, or unenforceable portion had never been a part thereof.

     9. INTEGRATION; INTERPRETATION. THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES. THIS INSTRUMENT MAY BE AMENDED ONLY BY AN INSTRUMENT IN WRITING EXECUTED BY THE PARTIES HERETO.

     10. WAIVER OF CONSUMER RIGHTS. BORROWER HEREBY WAIVES BORROWER'S RIGHTS UNDER THE PROVISIONS OF CHAPTER 17, SUBCHAPTER E, SECTION 17.41 THROUGH 17.63 INCLUSIVE OF THE TEXAS BUSINESS AND COMMERCE CODE, GENERALLY KNOWN AS THE "DECEPTIVE TRADE PRACTICES-CONSUMER PROTECTION ACT", A LAW THAT GIVES CONSUMERS SPECIAL RIGHTS AND PROTECTIONS. AFTER CONSULTATION WITH AN ATTORNEY OF BORROWER'S OWN SELECTION, BORROWER VOLUNTARILY CONSENTS TO THIS WAIVER. IT IS THE INTENT OF LENDER AND BORROWER THAT THE RIGHTS AND REMEDIES WITH RESPECT TO THIS TRANSACTION SHALL BE GOVERNED BY LEGAL PRINCIPLES OTHER THAN THE TEXAS DECEPTIVE TRADE PRACTICES-CONSUMER PROTECTION ACT. THE WAIVER SET FORTH HEREIN SHALL EXPRESSLY SURVIVE THE TERMINATION OF THE REFERENCED TRANSACTION. BORROWER REPRESENTS AND WARRANTS TO LENDER THAT BORROWER (i) IS A BUSINESS CONSUMER,
(ii) HAS KNOWLEDGE AND EXPERIENCE IN FINANCIAL AND BUSINESS MATTERS THAT ENABLE BORROWER TO EVALUATE THE MERITS AND RISKS OF THE SUBJECT TRANSACTION, (iii) IS NOT IN A SIGNIFICANTLY DISPARATE BARGAINING POSITION WITH RESPECT TO THE SUBJECT TRANSACTION, AND (iv) HAS BEEN REPRESENTED BY INDEPENDENT LEGAL COUNSEL (WHO WAS NOT, DIRECTLY OR INDIRECTLY, IDENTIFIED, SUGGESTED OR SELECTED BY LENDER OR LENDER'S AGENTS) IN CONNECTION WITH THE REFERENCED TRANSACTION.

Exhibit 23.1

     IN WITNESS WHEREOF, Borrower and Lender have caused this Agreement to be duly executed in multiple counterpart originals as of the date first above written.

"LENDER/BENEFICIARY"

WELLS FARGO BANK,
NATIONAL ASSOCIATION



By:
Name: David C. Williams
Title: Vice President

"BORROWER/GRANTOR"

UNITED INVESTORS REALTY TRUST,
a Texas real estate investment trust

By:
Name:
Title:



STATE OF TEXAS

COUNTY OF

This instrument was ACKNOWLEDGED before me on _____________, 1999, by ___________________, the ___________________ of UNITED INVESTORS REALTY TRUST, a
Texas real estate investment trust, on behalf of said trust. [S E A L] My Commission Expires: Notary Public - State of Texas Printed Name of Notary Public


Loan No. 4277 C:\windows\TEMP\UIRT Fourth Modification of Credit Agreement.doc 10 EXHIBIT A DEEDS OF TRUST AND ASSIGNMENTS OF RENTS

Property County Deed of Trust  Assignment of Rents Title Company Policy No. File
No.;  Vol./Pg.   File  No.;  Vol./Pg.

Autobahn Bexar 98-0231157; 98-0231158 Lawyers Title 91-00-625429 V. 7769/P. 0658


Bandera
Bexar  98-0231161;   98-0231162  Lawyers  Title  91-00625428  V.  7769/P.   0726

Market at First Colony
Ft.  Bend  FBC  98104043  98-104044  Lawyers  Title  91-00-625431

Mason Park  Harris  T453543   T453543  Lawyers  Title   91-00-625430
Loan No. 4277

                     11 ENVIRONMENTAL INDEMNITORS' CONSENT

Each of the undersigned (collectively, "Indemnitors") consents to the foregoing Modification Agreement and the transactions contemplated thereby, INCLUDING BUT NOT LIMITED TO THE ADDITIONAL COMMITMENT IN THE AMOUNT OF $6,500,000.00 and reaffirms its obligations under the Environmental Indemnity Agreement ("Indemnity") dated August 25, 1998, relating to the Pool Property designated below such Indemnitor's signature set forth below, and its waivers, as set forth in the Indemnity, of each and every one of the possible defenses to such obligations. Indemnitor further reaffirms that its obligations under the Indemnity are separate and distinct from Borrower's obligations. Each Indemnitor understands that the Lender's exercise of a non-judicial foreclosure sale under the subject Deed of Trust relating to the Pool Property so designated below may result in an adverse effect on any subrogation, reimbursement or contribution rights which Indemnitor may have against the Borrower. Indemnitor specifically waives any and all rights and defenses arising out of an election of remedies by Lender, even though that election of remedies, such as a nonjudicial foreclosure with respect to security for a guaranteed obligation, may have an adverse effect on Indemnitor's rights of subrogation and reimbursement against the principal. Indemnitor further specifically waives any and all rights and defenses that Indemnitor may have because Borrower's debt is secured by real property; this means, among other things, that: (1) Lender may collect from Indemnitor without first foreclosing on any real or personal property collateral pledged by Borrower; (2) if Lender forecloses on any real property collateral pledged by Borrower, then (A) the amount of the debt may be reduced only by the price for which that collateral is sold at the foreclosure sale, even if the collateral is worth more than the sale price, and (B) Lender may collect from Indemnitor even if, by foreclosing on the real property collateral, there might be an adverse affect on any right Indemnitor may have to collect from Borrower. The foregoing sentence is an unconditional and irrevocable waiver of any rights and defenses Indemnitor may have because Borrower's debt is secured by real property. This understanding and waiver is made in addition to and not in limitation of any of the existing terms and conditions of the Indemnity.

                                   AGREED and dated as of
                                   December 13, 1999.

                                   "INDEMNITORS"


                                   By:
                                   Name:
                                   Title:

Exhibit 10.42

                          GOLDING UNITED FISHHAWK LTD.


                        AGREEMENT OF LIMITED PARTNERSHIP


                          Dated as of December __, 1999



                                TABLE OF CONTENTS


ARTICLE I.....................................................................1
   1.01 Organization..........................................................1
   1.02 Name..................................................................1
   1.03 Principal Office; Registered Office; Registered Agent.................1
   1.04 Term..................................................................1
   1.05 Recording of Agreement................................................1
   1.06 Definitions...........................................................1
ARTICLE II....................................................................6
   2.01 Purpose of the Partnership............................................6
   2.02 Authority of the Partnership..........................................6
   2.03 Special Limitations...................................................6
ARTICLE III...................................................................7
   3.01 General Partner.......................................................7
   3.02 Initial Limited Partner...............................................7
   3.03 Additional Limited Partners...........................................8
   3.04 Partnership Capital...................................................8
   3.05 Capital Accounts......................................................9
   3.06 Liability of Partners.................................................9
   3.07 Defaults.............................................................10
   3.08.Pre-Development Expenses.............................................11
ARTICLE IV...................................................................11
   4.01. Determination and Allocation of Profits and Losses..................11
   4.02. Allocation of Losses................................................11
   4.03. Allocation of Profits...............................................12
   4.04. Tax Allocations.....................................................12
   4.05. Regulatory Allocations..............................................12
   4.06. Allocations in Event of Assignment; Prorations......................14
ARTICLE V....................................................................15
   5.01. Net Cash From Operations............................................15
   5.02. Limitation on Cash Distributions to Partners........................15
   5.03. Distribution Upon Sale or Refinancing of the Project................15
ARTICLE VI...................................................................15
   6.01. Management Power of General Partner.................................16
   6.02. Restrictions on the Authority of the General Partner................16
   6.03. Duties and Obligations of the General Partner.......................17
   6.04. Designation of Tax Matters Partner..................................18
   6.05. Other Businesses of Partners........................................19
   6.06.  Reimbursement and Compensation.....................................20
   6.07. Indemnification of the General Partner by the Partnership...........20
   6.08. Rights and Obligations of Limited Partners..........................20
ARTICLE VII..................................................................21
   7.01.  Withdrawal by General Partner......................................21
   7.02.  Incapacity of General Partner......................................22
   7.03.  Removal of General Partner.........................................22
   7.04.  Replacement of General Partner.....................................23
   7.05.  Admission of a Successor General Partner...........................23
   7.06.  Liability of Withdrawing General Partner...........................24
   7.07.  Consent of Limited Partners to Admission of Successor
          General Partners...................................................24
ARTICLE VIII.................................................................24
   8.01.  Restrictions on Transfers of Interest..............................24
   8.02.  Assignees..........................................................25
   8.03.  Substituted Limited Partners; New Limited Partners.................26
   8.04.  Indemnification and Terms of Admission.............................27
   8.05.  Incapacity of a Limited Partner....................................27
ARTICLE IX...................................................................27
   9.01.  Dissolution........................................................27
   9.02.  Liquidation........................................................28
ARTICLE X....................................................................29
   10.01. Amendments Generally...............................................29
   10.02. Adoption of Amendments.............................................29
   10.03. Amendments on Admission or Withdrawal of Partners..................29
   10.04. Amendment of Certificate...........................................29
ARTICLE XI...................................................................30
   11.01. Method of Giving Consent...........................................30
   11.02. Meetings...........................................................30
   11.03. Submissions to Limited Partners....................................30
ARTICLE XII..................................................................30
   12.01. Power of Attorney..................................................30
ARTICLE XIII.................................................................31
   13.01. Records and Accounting.............................................32
   13.02. Annual Reports.....................................................32
   13.03. Tax Information....................................................32
   13.04. Partnership Funds..................................................33
   13.05. Elections..........................................................33
ARTICLE XIV..................................................................33
   14.01. Notification.......................................................33
   14.02. Governing Law; Separability of Provisions..........................33
   14.03. Entire Agreement...................................................33
   14.04. Headings, Etc......................................................33
   14.05  Section and Schedule References....................................34
   14.06. Binding Provisions.................................................34
   14.07. No Waiver..........................................................34
   14.08. Legends............................................................34
   14.09. Conflicting Provisions.............................................34
   14.10. Counterparts.......................................................34

                          GOLDING UNITED FISHHAWK LTD.

                          LIMITED PARTNERSHIP AGREEMENT


     This LIMITED PARTNERSHIP AGREEMENT ("Agreement") is entered into and shall be effective as of December __, 1999, by and between GOLDING UNITED FISHHAWK INC., a Florida corporation, as the General Partner, and UIRT FISHHAWK LLC, a Florida limited liability company ("UIRT"), and The Stuart S. Golding Company, a Florida corporation ("SSG"), as the Limited Partners, pursuant to the provisions of the Act (as defined below), on the following terms and conditions:


                                   ARTICLE I.

                          ORGANIZATION AND DEFINITIONS

     1.01 Organization. The parties to this Agreement (jointly the "Partners" and individually a "Partner") enter into and form a partnership as a Florida limited partnership (the "Partnership") for the limited purposes and scope set forth in this Agreement. The Partnership shall be governed by the laws of the State of Florida pursuant to this Agreement. The Partners agree to continue the Partnership in accordance with this Agreement.

     1.02 Name. The name of the Partnership is "Golding United FishHawk Ltd."

     1.03 Principal Office; Registered Office; Registered Agent. The principal office of the Partnership will be at 27001 US Highway 19, Suite 2095, Clearwater, Florida 33761, or at such other location as determined by the General Partner. The initial registered office of the Partnership will be at 701 Brickell Avenue, Suite 3000, Miami, Florida 33131. Intrastate Registered Agent Corporation will be the initial registered agent of the Partnership.

     1.04 Term. The Partnership will commence as of the date of this Agreement and will continue until December 31, 2051, or unless it is sooner terminated in accordance with Article IX of this Agreement.

     1.05 Recording of Agreement. The General Partner shall take all actions necessary to file properly with the Florida Department of State the Certificate of Limited Partnership, Affidavit of Capital Contributions, Certificate of Registered Agent and all other documents, as and to the extent required by the laws of the State of Florida to reflect this Agreement as amended from time to time. All filing fees will be paid by the Partnership. The General Partner shall take all other action necessary to perfect and maintain the Partnership as a limited partnership under the laws of the State of Florida and (if and to the extent required by applicable law) to amend the documents listed above from time to time.

     1.06 Definitions. As used in this Agreement, the following terms have the meanings ascribed to them in this Section 1.06 and include the plural as well as the singular number:

    "Act" means the Florida Revised Uniform Limited Partnership Act (1986), as it may be amended, or any subsequent Florida law concerning limited partnerships that is enacted in substitution for that law.

    "Additional Limited Partners" shall mean those Persons admitted to the Partnership pursuant to Section 3.03.

     "Agreement" means this Limited Partnership Agreement, as amended from time to time.

    "Book Gain" or "Book Loss" means gain or loss recognized by the Partnership for book purposes in any Fiscal Year or other period by reason of (i) a sale or other disposition of any Partnership asset, or (ii) an adjustment to Book Value made pursuant to this Agreement. Book Gain or Book Loss shall be computed by reference to the Book Value of the asset as of the date of such sale or other disposition rather than by reference to the tax basis of the asset at such date. Every reference in this Agreement to "gain" or "loss" refers to Book Gain or Book Loss, rather than to tax gain or tax loss, unless the context manifestly otherwise requires.

     "Book Value" of an asset means the gross fair market value of an asset (other than cash), as determined by the General Partner, transferred as a Capital Contribution to the Partnership or, as of any particular date, the value at which the asset is reflected on the books of the Partnership as of such date. The Book Value of all partnership assets shall be adjusted to equal their respective fair market values, as determined by the General Partner, as of the following times: (i) the acquisition of an additional Partnership Interest by any new or existing Partner in exchange for more than a de minimis Capital Contribution or at the time otherwise required by Section 3.03; (ii) the distribution by the Partnership to a Partner of more than a de minimis amount of Partnership property or money in exchange for all or a part of the Partner's Partnership Interest or at the time otherwise required by Section 3.03; (iii) the termination of the Partnership for federal income tax purposes in accordance with Section 708(b)(1)(B) of the Code; and (iv) at any other time required by Treasury Regulations 1.704-1(b)(2)(iv), 1.704-2 or 1.704-3. Adjustments in accordance with clauses (i) and (ii), above, shall be made only if the General Partner determines that such adjustments are necessary or appropriate to reflect the economic interests of the Partners in the Partnership. In addition, the Book Value of any Partnership asset distributed to any Partner shall be adjusted to its market value as determined on the date of distribution.

     "Capital Account" means the account maintained for each Partner in the Partnership's books of account in the manner described in Section 3.05.

     "Capital Contribution" means the total amount of cash or other property (which value is to be determined by the General Partner) contributed to the equity of the Partnership by each Partner pursuant to this Agreement. Any reference in this Agreement to the Capital Contribution of either a Partner or any assignee of a Partner includes any Capital Contribution previously made by any prior Partner to whose Partnership Interest the then existing Partner or assignee succeeded.

     "Code" means the Internal Revenue Code of 1986, as it may be amended, or any subsequent federal law concerning income tax as enacted in substitution for, or that corresponds with, such Code.

     "Consent"   means  the   consent  of  a  Person,   given  as   provided  in
Section 11.01, to do the act or thing for which the consent is solicited, or the act of granting such consent, as the context may require. Reference to the Consent of a majority or specified percentage in interest of the Limited Partners means the Consent of Limited Partners whose aggregate Partnership Percentage Interests represent over 50% or at least such specified percentage, as the case may be, of the Partnership Percentage Interests of all Limited Partners.

     "Depreciation" means, for each Fiscal Year or other period, an amount equal to the depreciation, amortization or other cost recovery deduction allowable with respect to an asset for such Fiscal Year or other period for federal income tax purposes, except that if the Book Value of an asset differs from its adjusted basis for federal income tax purposes at the beginning of such Fiscal Year or other period, Depreciation shall be that amount which bears the same relationship to the Book Value of such asset as the depreciation, amortization or other cost recovery deduction allowable for federal income tax purposes bears to its adjusted tax basis.

     "General Partner" means the Person designated in this Agreement as the general partner of the Partnership and any Person who becomes a general partner of the Partnership pursuant to this Agreement, in the Person's capacity as a general partner of the Partnership.

     "General Partnership Interest" means the Partnership Interest of a General Partner representing its Capital Contribution and its right to receive its share of the Profits and Losses, distributions and liquidation proceeds of the Partnership, all in accordance with the terms of this Agreement, and excludes Partnership Rights.

     "Incapacity" means, as to any Person, the adjudication of bankruptcy, incompetence or insanity, or the death, dissolution or termination (other than by merger or consolidation), as the case may be, of such Person.

     "Limited Partners" means the Persons designated in this Agreement as the limited partners of the Partnership and any Persons who become limited partners of the Partnership, pursuant to this Agreement, in the Person's capacity as limited partners of the Partnership.

     "Limited Partnership Interest" means the Partnership Interest of a Limited Partner, representing the Capital Contribution of the Limited Partner and the right to receive its share of the Profits and Losses, distributions and liquidation proceeds of the Partnership, all in accordance with the terms of this Agreement, and excludes Partnership Rights.

     "Master Agreement" means the Master Agreement dated as of December 14, 1999 between United Investors Realty Trust, a Texas real estate investment trust, and The Stuart S. Golding Company, a Florida corporation.

     "Net Cash From Operations" means the gross cash proceeds from Partnership operations less the portion of such proceeds used to pay or establish reserves for all Partnership expenses, monthly scheduled debt payments (excluding balloon payments), capital improvements, replacements and contingencies, all as determined by the General Partner in its sole and absolute discretion, provided, however, that "Net Cash From Operations" shall not be reduced by depreciation, amortization, cost recovery deductions or similar allowances and shall not include any item that constitutes "Net Cash From Capital Transactions." "Net Cash From Operations" shall be increased by any reductions of reserves previously established.

     "Net Cash From Capital Transactions" means the net cash realized by the Partnership by virtue of a sale, refinancing, condemnation or other disposition of the Partnership's property, in whole or in part, after (a) repayment of applicable debt; (b) the payment of all expenses and amounts required to be paid under the instruments evidencing or relating to such debt; (c) the payment of all expenses related to the transaction; and (d) the retention of such amounts which the General Partner determines in its absolute discretion may be necessary to satisfy contingencies and other liabilities or obligations of the
Partnership. Net Cash From Capital Transactions shall be increased by any reductions of reserves previously established, which reserves previously reduced the net cash from capital transactions.

     "Nonrecourse Debt" means any mortgage securing the Project or any other Partnership liability to the extent that no Partner (or related person within the meaning of Treasury Regulations 1.752-4(b)) bears the economic risk of loss for such liability under Treasury Regulations 1.752-2.

     "Nonrecourse Deductions" has the meaning set forth in Treasury Regulations 1.704-2(c).

     "Notification" means a writing, containing the information required by this Agreement to be communicated to any Person, sent as provided in Section 14.01.

     "Partner Nonrecourse Deductions" has the meaning, and shall be determined in the manner, set forth in Treasury Regulations 1.704-2(i)(2).

     "Partner or Partners" refers to individually, or jointly, the General Partner and the Limited Partner.

     "Partnership Interest" includes only a Partner's Capital Contribution and the right to receive its share of the Profits and Losses, distributions and liquidation proceeds of the Partnership, all in accordance with the terms of this Agreement, and excludes Partnership Rights.

     "Partnership Minimum Gain" has the meaning set forth in Treasury Regulations 1.704-2(d) and, as provided in such Treasury Regulations, shall generally be determined by computing, for each Nonrecourse Debt of the Partnership, any Profit the Partnership would realize if it disposed of the Partnership assets subject to that liability for no consideration other than full satisfaction of the liability, and then aggregating the separate amounts of Profit so computed for each Nonrecourse Debt.

     "Partnership Percentage Interest" means with respect to a Partner, the Partner's percentage interest in the Partnership's allocations of Profits, Losses and cash and in-kind distributions, subject to the terms and conditions of this Agreement and as set forth beside its name in Schedule "A".

     "Partnership Rights" excludes the Partnership Interest of a Partner, and includes, in addition to other rights provided in this Agreement, the rights provided to it by the Act.

     "Person" means a natural person, corporation, trust, partnership, joint venture, association, limited liability company or other business or other legal entity.

    "Profit" or "Loss" means, for each Fiscal Year, an amount equal to the Partnership's taxable income or loss for such year, determined in accordance with Code Section 703(a) (for this purpose, all items of income, gain, loss or deduction required to be stated separately pursuant to Code Section 703(a)(1) shall be included in taxable income or loss), with the following adjustments:

     (i) Any income of the Partnership that is exempt from federal income tax and not otherwise taken into account in computing Profit or Loss shall increase Profit or decrease Loss, as the case may be;

     (ii) Any expenditures of the Partnership described in Code Section 705(a)(2)(B) or treated as Code Section 705(a)(2)(B) expenditures pursuant to Treasury Regulations Section 1.704-1(b)(2)(iv), shall decrease Profit or increase Loss, as the case may be;

     (iii)In lieu of the depreciation, amortization or other cost recovery deductions taken into account in computing such taxable income or loss, there shall be taken into account Depreciation for such Fiscal Year;

     (iv) Book Gain or Book Loss shall be taken into account in lieu of any tax gain or tax loss recognized by the Partnership; and

     (v) Items of income, gain, loss or deduction specially allocated pursuant to Section 4.04 or 4.05 shall not be taken into account.

     If the Partnership's taxable income or loss for such Fiscal Year, as adjusted in the manner provided above, is a positive amount, such amount shall be the Partnership's Profit for such Fiscal Year; and if negative, such amount shall be the Partnership's Loss for such Fiscal Year.

    "Project" means the acquisition and development of approximately nine acres located at the southwest corner of FishHawk Boulevard and Lithia-Pinecrest Road in Lithia, Hillsborough County, Florida.

     "Pro Rata" means in the proportion that the item being measured for each Partner bears to the total of all such items for all Partners for whom a contribution, distribution or allocation is due or being made, shared or determined.

     "Substituted Limited Partner" means any Person admitted to the Partnership as a Limited Partner pursuant to the provisions of Section 8.03.

     "Tax Matters Partner" means the General Partner.

     "Treasury Regulations" means the regulations of the United States Treasury Department pertaining to the income tax, as amended, and any successor provision to such regulations.


                                   ARTICLE II.

                     PURPOSE AND BUSINESS OF THE PARTNERSHIP

          2.01 Purpose of the Partnership. The Partnership has been formed for the purpose of developing, managing, operating, maintaining and otherwise dealing with the Project.

          2.02 Authority of the Partnership. To carry out its purposes, the Partnership, consistent with and subject to the provisions of this Agreement and all applicable laws, is empowered and authorized to do any and all acts and things incidental to, or necessary, appropriate, proper, advisable or convenient for, the furtherance and accomplishment of its purposes and the protection and benefit of the Partnership, including, without limitation:

          (a)developing, constructing, managing, operating, maintaining, improving, buying, selling, conveying, licensing, assigning, exchanging, mortgaging or leasing the Project or personal property necessary, convenient or incidental to the accomplishment of the purpose of the Partnership;

          (b)entering into any kind of activity, and performing and carrying out contracts of any kind, in connection with, or necessary or incidental to, the accomplishment of the purpose of the Partnership;

          (c)acquiring any real or personal property, in fee, or under lease or by license, or any right in or appurtenant to such property, that is necessary, convenient or incidental to the Project, provided that all property owned by the Partnership shall be titled and held in the Partnership's name;

          (d)borrowing   money  and  issuing   evidences  of   indebtedness   in
     furtherance of the Partnership business and securing any Partnership indebtedness by mortgage, pledge, security interest or other lien; and

          (e)negotiating and concluding agreements for the sale, lease, license, exchange or other disposition of all or any part of the property of the Partnership, or for the refinancing of any indebtedness or mortgage loan on the property of the Partnership.

          2.03  Special  Limitations.   Notwithstanding  the  authority  of  the
     Partnership set forth in Section 2.02 or any other provision of this Agreement, the Partnership shall not:

          (a)engage in any business or activity other than the ownership, development, leasing, management, operation and maintenance of the Project, and activities incidental to the Project;

          (b)acquire or own any material assets other than (i) the Project,  and
     (ii) such incidental personal property as may be necessary or appropriate for the operation of the Project;

          (c)commingle its assets with the assets of any of its general partners, affiliates, principals or of any other person or entity;

          (d)fail to maintain its records, books of account and bank accounts separate and apart from those of the general partners, principals and affiliates of the Partnership, the affiliates of any general partner of the Partnership.

          (e)enter into any contract or agreement with any general partner, principal or affiliate of the Partnership, except upon terms and conditions that are intrinsically fair and substantially similar to those that would be available on an arms-length basis with third parties other than any general partner, principal or affiliate of the Partnership.

          (f)seek the dissolution or winding up in whole, or in part, of the Partnership;

          (g)maintain its assets in such a manner that it will be costly or difficult to segregate, ascertain or identify its individual assets from those of any general partner, principal or affiliate of the Partnership, or any general partner, principal or affiliate of such person or any other person;

          (h)hold itself out to be responsible for the debts of another person;

          (i)make any loans or advances to any third party, including any general partner, principal or affiliate of the Partnership, or any general partner, principal or affiliate of such person;

          (j)fail to file its own tax returns;

          (k)fail either to hold itself out to the public as a legal entity separate and distinct from any other entity or person or to conduct its business solely in its own name in order not (i) to mislead others as to the identity with which such other party is transacting business, or (ii) to suggest that the Partnership is responsible for the debts of any third party (including any partner, principal or affiliate of the Partnership, or any general partner, principal or affiliate of such person); or

          (l)fail to maintain adequate capital for the normal obligations reasonably foreseeable in a business of its size and character and in light of its contemplated business operations.




                                  ARTICLE III.

                           PARTNERS, CAPITAL, DEFAULTS

          3.01 General Partner. Golding United FishHawk Inc. is the General Partner of the Partnership. The name, address, Capital Contribution and Partnership Percentage Interest of the General Partner are set forth in Schedule A, as amended from time to time. The General Partner shall not be required to lend any funds to the Partnership or to make any additional Capital Contribution to the Partnership not specifically described in this
     Article III or in the Master Agreement.

          3.02 Initial Limited Partners. UIRT and SSG are the initial Limited Partners of the Partnership. Their addresses, Capital Contributions and Partnership Percentage Interests are set forth in Schedule A, as amended from time to time. No Limited Partner shall be required to lend any funds to the Partnership or to make any additional Capital Contribution to the Partnership not specifically described in this Article III in the Master Agreement.

          3.03 Additional Limited Partners. Except as specifically provided to the contrary in this Agreement, the General Partner is not authorized without the written consent of the Limited Partners to admit Additional Limited Partners to the Partnership.

          3.04 Partnership Capital.

          (a) (i) All Capital Contributions made by the Partners to the Partnership pursuant to this Section 3.04(a) shall be made Pro Rata by each Partner, according to its Partnership Percentage Interest, and are set forth in Schedule A.

          (ii) Any Capital  Contribution  required  to be made  pursuant to this
     Section 3.04(a) shall be made by each Partner to the Partnership by no later than ten business days after notice by the General Partner. The General Partner shall use its best efforts to provide informal notice to the Partners of the pending request for Capital Contributions at least 30 days prior to the deadline for the making of such Capital Contributions.

          (b)No Partner shall be paid interest on any Capital Contribution to the Partnership or on such Partner's Capital Account.

          (c)A Partner shall not receive from the Partnership or out of Partnership property, and the Partnership shall not return to a Partner, any part of its Capital Contribution, except (i) to the extent that a distribution is determined to be a return of a Partner's Capital Contribution, or (ii) pursuant to the dissolution, winding up and termination of the Partnership, and then in each case only if (1) all liabilities of the Partnership, except liabilities to the Partners on account of their Capital Contributions or any Partner loans, have been paid or there remains property of the Partnership sufficient to pay them, and
     (2) the Partnership s Certificate of Limited Partnership is cancelled or amended, if necessary, to reflect the withdrawal and reduction. Under circumstances requiring or permitting a return of its Capital Contribution, a Partner may demand and receive only cash in return for its Capital Contribution, unless the General Partner decides to distribute Partnership property in kind to the Partners. Each Partner, by signing this Agreement or a counterpart of it, consents to all distributions of cash, property and capital authorized by this Agreement and releases all other Partners from all liability to both it and the Partnership for all capital distributions made in accordance with this Agreement.

          (d)The General Partner may from time to time determine that additional capital (in addition to the Capital Contributions required under
     Section 3.04(a)) is required in order to achieve the purpose of the Partnership described in Section 2.01 above. Upon such a determination, in the event all of the Limited Partners do not agree to make additional Capital Contributions Pro Rata in the aggregate amount determined by the General Partner, the General Partner is authorized, notwithstanding Section
     3.03 to the contrary and without the need for additional approval by the Limited Partners, to offer additional interests in the Partnership to investors upon such terms and conditions as are determined by the General Partner to be fair and reasonable. The General Partner shall first offer such additional interests in the Partnership to those Persons who are Partners in the Partnership at the time of such offer, Pro Rata according to each such Person's Partnership Percentage Interest. Any unsold interests in the Partnership after such initial offering can then be sold to other investors, who shall be admitted to the Partnership as Limited Partners. The General Partner is authorized to take all necessary actions, including the amendment of this Agreement, to reflect the admission of new Limited Partners and the adjustment of the Partners' Partnership Percentage Interests, resulting from the offering of additional interests in the Partnership pursuant to this Section 3.4(d). Notwithstanding anything to the contrary contained in this Section 3.04 or elsewhere in this Agreement, no Partner shall be obligated to make additional Capital Contributions.

          3.05 Capital Accounts.

          (a)A separate Capital Account shall be maintained for each Partner in accordance with the following provisions:

          (i) To each Partner's Capital Account there shall be credited such Partner's Capital Contributions, such Partner's distributive share of Profits, and any items of Profits that are specially allocated pursuant to
     Article IV, and the amount of any Partnership liabilities that are assumed by such Partner or that are secured by any Partnership property distributed to such Partner.

          (ii) To each Partner's Capital Account there shall be debited the amount of cash and the fair market value (as determined by the General Partner) of any Partnership property distributed to such Partner pursuant to any provisions of this Agreement, such Partner's distributive share of Losses, and any items in the nature of expenses or losses that are specially allocated pursuant to Article IV, and the amount of any liabilities of such Partner that are assumed by the Partnership or that are secured by any property contributed by such Partner to the Partnership.

          (b)The foregoing provisions and the other provisions of this Agreement relating to the maintenance of Capital Accounts are intended to comply with Treasury Regulations 1.704-1(b), and shall be interpreted and applied in a manner consistent with such Treasury Regulations. In the event the General Partner shall determine that it is prudent to modify the manner in which the Capital Accounts, or any debits or credits to the Capital Accounts, are computed in order to comply with such Treasury Regulations, the General Partner may make such modification. The General Partner shall adjust the amounts debited or credited to Capital Accounts with respect to (i) any property contributed to the Partnership or distributed to a Partner and
     (ii) any liabilities that are secured by such contributed or distributed property or that are assumed by the Partnership or a Partner, in the event the General Partner determines that such adjustments are necessary or appropriate pursuant to Treasury Regulations 1.704-1(b)(2)(iv). The General Partner also shall make any appropriate modifications in the event unanticipated events might otherwise cause this Agreement not to comply with Treasury Regulations 1.704-1(b).

          3.06 Liability of Partners.

          (a)Subject to Section 3.06(b), no Limited Partner shall have any personal liability whatsoever in its capacity as a Limited Partner, whether to the Partnership, to any of the Partners or to the creditors of the Partnership, for the debts, liabilities, contracts or any other obligations of the Partnership, or for any losses of the Partnership. A Limited Partner shall be liable only to make its Capital Contributions and shall not be required to lend any funds to the Partnership or, after its Capital Contributions shall have been paid, subject to Section 3.06(b), to make any further Capital Contributions to the Partnership or to repay to the Partnership, any Partner or any creditor of the Partnership all or any fraction of any negative amount of such Limited Partner's Capital Account.

          (b)In accordance with the law of the State of Florida, a limited partner of a partnership may, under certain circumstances, be required to return to the partnership, for the benefit of partnership creditors, amounts, with interest on such amounts, previously distributed to such partner as a return of capital. It is the intent of the General Partner that no distribution to any Limited Partner pursuant to Section 5.01 shall be deemed a return or withdrawal of capital, and that no Limited Partner shall be obligated to pay any such amount to or for the account of the Partnership or any creditor of the Partnership. However, if any court of competent jurisdiction holds that, notwithstanding the provisions of this Agreement, any Limited Partner is obligated to make any such payment, such obligation shall be the obligation of such Limited Partner and not of the General Partner.

          (c)The General Partner shall not have any personal liability to any Limited Partner for the repayment of any amounts outstanding in the Capital Account of a Limited Partner, including, but not limited to, Capital Contributions. Any such payment shall be solely from the assets of the Partnership. The General Partner shall not be liable to any Limited Partner by any reason of any change in the federal income tax laws as they apply to the Partnership and the Limited Partners, whether such change occurs through legislative, judicial or administrative action, so long as the General Partner has acted in good faith and in a manner reasonably believed to be in the best interests of the Limited Partners.

          (d)The General Partner shall have no personal liability to repay to the Partnership any portion or all of any negative amount of the General Partner's Capital Account, except as otherwise provided in Section 9.02(c).

          3.07 Defaults.

          (a)Each Partner, by its execution of this Agreement, hereby acknowledges and agrees that such Partner's obligation to pay any Capital Contributions at the times and in the amounts described in Section 3.04(a) constitutes a legally enforceable obligation of such Partner and consents to the enforcement and collection of such obligation by any legal means, without the requirement of any prior accounting or other equitable procedure on the part of the Partnership.

          (b)The General Partner, subject to the unanimous approval of the non-Defaulting Partners, can agree to not cause the forfeiture of a Defaulting Partner's Interest in the Partnership and can agree to permit such Defaulting Partner to cure its default on such terms as are agreed to by the General Partner (subject to the approval of all the non-Defaulting Partners) and the Defaulting Partner. Each Partner acknowledges and agrees, however, that, because the making of Capital Contributions by the Partners to the Partnership on a timely basis is necessary for the Partnership to fulfill its purpose, and the Partnership and the non-Defaulting Partners will be substantially damaged by the Defaulting Partner's failure to make its Capital Contributions on a timely basis, the forfeiture of a Defaulting Partner's interest in the Partnership is an appropriate remedy for a default by such a Partner, regardless of the fact that such Partner might previously have made Capital Contributions to the Partnership that have not been returned to the Partner.

          (c)A  Defaulting   Partner  shall  have  no  Partnership  Rights  that
     otherwise are provided to a Partner under the terms of this Agreement.

          (d)The Capital Contribution obligations of the non-Defaulting Partners shall not increase as a result of the default of a Partner or the forfeiture of a Defaulting Partner's interest in the Partnership, unless otherwise unanimously agreed to by the non-Defaulting Partners.

          3.08. Pre-Development Expenses. Amounts expended by a Partner prior to the execution of this Agreement that are listed in Schedule B and included in Prepartnership Expenses in accordance with Section 6.06(c) shall be treated as Capital Contributions or, at the option of such Partner, as loans by such Partner to the Partnership. If the Partner elects to treat such amounts as Capital Contributions, such amounts shall reduce the amount of cash Capital Contributions that the Partner would otherwise be obligated to make to the Partnership pursuant to Section 3.04(a)(i).


                                   ARTICLE IV

                               PROFITS AND LOSSES

          4.01. Determination and Allocation of Profits and Losses. Profits and Losses of the Partnership shall be determined for each Fiscal Year of the Partnership in accordance with the method of income tax accounting adopted by the General Partner for the Partnership consistently applied and shall be allocated among the Partners in the manner provided for in this
     Article IV.

          4.02. Allocation of Losses. The Partnership's Losses, if any, arising in a Fiscal Year shall be allocated among the Partners as follows:

          (a)First: To the extent of the aggregate positive Capital Account balances of the Partners as of the end of the Fiscal Year, Pro Rata to the Partners in accordance with each such Partner's positive Capital Account balance; and then

          (b)Second: To the General Partner.

          For purposes of Section 4.02(a), a Partner's Capital Account shall be reduced for items described in Treasury Regulations 1.704-1(b)(2)(ii)(d)(4), (5) and (6). Subject to the next following sentence, and notwithstanding Section 4.02(a) to the contrary, Nonrecourse Deductions shall be allocated among the Partners Pro Rata in accordance with their respective Partnership Percentage Interests, even if the allocation results in a Limited Partner having a negative Capital Account Balance. With respect to any Partner, the amount of Loss for any Fiscal Year or other period that would otherwise be allocated to a Partner under
     Section 4.02(a) shall not be so allocated if to do so would cause or increase a negative balance in such Partner's Capital Account in excess of such Partner's share of Partnership Minimum Gain (including such Partner's share, if any, of Partner Nonrecourse Debt Minimum Gain as defined in Treasury Regulations 1.704-2(i)(2)). Any Loss in excess of the limitation set forth in the immediately preceding sentence shall be allocated under
     Section 4.02(a) among the Partners Pro Rata in accordance with the amounts not in excess of such limitation for such Partners with the balance of such Loss, if any, allocated to the General Partner in accordance with Section 4.02(b).

          4.03. Allocation of Profits. Profits arising in a Fiscal Year shall be allocated among the Partners as follows:

          (a)First: To the General Partner until Profits allocated to the General Partner during the term of the Partnership pursuant to this
     Section 4.03(a) equal Losses allocated to the General Partner during the term of the Partnership pursuant to Section 4.02(b); then

          (b)Second: To the Partners Pro Rata in accordance with the amount of Losses allocated to each Partner pursuant to Section 4.02(a) during the term of the Partnership, until the Profits allocated to each such Partner during the term of the Partnership pursuant to this Section 4.03(b) equal the amount of Losses allocated to each such Partner during the term of the Partnership pursuant to Section 4.02(a); and then

          (c)Third: To the Partners Pro Rata in accordance with their respective Partnership Percentage Interests.


          4.04. Tax Allocations.

          (a)Except as otherwise provided in this Agreement, for Federal income tax purposes, all items of Partnership income, gain, loss, deduction, basis, amount realized and credit, and the character and source of such items, shall be allocated among the Partners in the same manner as the corresponding items of income, gain, loss, deduction or credit are allocated to Capital Accounts in accordance with Sections 4.02, 4.03 or
     4.05. The Partnership shall maintain such books, records and accounts as are necessary to make such allocations.

          (b)The General Partner is authorized to make, for tax purposes, allocations of income, gain, loss or deduction or adopt conventions as are necessary or appropriate to comply with the relevant Treasury Regulations or Internal Revenue Service pronouncements under Section 704(c) of the Code, and in particular, in respect of a Capital Contribution of property other than cash and adjustments to the Book Value of Partnership assets at the times specified in the definition of Book Value. Allocations will be made in a manner consistent with Treasury Regulations 1.704-3 and in conformity with Treasury Regulations 1.704-1(b)(2)(iv)(f) and 1.704-1(b)(4)(i).

       4.05.      Regulatory Allocations.

          (a)Qualified Income Offset. If any Partner unexpectedly receives an adjustment, allocation or distribution described in Treasury Regulations
     Section 1.704-1(b)(2)(ii)(d)(4), (5) or (6) in any Fiscal Year or other period, and as a result would, but for this Section 4.05(a), have a negative balance in its Capital Account as of the last day of such Fiscal Year or other period which is in excess of the sum of (i) the amount (if any) such Partner is obligated to restore (whether under this Agreement or otherwise, and including for this purpose, without limitation, such partner's exposure with respect to debt or other obligations or liabilities of the Partnership) and (ii) the amount of such Partner's share of Partnership Minimum Gain (including for this purpose such Partner's share of Partner Nonrecourse Debt Minimum Gain) as of such last day, then items of income and gain of the Partnership (consisting of a pro rata portion of each item of Partnership income, including gross income and gain) for such Fiscal Year or other period (and, if necessary, for subsequent Fiscal Years or periods) shall be specially allocated to such Partner in the amount and in the proportions required to eliminate such excess as quickly as possible. For purposes of this Section 4.05(a), a Partner's Capital Account shall be computed as of the last day of a Fiscal Year or other period in the manner provided in Section 3.06, but shall be increased by any allocation of income to such Partner for such Fiscal Year or other period under Sections 4.05(b), 4.05(c) and 4.05(d).

          (b)Gross Income Allocation. If any Partner would otherwise have a negative balance in its Capital Account as of the last day of any Fiscal Year or other period which is in excess of the sum of (i) the amount (if any) such Partner is obligated to restore (whether under this Agreement or otherwise, and including for this purpose, without limitation, such Partner's exposure with respect to debt or other obligations or liabilities of the Partnership) and (ii) the amount of such partner's share of Partnership Minimum Gain (including for this purpose such partner's share of Partner Nonrecourse Debt Minimum Gain) as of such last day, then items of income and gain of the Partnership shall be specially allocated to such Partner (in the manner specified in Section 4.05(a)) so as to eliminate such excess as quickly as possible. For purposes of this Section 4.05(b), a Partner's Capital Account shall be computed as of the last day of a Fiscal Year or other period in the manner provided in Section 3.06, but shall be increased by any allocation of income to such Partner for such Fiscal Year or other period under Sections 4.05(c) and 4.05(d).

          (c)Partnership Minimum Gain Chargeback. If there is a net decrease in Partnership Minimum Gain during any Fiscal Year or other period, each partner shall be allocated items of Partnership income and gain for such Fiscal Year or other period (and, if necessary, for subsequent Fiscal Years or periods) in proportion to, and to the extent of, an amount equal to such Partner's share of the net decrease in Partnership Minimum Gain during such Fiscal Year or other period, determined in accordance with Treasury Regulations 1.704-2(g). The requirement set forth in the preceding sentence shall be subject to the exceptions and limitations referred to in Treasury Regulations 1.704-2(f). This Section 4.05(c) is intended to constitute a "minimum gain chargeback" provision as described in Treasury Regulations 1.704-2(f) and shall be construed so as to meet the requirements of such Treasury Regulation.

          (d)Partner Nonrecourse Debt Minimum Gain Chargeback. If there is a net decrease in Partner Nonrecourse Debt Minimum Gain during any Fiscal Year or other period, each Partner shall be allocated items of Partnership income and gain for such Fiscal Year or other period (and, if necessary, for subsequent Fiscal Years or periods) in proportion to, and to the extent of, an amount equal to such Partner's share of the net decrease in Partner Nonrecourse Debt Minimum Gain during such Fiscal Year or other period, determined in a manner consistent with the provisions of Treasury Regulations 1.704-2(g)(2). The requirement set forth in the preceding sentence shall be subject to the exceptions and limitations referred to in Treasury Regulations 1.704-2(i)(4). This Section 4.05(d) is intended to comply with the minimum gain chargeback requirement contained in Treasury Regulations 1.704-2(i)(4), and shall be construed so as to meet the requirements of said Treasury Regulation.

          (e)Partner Nonrecourse Deductions. If one or more Partners bear the economic risk of loss (within the meaning of Section 1.752-2 of the Treasury Regulations) with respect to any Partner Nonrecourse Debt, Partner Nonrecourse Deductions attributable to such debt shall be allocated among such Partners in accordance with the ratios in which such Partners share the economic risk of loss for such Partner Nonrecourse Debt.

          (f)Curative Allocations. The allocations set forth in Section 4.05(a) through (e) above (the "Regulatory Allocations") are intended to comply with certain requirements of Treasury Regulations 1.704-1(b) and 1.704-2. The Regulatory Allocations may not be consistent with the manner in which the Partners intend to allocate Profit and Loss or make Partnership distributions. Accordingly, notwithstanding the other provisions of this
     Article IV, but subject to the Regulatory Allocations, the General Partner is hereby directed to reallocate items of income, gain, deduction and loss among the Partners so as to eliminate the effect of the Regulatory Allocations and thereby to cause the respective Capital Accounts of the Partners to be in the amounts (or as close to such amounts as possible) that they would have been if Profit and Loss (and such other items of income, gain, deduction and loss) had been allocated without reference to the Regulatory Allocations. In general, the General Partner anticipates that this will be accomplished by specially allocating other Profit and Loss (and such other items of income, gain, deduction and loss) among the Partners so that the net amount of the Regulatory Allocations and such special allocations to each such Partner is zero. The General Partner shall have discretion to accomplish this result in any reasonable manner. In addition, if in any Fiscal Year or other period there is a decrease in Partnership Minimum Gain, or in Partner Nonrecourse Debt Minimum Gain, and application of the minimum gain chargeback requirements contained in
     Section 4.05(c) or Section 4.05(d) would cause a distortion in the economic arrangement among the Partners, the General Partner may, if the General Partner does not expect that the Partnership will have sufficient other income to correct such distortion, request the Internal Revenue Service to waive either or both of such minimum gain chargeback requirements. If such request is granted, this Agreement shall be applied in such instance as if it did not contain such minimum gain chargeback requirements.

          4.06. Allocations in Event of Assignment; Prorations.

          (a)Subject in all cases to applicable law, if there is an assignment of all or any part of a Partner's Partnership Interest, for purposes of allocations of Profits and Losses and distributions of cash and property, the effective date of the assignment as to the Partnership will be: (i) in the case of a voluntary assignment under Article VIII, the effective date stated in the assignment instrument or such other date as the assignor and assignee agree, but not earlier than the date the General Partner receives Notification of the assignment; or (ii) in the case of an involuntary assignment, the date of the operative event. Profits and Losses and distributions of cash and property shall be allocated to the Person owning the Partnership Interest at the time of the occurrence of the Profits and Losses or distribution, as the case may be.

          (b)In the event of the admission of a new Partner, the termination of a Partner's interest in the Partnership or a change in a Partner's Partnership Interest, at any time other than the end of a Partnership Fiscal Year, the new Partner's or remaining Partners' share of the Partnership's Profits and Losses shall be allocated between the new Partner and the other Partners, or the remaining Partners, as the case may be, in the same ratio as the number of days in such Fiscal Year before and after the date of such admission, termination or change; provided, however, that if there has been a sale or other disposition (including in-kind distributions to Partners) of the assets of the Partnership (or any material part of such assets) during such year, then the Partnership shall treat the periods before and after the date of such admission, termination or change as separate years for the purpose of allocating the Profits and Losses (including the Profits and Losses deemed to be realized upon the distribution of assets in kind to Partners) associated with such events and shall allocate such items accordingly. Notwithstanding the foregoing, the Partnership's "allocable cash basis items," as that term is used in
     Section 706(d)(2)(B)  of the  Code,  shall  be  allocated  as  required  by
     Section 706(d)(2) of the Code and the Treasury Regulations promulgated under such Code section.


                                    ARTICLE V

                                  DISTRIBUTIONS

          5.01. Net Cash From Operations. Within a reasonable period after the end of each calendar year, or at more or less frequent intervals as the General Partner may determine in its sole discretion, the General Partner shall distribute Net Cash From Operations, if any, to the Partners Pro Rata in accordance with their respective Partnership Percentage Interests. The General Partner, subject to Section 5.02, will use best efforts, but is not required, to make distributions to Partners under this Section 5.01(a) in amounts sufficient so that they can satisfy their respective income tax liabilities. In making such distributions, the General Partner shall (i) assume all Partners are subject to a state income tax at a rate of 5 percent (deductible for federal income tax purposes) and to federal income tax at the highest rate specified in Section 1 of the Code; (ii) disregard the income, losses or other tax attributes from sources other than the Partnership; and (iii) take into account all distributions made by the partnership with respect to prior Fiscal Years and the allocations of Profits and Losses to such Partners in such Years. Notwithstanding the foregoing, the General Partner's ability to make distributions of Net Cash From Operations may be limited by the terms of the instruments evidencing the Partnership's indebtedness.

               5.02. Limitation on Cash Distributions to Partners. The General Partner shall not distribute Net Cash From Operations to any Partner unless, after such distribution is made, the fair market value of the Partnership's assets exceeds 140% of its total liabilities, excluding liabilities to the Partners on account of their loans and Capital Contributions.

               5.03. Distribution Upon Sale or Refinancing of the Project.

               (a)Upon the sale or other disposition of all or substantially all of the assets of the Partnership causing a dissolution of the Partnership under Section 9.01(a)(v), the proceeds from such a sale or distribution shall be distributed to the Partners in accordance with
          Section 9.02.

               (b)Upon  any  other  event   generating  Net  Cash  From  Capital
          Transactions not described in Section 5.03 (a), such Net Cash shall be distributed to the Partners in the following orders of priority:

               (i) First: Pro Rata to those Partners having positive Capital Account balances in proportion to such positive balances until they are reduced to zero; and then

               (ii) Second: Pro Rata to the Partners in accordance with their respective Partnership Percentage Interests.

                                   ARTICLE VI

                                   MANAGEMENT

               6.01. Management Power of General Partner. Subject to the terms of this Agreement, the General Partner shall have full, exclusive and complete discretion in the management and control of the affairs of the Partnership, shall make all decisions affecting Partnership affairs, and shall have all of the rights, powers and obligations of a general partner of a limited partnership under the Act and otherwise as provided by law. Except as otherwise expressly provided in this Agreement, the General Partner is hereby granted the right, power and authority to do on behalf of the Partnership all things which, in its sole judgment, are necessary or appropriate to manage the
          Partnership's affairs and fulfill the purposes of the Partnership, including, by way of illustration and not by way of limitation, the power and authority from time to time to do the following:

               (a)To incur all expenditures permitted by this Agreement;

               (b)To establish and maintain one or more bank accounts for the Partnership in such bank or banks as the General Partner may, from time to time, designate as depositories of the funds of the Partnership;

               (c)To the extent that funds of the Partnership are available, to pay all expenses, debts and obligations of the Partnership;

               (d)To the extent that funds of the Partnership are available, to make distributions periodically to the Partners in accordance with the provisions of Article V;

               (e)To establish and maintain the books and records of the Partnership in accordance with Article XIII;

               (f)To retain Persons to provide development, management and other services to the Partnership with respect to the Project;

               (g)To borrow money (including from Partners or their affiliates) and issue evidences of indebtedness and to secure any Partnership indebtedness by mortgage, pledge, security interest or other lien;

               (h)To perform all normal business functions, and otherwise operate and manage the business and affairs of the Partnership, in accordance with and as limited by this Agreement, in particular as described in Section 2.02; and

               (i)To invest in assets, securities or interests in securities of any nature, including (without limit) commodities, options, futures, precious metals, currencies and in domestic or foreign markets or investment funds (such as, but not limited to, mutual funds); to trade on credit or margin accounts (whether secured or unsecured) and to pledge Partnership assets for that purpose; and to deposit such assets, securities or interests in securities of any nature with brokers to be held in "street" names.

               Any and all persons dealing with the Partnership shall have the right to rely upon the actions of the General Partner to bind the Partnership by its actions or signature and the General Partner need not obtain any written Consent or permission from the Limited Partners to so bind the Partnership.

               6.02. Restrictions on the Authority of the General Partner.

               (a)Without the written Consent or ratification of all of the Limited Partners, the General Partner shall not have the authority to:

               (i)Do any act in contravention of this Agreement;

               (ii)Do any act that would make it impossible to carry on the ordinary business of the Partnership;

               (iii)Confess a judgment against the Partnership;

               (iv)Possess Partnership property or assign its rights in specific Partnership property for other than a Partnership purpose;

               (v)Admit a person as a General Partner, except as provided in this Agreement;

               (vi)Admit a person as a Limited Partner, except as provided in this Agreement; or

               (vii)Continue the business with Partnership property after the General Partner's removal or Incapacity, except as provided in this Agreement.

               (b)In the event that the written Consent or ratification of all of the Limited Partners is obtained under this Section 6.02, the General Partner agrees promptly to amend the Certificate of Limited Partnership of the Partnership and this Agreement to the extent necessary to reflect such actions.

               (c)Subject to Section 9.01, the General Partner shall not have the authority to elect to dissolve the Partnership without the Consent of all the Limited Partners.

       6.03.      Duties and Obligations of the General Partner.

               (a)The General Partner shall take all action which may be necessary or appropriate for the continuation of the Partnership's valid existence as a limited partnership under the laws of the State of Florida and of each other jurisdiction in which such existence is necessary to protect the limited liability of the Limited Partners or to enable the Partnership to conduct the business in which it is engaged.

               (b)The General Partner shall devote to the Partnership such time as shall be necessary to conduct the Partnership business and affairs in an appropriate manner.

          (c)The General Partner shall be under a fiduciary duty and obligation to conduct the affairs of the Partnership in the best interest of the Partnership, including the safekeeping and use of all Partnership funds and assets (whether or not in the immediate possession or control of the General Partner) and the use of such funds and assets for the benefit of the Partnership. The General Partner shall be entitled to cause the Partnership to enter into transactions with affiliates of the General Partner, or any Limited Partner or that benefit affiliates of the General Partner or any Limited Partner, so long as such transactions are entered into principally for the benefit of the Partnership in the ordinary course of Partnership business.

          (d)The General Partner shall at all times conduct its affairs and the affairs of the Partnership in such a manner that no Limited Partner will have any personal liability with respect to any Partnership indebtedness. The General Partner shall use its best efforts in the conduct of the Partnership's business to put all Persons with whom the Partnership does business or in whom the Partnership invests on notice that the Limited Partners are not liable for Partnership obligations, and all agreements to which the Partnership is a party shall include a statement to the effect that the Partnership is a limited partnership organized under the Act; but the General Partner shall not be liable to the Limited Partners for any failure to give such notice to such Persons or for the failure of any such agreement to contain such statement.

          (e)The Tax Matters Partner shall prepare or cause to be prepared and shall file on or before the due date (or any extension of the due date) any federal, state or local tax returns required to be filed by the Partnership. The General Partner shall cause the Partnership to pay any taxes payable by the Partnership (it being understood that the expenses of preparation and filing of such returns, and the amounts of such taxes, are expenses of the Partnership and not of the General Partner); provided, however, that the General Partner shall not be required to cause the Partnership to pay any tax so long as the General Partner or the Partnership is in good faith and by appropriate legal proceeding contesting the validity, applicability or amount of such tax and such contest does not materially endanger any right or interest of the Partnership.

          6.04. Designation of Tax Matters Partner.

          (a)The General Partner shall act as the Tax Matters Partner of the Partnership, as provided in Treasury Regulations pursuant to section 6231 of the Code. Each Partner hereby approves of such designation and agrees to execute, certify, acknowledge, deliver, swear to, file and record at the appropriate public offices such documents as may be deemed necessary or appropriate to evidence such approval.

          (b)To the extent and in the manner provided by applicable Code sections and Treasury Regulations under such Code sections, the Tax Matters Partner shall furnish the name, address, profits, interest and taxpayer identification number of each Partner (or assignee) to the IRS.

          (c)To the extent and in the manner provided by applicable Code sections and Treasury Regulations under such Code sections, the Tax Matters Partner shall inform each Partner of administrative or judicial proceedings for the adjustment of Partnership items required to be taken into account by a Partner for income tax purposes (such administrative proceedings being referred to as a "tax audit" and such judicial proceedings being referred to as "judicial review").

          (d)The Tax Matters Partner is authorized, but not required:

               (i) To enter into any settlement with the IRS with respect to any tax audit or judicial review, and in the settlement agreement the Tax Matters Partner may expressly state that such agreement shall bind all Partners except that such settlement agreement shall not bind any Partner (i) who (within the time prescribed pursuant to the Code and Treasury Regulations) files a statement with the IRS providing that the Tax Matters Partner shall not have the authority to enter into a settlement agreement on behalf of such Partner or (ii) who is a "notice partner" (as defined in section 6231 of the Code) or a member of a "notice group" (as defined in section 6223(b)2));

               (ii) In the event that a notice of a final administrative adjustment at the Partnership level of any item required to be taken into account by a Partner for tax purposes (a "final adjustment") is mailed to the Tax Matters Partner, to seek judicial review of such final adjustment, including the filing of a petition for readjustment with the Tax Court, or the filing of a complaint for refund with the United States Claims Court or the District Court of the United States for the district in which the Partnership's principal place of business is located;

               (iii)To intervene in any action brought by any other Partner for judicial review of a final adjustment;

               (iv) To file a request for an administrative adjustment with the IRS at any time and, if any part of such request is not allowed by the IRS, to file an appropriate pleading (petition or complaint) for judicial review with respect to such request;

               (v) To enter into an agreement with the IRS to extend the period for assessing any tax which is attributable to any item required to be taken into account by a Partner for tax purposes, or an item affected by such item; and

               (vi) To take any other action on behalf of the Partners or the Partnership in connection with any tax audit or judicial review proceeding to the extent permitted by applicable law or regulations.

          (e)Notwithstanding any other provision of this Agreement, the Partnership shall indemnify and reimburse, to the full extent provided by law, the Tax Matters Partner for all expenses, including legal and accounting fees (as such fees are incurred), claims, liabilities, losses and damages incurred in connection with any tax audit or judicial review proceeding with respect to the tax liability of the Partners, the payment of all such expenses to be made before any cash distributions are made to the Partners. Neither the General Partner nor any of its Affiliates nor other Person shall be obligated to provide funds for such purpose.

          (f)The taking of any action and the incurring of any expense by the Tax Matters Partner in connection with any such proceeding, except to the extent required by law, is a matter in the sole discretion of the Tax Matters Partner and the provisions on limitations of liability of the General Partner and the indemnification set forth in this Agreement shall be fully applicable to the Tax Matters Partner in its capacity as such.

          6.05. Other Businesses of Partners. Subject to Section 6.02(a) and the Master Agreement, any Partner and any affiliate of any Partner may engage in or possess any interest in other business ventures of any kind, nature or description, independently or with others, whether such ventures are competitive with the Partnership or otherwise. Subject to Section 6.02(a) and the Master Agreement, neither the Partnership nor any Partners shall have any rights or obligations by virtue of this Agreement or the partnership relationship created hereby in or to such independent ventures or the income or profits or losses derived from such independent ventures, and the pursuit of such ventures, even if competitive with the business of the Partnership, shall not be deemed wrongful or improper.

          6.06. Reimbursement and Compensation.

          (a)The General Partner shall be entitled to be reimbursed by the Partnership for out-of-pocket expenses incurred in its capacity as General Partner in connection with the operation of the Project. It is contemplated by the Partners, however, that all Partnership expenses will be incurred and paid directly by the Partnership, and that any reimbursement of out-of-pocket expenses to the General Partner would be an extraordinary event. The General Partner shall attempt to avoid these out-of-pocket expenses, whenever practical, by using Partnership funds to pay for all Partnership expenses.

          (b)The General Partner shall not receive any compensation for the development, management, operation or other activities involving the Project.

          (c)Upon the execution of this Agreement, the Partners shall agree upon the amount of pre-formation expenses incurred and paid or owing to third parties by a Partner and list those expenses (collectively the "Prepartnership Expenses") in a schedule substantially in the form of Schedule B. Prepartnership expenses incurred to third parties include, but are not limited to, amounts expended in connection with the organization of the Partnership such as legal, accounting, filing fees of any kind and mailing and courier expenses. Pre-formation expenses incurred, but not paid, to a third party on or prior to the date of execution of this Agreement, but which are billed to the General Partner or its affiliates after such date, shall be paid by the Partnership and the General Partner shall determine the amount of such expenses.

          6.07. Indemnification of the General Partner by the Partnership. Neither the General Partner nor any of its affiliates shall be liable, responsible or accountable in damages or otherwise to the Partnership or any Limited Partner for any loss or damage incurred by reason of any act or omission performed or omitted by the General Partner or such affiliates on behalf of, and for the benefit of the Partnership, in good faith and in a manner reasonably believed by them to be in the best interests of the Partnership. The Partnership shall indemnify and hold harmless the General Partner and any of its affiliates and any of its heirs, administrators, successors and assigns who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (including any action by or in the right of the Partnership), by reason of any acts or omissions or alleged acts or omissions arising out of such Person's activity as a General Partner or as an affiliate of a General Partner, if such activities were performed in good faith and in a manner reasonably believed by such Person to be in the best interests of the Partnership, against losses, damages or expenses for which such Person has not otherwise been reimbursed (including attorneys' fees, judgments, fines and amounts paid in settlement) actually incurred by such Person in connection with such action, suit or proceeding, provided that the satisfaction of any indemnification and any hold harmless shall be from and limited to Partnership assets and no Limited Partner shall have any personal liability on account of such indemnification and hold harmless.


          6.08. Rights and Obligations of Limited Partners.

          (a)A Limited Partner shall take no part in the management or control of the Partnership's business, but may exercise the rights and powers of a Limited Partner under this Agreement. A Limited Partner shall have no power to represent, act for, sign for or bind the General Partner or the Partnership. The Limited Partners hereby Consent to the exercise by the General Partner of the powers conferred on it by law and this Agreement.

          (b)The Limited Partners shall have the following voting, approval, consent or similar rights:

               (i)The right to approve or disapprove the appointment of a successor General Partner pursuant to Section 7.05;

               (ii)The right to dissolve the Partnership pursuant to Section 9.01(a)(iii); and

               (iii)The right to amend this Agreement pursuant to Section 10.02.


                                   ARTICLE VII

                  TRANSFERABILITY OF GENERAL PARTNER'S INTEREST

          7.01 Withdrawal by General Partner. Subject to Section 7.03, the General Partner may withdraw from the Partnership, but only upon compliance with all of the following procedures:

          (a)The General Partner shall, at least 60 days prior to such withdrawal, give Notification to all Partners that it proposes to withdraw and that there be substituted in its place a Person designated and described in such Notification.

          (b)Enclosed with the Notification shall be a certificate, duly executed by or on behalf of such proposed successor General Partner, to the effect that:

          (i) It is experienced in performing (or employs sufficient personnel who are experienced in performing) functions that the General Partner is required to perform under this Agreement;

          (ii) It has the requisite financial wherewithal to satisfy its obligations under this Agreement; and

          (iii) It is willing to become the General Partner under this Agreement and will assume all duties and responsibilities of the General Partner, without receiving any compensation for services from the Partnership in excess of that payable under this Agreement to the withdrawing General Partner and without receiving any participation in the withdrawing General Partner's General Partnership Interest other than that agreed upon by the General Partner and the successor General Partner.

          (c)If the General Partner withdraws, there shall be on file at the principal office of the Partnership, prior to such withdrawal, audited financial statements of the proposed successor General Partner, as of a date not earlier than 12 months prior to the date of the Notification required by this Section 7.01, certified by a nationally or regionally recognized firm of independent certified public accountants, together with a certificate duly executed on behalf of the proposed successor General Partner by its principal financial officer, to the extent that no material adverse change in its financial condition has occurred since the date of such audited financial statements that has caused its net worth, excluding the purchase price of its General Partnership Interest in the Partnership, to be reduced to less than the amount required under Section 7.01(b). Such audited financial statements and certificate shall be available for examination by any Limited Partner during normal business hours.

          (d)A Two-Thirds Majority In Interest of the Limited Partners has consented to the appointment of any successor General Partner pursuant to this Section 7.01.

          (e)The withdrawing General Partner shall cooperate fully with the successor General Partner so that the responsibilities of the withdrawing General Partner may be transferred to the successor General Partner with as little disruption of the Partnership's business and affairs as practicable.

          7.02.Incapacity of General Partner.

          (a)In the event of the Incapacity of the General Partner, the Partnership will be dissolved and must be liquidated and terminated, unless the Partnership is reconstituted in accordance with this Section 7.02.

          (b)Upon the Incapacity of the General Partner, (i) the Incapacitated General Partner immediately will cease to be a General Partner and to have any Partnership Rights provided by this Agreement, and (ii) the General Partnership Interest of the Incapacitated General Partner, including all obligations attendant to it, automatically will become a Limited Partnership Interest, without any Partnership Rights provided by this Agreement.

          (c)If dissolution of the Partnership results from the Incapacity of the General Partner and if a successor General Partner has been selected pursuant to Section 7.04, the Partnership automatically will be reconstituted as a successor limited partnership and will continue the business of the Partnership with the Partnership property, and the successor General Partner designated pursuant to Section 7.04 will be admitted as the General Partner, provided the terms and conditions of
     Section 7.05(a) are satisfied. The successor limited partnership will be deemed to have acquired the assets and liabilities of the Partnership by contribution from the Partners in accordance with their Partnership Percentage Interests. The successor limited partnership will be governed by the terms and provisions of this Agreement.

          7.03. Removal of General Partner.

          (a)(i) The General Partner may be removed at the election of any Limited Partner, for one of the following causes:

          (A) A final judicial determination that the General Partner (1) was grossly negligent in performing its obligations under this Agreement; (2) committed a felony involving moral turpitude in connection with the management of the Partnership or its business, (3) committed a fraud on the Partners or the Partnership; or (4) breached a material fiduciary obligation to either the Partnership or the Partners under this Agreement or a material undertaking by it in this Agreement.

          (B) The withdrawal of the General Partner without providing a successor General Partner that is approved in the manner required by
     Section 7.01(d).

          (ii) Unless the appropriate election is made under Section 7.03(a)(iii), a removal pursuant to this Section 7.03(a) will be treated as the Incapacity of the General Partner and will be subject to the provisions of Section 7.02.

          (iii)If the General Partner is removed for cause pursuant to Section 7.03(a)(i), the Partnership shall have the option for 30 days, beginning on the day after the day of the removal of the General Partner, to purchase the Partnership Interest of the General Partner by agreeing to pay to the General Partner an amount equal to 100% of the sum of (A) the outstanding principal balance of any loans made by the General Partner to the Partnership with accrued and unpaid interest, plus (B) the lower of (1) the balance in the General Partner's Capital Account or (2) the value of the General Partner's Partnership Interest determined under Section 7.03(b). In order to exercise the option to purchase the General Partner's Partnership Interest, the approval of a Two-Thirds Majority In Interest of the Limited Partners shall be required.

          (iv) The Partnership shall exercise the option provided for in Section 7.03(a)(iii) by providing notice of such election to the General Partner by no later than the end of the option period. If an option is exercised under
     Section 7.03(a)(iii), then the Partnership shall make payment in cash to the General Partner in an amount equal to the value of the General Partner's Partnership Interest within 30 days after the date that the value of the General Partner's Partnership Interest is determined under Section 7.03(b).

          (b)The value of the General Partner's Partnership Interest for purposes of Section 7.03(a) shall be the value of such Partnership Interest that is determined by agreement of all the Partners in the Partnership. If any disagreement exists as to the value of the Partnership Interest, then the Partners shall select two independent appraisers (or a different number of appraisers, if agreed to by all the Partners) to determine the fair market value of the Partnership Interest. The values determined by each of the appraisers shall be averaged to arrive at the value of the Partnership Interest. An appraisal made pursuant to the provisions of this Section 7.03(b) shall be binding on both the Partnership and the General Partner. The cost of the appraisals shall be the responsibility of and shall be paid by the Partnership. The Limited Partners, by approval of a Two-Thirds Majority In Interest, can waive the application of this valuation procedure, in which case Section 7.03(a)(iii)(B)(1) shall immediately be applicable.

          7.04. Replacement of General Partner. Upon the removal of the General Partner in accordance with Section 7.03 or upon the occurrence of circumstances causing the Partnership to lack a General Partner, the Partnership will be dissolved and must be liquidated unless Limited
     Partners constituting a Two-Thirds Majority In Interest elect within 60 days after the occurrence of the vacancy to select a successor General Partner, to reconstitute the Partnership in accordance with Section 7.02 and to continue the business of the Partnership with its property.

          7.05.Admission of a Successor General Partner.

          (a)The  admission of any successor  General  Partner  pursuant to this
     Article VII shall be effective only if and after the following conditions are satisfied:

          (i) The Person has accepted and assumed in writing all the terms and provisions of this Agreement;

          (ii) If the Person is not a natural person, it has provided counsel for the Partnership with a certified copy of a resolution of its Board of Directors or other authorizing action taken under its controlling documents or agreements, authorizing it to become a General Partner under the terms and conditions of this Agreement;

          (iii)The Person has executed two counterparts of this Agreement as then in effect, an Amended Certificate of Limited Partnership and such other documents or instruments as may be required or appropriate to effect the admission of that person as a General Partner; and

          (iv) The Limited Partners have given their approval, if required under this Article VII.

          (b)Notwithstanding anything to the contrary in this Article VII, a General Partnership Interest shall at all times be subject to the restrictions on transfer set forth in Section 8.01.

          7.06.Liability of Withdrawing General Partner. A General Partner who shall withdraw from the Partnership, or who shall sell, transfer or assign its General Partnership Interest, or who shall have ceased to be the General Partner because of its Incapacity, shall remain liable for obligations and liabilities incurred by it as General Partner prior to the time such withdrawal, sale, transfer, assignment or Incapacity shall have become effective or occurred, but it shall be free of any obligation or liability incurred on account of the activities of the Partnership from and after the time such withdrawal, sale, transfer, assignment or Incapacity shall have become effective.

          7.07.Consent of Limited Partners to Admission of Successor General Partners. Each Limited Partner hereby Consents pursuant to Section 7.01 to the admission of any Person as a successor General Partner meeting the requirements of Section 7.01 to whose admission as such Limited Partners constituting a Two-Thirds Majority In Interest have expressly Consented, and no further expressed Consent or approval shall be required.


                                  ARTICLE VIII

                TRANSFERABILITY OF A LIMITED PARTNERSHIP INTEREST

          8.01.Restrictions on Transfers of Interest.

          (a)Notwithstanding any other provisions of this Section 8.01, no sale, exchange, transfer or assignment (collectively "Transfer") of a Partnership Interest (General or Limited) may be made unless in the opinion of responsible counsel (who may be counsel for the Partnership), satisfactory in form and substance to the General Partner and counsel for the Partnership (which opinion may be waived, in whole or in part, at the discretion of the General Partner):

          (i) Such Transfer, when added to the total of all other Transfers of Partnership Interests within the preceding 12 months, would not result in the Partnership being considered to have terminated within the meaning of
     Section 708 of the Code;

          (ii) Such Transfer would not violate any federal securities laws or any state securities or "Blue Sky" laws (including any investor suitability standards) applicable to the Partnership or the Partnership Interest to be Transferred;

          (iii) Such Transfer would not cause the Partnership to lose its status as a partnership for federal income tax purposes; and

          (iv) Any required opinion of counsel is delivered in writing to the Partnership prior to the time of the Transfer.

          (b)In no event shall all or any part of a Partnership Interest be Transferred to a minor or an incompetent, except in trust or by will or intestate succession.

          (c)A Limited Partner may Transfer all or any part of its Limited Partnership Interest only with the Consent of the General Partner, which consent shall not be unreasonably withheld.

          (d)Each Limited Partner agrees that it will, upon the request of the General Partner, execute such certificates or other documents and perform such acts as the General Partner deems appropriate after an assignment of a Partnership Interest by that Limited Partner to preserve the limited liability of the Limited Partners under the law of the jurisdictions in which the Partnership is doing business. For purposes of this Section 8.01(d), any transfer of a Partnership Interest, whether voluntary or by operation of law, shall be considered an assignment.

          (e)Any purported assignment of a Partnership Interest which is not made in compliance with this Agreement is hereby declared to be null and void and of no force or effect whatsoever.

          (f)Each Limited Partner agrees that it will, prior to the time the General Partner consents to an assignment of a Partnership Interest by that Limited Partner, pay all reasonable expenses, including attorneys' fees, incurred by the Partnership in connection with such assignment.

          8.02.Assignees.

          (a)The Partnership shall not recognize for any purpose any purported Transfer of a Partnership Interest of a Limited Partner unless the provisions of Section 8.01 shall have been complied with and there shall have been filed with the Partnership a dated Notification of such Transfer, in form satisfactory to the General Partner, executed and acknowledged by both the seller, assignor or transferor and the purchaser, assignee or transferee, and such Notification (i) contains the acceptance by the purchaser, assignee or transferee of all of the terms and provisions of this Agreement and (ii) represents that such Transfer was made in accordance with all applicable laws and regulations. Any Transfer shall be recognized by the Partnership as effective on the date on which such Notification is filed with the Partnership.

          (b)Unless and until an assignee of a Limited Partnership Interest becomes a Substituted Limited Partner, such assignee shall not be entitled to vote or give Consents with respect to such Limited Partnership Interest.

          (c)Any Limited Partner who shall assign all of its Partnership Interest shall cease to be a Limited Partner, except that, unless and until a substituted Limited Partner is admitted in its stead, such assigning Limited Partner shall retain the statutory rights of the assignor of a Limited Partnership Interest under the Act.

          (d)Anything in this Agreement to the contrary notwithstanding, both the Partnership and the General Partner shall be entitled to treat the assignor of a Limited Partnership Interest as the absolute owner of such Limited Partnership Interest in all respects, and shall incur no liability for distributions made in good faith to it, until such time as a written assignment that conforms to the requirements of this Article VIII has been received by the Partnership and accepted by the General Partner.

          8.03.Substituted Limited Partners; New Limited Partners.

          (a)No Limited Partner shall have the right to substitute a purchaser, assignee, transferee, donee, heir, legatee, distributee or other recipient of any of such Limited Partner's Partnership Interest as a Limited Partner in its place. Any such purchaser, assignee, transferee, donee, heir, legatee, distributee or other recipient of a Limited Partnership Interest (whether pursuant to a voluntary or involuntary transfer) shall be admitted to the Partnership as a Substituted Limited Partner only (i) with the Consent of the General Partner, which Consent shall be granted or withheld in the absolute discretion of the General Partner and may be arbitrarily withheld, (ii) by satisfying the requirements of Sections 8.01 and 8.02, and (iii) upon an amendment to this Agreement and, if necessary, the Partnership's Certificate of Limited Partnership recorded in the proper records of each jurisdiction in which such recordation is necessary to qualify the Partnership to conduct business or to preserve the limited liability of the Limited Partners. Any such Consent by the General Partner may be evidenced by the execution by the General Partner of an amendment to this Agreement evidencing the admission of such Person as a Limited Partner. The Limited Partners hereby Consent and agree to such admission of a Substituted Limited Partner by the General Partner, and agree that the General Partner may, on behalf of each Partner and on behalf of the
     Partnership, cause the Certificate of Limited Partnership of the Partnership to be appropriately amended, and recorded as so amended, and Schedule A to be appropriately amended, in the event of such admission.

          (b)Each Substituted Limited Partner, as a condition to its admission as a Limited Partner, shall execute and acknowledge such instruments, in form and substance satisfactory to the General Partner, as the General Partner deems necessary or desirable to effectuate such admission and to confirm the agreement of the Substituted Limited Partner to be bound by all the terms and provisions of this Agreement with respect to the Partnership Interest acquired. All reasonable expenses, including attorneys' fees, incurred by the Partnership in this connection shall be borne by such Substituted Limited Partner.

          (c)Until an assignee shall have been admitted to the Partnership as a Substituted Limited Partner pursuant to Section 8.03(a), such assignee shall be entitled to all of the rights of an assignee of a limited partnership interest under the Act.

          (d)In the event of an offering of additional interests in the Partnership pursuant to the provisions of Section 3.04(d), each new Limited Partner, as a condition to its admission as a Limited Partner, shall execute and acknowledge such instruments, in form and substance satisfactory to the General Partner, as the General Partner deems necessary or desirable to effectuate such admission and to confirm the agreement of the new Limited Partner to be bound by all the terms and provisions of this Agreement with respect to the Partnership Interest acquired. The General Partner shall amend this Agreement and, if necessary, the Partnership's Certificate of Limited Partnership to the extent required to reflect the admission of the new Limited Partners, the making of additional Capital Contributions to the Partnership, and the resulting adjustments in Partnership Percentage Interests of the Partners. The Limited Partners hereby consent and agree to such admission of new Limited Partners by the General Partner and the adjustment in Partnership Percentage Interests of the Partners, and agree that the General Partner may, on behalf of each Partner and on behalf of the Partnership, cause this Agreement and Schedule A to be appropriately amended, in the event of such admissions and adjustment in Partnership Percentage Interests.

          (e)Notwithstanding any other provision of this Section 8.03, an assignee shall not be admitted to the Partnership as a Substituted Limited Partner unless in the opinion of responsible counsel (who may be counsel for the Partnership) satisfactory in form and substance to the General Partner and counsel to the Partnership (which opinion may not be waived by the General Partner or the Partnership), such admission would not jeopardize the characterization of the Partnership as a partnership for federal income tax purposes.

          8.04.Indemnification and Terms of Admission. Each Limited Partner shall indemnify and hold harmless the Partnership, the General Partner and every Limited Partner who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of or arising from any actual or alleged misrepresentation or misstatement of facts or omission to state facts made (or omitted to be made) by such Limited Partner in connection with any assignment, transfer, encumbrance or other disposition of all or any part of a Limited Partnership Interest, or the admission of a Substituted Limited Partner to the Partnership, against expenses for which the Partnership or such other Person has not otherwise been reimbursed (including attorneys' fees, judgments, fines and amounts paid in settlement) actually and reasonably incurred by it in connection with such action, suit or proceeding.

          8.05.Incapacity of a Limited Partner. If a Limited Partner dies, his executor, administrator or trustee, or if he is adjudicated incompetent, his committee, guardian or conservator, or if he becomes bankrupt, the trustee or receiver of his estate, shall have all the rights of a Limited Partner for the purpose of settling or managing the estate of such Limited Partner and such power as the Incapacitated Limited Partner possessed to assign all or any part of the Incapacitated Limited Partner's Partnership Interest and to join with such assignee in satisfying conditions precedent to such assignee becoming a Substituted Limited Partner. The Incapacity of a Limited Partner shall not dissolve the Partnership.


                                   ARTICLE IX

                          DISSOLUTION, LIQUIDATION AND
                         TERMINATION OF THE PARTNERSHIP

          9.01.Dissolution.

          (a)The Partnership shall be dissolved upon the happening of any of the following events:

          (i)The expiration of its term;

          (ii)The Incapacity of the General Partner, unless the Partnership is reconstituted in accordance with Section 7.02;

          (iii)The election to dissolve the Partnership by all of the Limited Partners;

          (iv)The withdrawal of the General Partner without the designation of a successor General Partner under Section 7.01, unless the Partnership is reconstituted in accordance with Section 7.02;

          (v) The election by the General Partner to dissolve the Partnership following the sale, distribution to the Partners or other disposition at any one time of all or substantially all of the assets of the Partnership; or

          (vi)Termination required by operation of law.

          (b)Dissolution of the Partnership shall be effective on the day on which the event giving rise to the dissolution occurs, but the Partnership shall not terminate until the Certificate of Limited Partnership of the Partnership has been cancelled and the assets of the Partnership have been distributed as provided in Section 9.02.

          9.02.Liquidation.

          (a)Upon dissolution of the Partnership, the General Partner or a liquidating trustee, if one is appointed, shall wind up the affairs of the Partnership and, in its sole discretion, liquidate all or any part of the assets of the Partnership. The General Partner or such liquidating trustee shall, in its absolute discretion, determine the time, manner and terms of any sale or other disposition of the Partnerships investments for the purpose of obtaining, in its opinion, fair value for such assets.

          (b)Profits and Losses arising from such sales upon liquidation shall be allocated as provided in Article IV. In settling accounts after dissolution, the assets of the Partnership shall be paid out in the following order:

          (i)To creditors, whether by payment or by establishment of reserves, in the order of priority as provided by law; and

          (ii)To each Partner in an amount equivalent to the positive amount of its Capital Account on the date of distribution or, if the remaining assets in the Partnership are (A) insufficient to return the entire Capital Accounts or (B) in excess of the amount of such Capital Accounts, Pro Rata to the Partners according to the positive balances in their Capital Accounts.

          (c)Upon dissolution and liquidation of the Partnership, after any allocations of Profits or Losses, but before any distributions to the Partners upon such liquidation, the General Partner shall contribute to the capital of the Partnership an amount equal to the negative amount, if any, of its Capital Account.

          (d)When the General Partner or trustee has complied with the foregoing liquidation plan, the Partners shall execute, acknowledge and cause to be filed an instrument evidencing the cancellation of the Certificate of Limited Partnership of the Partnership.


                                    ARTICLE X

                                   AMENDMENTS

          10.01.Amendments Generally.

          (a)Amendments to this Agreement to reflect the addition or substitution of a Limited Partner, the admission of a successor General Partner or the withdrawal of a General Partner shall be made at the time and in the manner referred to in Section 7.05 or 8.03.

          (b)The General Partner shall, within a reasonable time after the adoption of any amendment to this Agreement, make any filings or publications required or desirable to reflect such amendment, including any required filing for recordation of the Certificate of Limited Partnership or other instrument or similar document of the type contemplated by Section 6.03(a).

          10.02.Adoption of Amendments.

          (a)Except as otherwise provided in Section 10.01, this Agreement may be amended from time to time only with the Consent of all of the Partners.

          (b)On the adoption of any amendment to this Agreement, the amendment shall be executed by the General Partner and all of the Limited Partners and shall be recorded in the proper records of each jurisdiction in which recordation is necessary for the Partnership to conduct business or to preserve the limited liability of the Limited Partners. Each Limited Partner hereby irrevocably appoints and constitutes the General Partner as its agent and attorney-in-fact to execute, swear to and record any and all such amendments. The power of attorney given hereby is irrevocable, is coupled with an interest and shall survive the Incapacity of a Limited Partner granting it.

          10.03.Amendments on Admission or Withdrawal of Partners. If this Agreement shall be amended to reflect the admission or substitution of a Partner, the amendment to this Agreement shall be adopted, executed and sworn to by all Partners, the Person to be substituted or added and the assigning Limited Partner. Any such amendment may be executed by the General Partner on behalf of the Limited Partners, the substituted or added Limited Partner and the assigning Limited Partner pursuant to the power of attorney granted in Section 12.01. If this Agreement shall be amended to reflect the withdrawal, removal or Incapacity of the General Partner and the continuation of the business of the Partnership, such amendment shall be adopted, executed and sworn to by the successor General Partner and by all of the Limited Partners.

          10.04.Amendment of Certificate. In the event this Agreement shall be amended pursuant to this Article X, the General Partner shall amend the Certificate of Limited Partnership of the Partnership to reflect such change if it deems such amendment to be necessary.


                                   ARTICLE XI

                              CONSENTS AND MEETINGS

          11.01. Method of Giving Consent. Any Consent required by this Agreement may be given as follows:

          (a)By a written Consent given by the Consenting Partner at or prior to the doing of the act or thing for which the Consent is solicited, provided that such Consent shall not have been nullified by either (i) Notification to the General Partner by the Consenting Partner at or prior to the time of, or the negative vote by such Consenting Partner at, any meeting held to consider the doing of such act or thing, or (ii) Notification to the General Partner by the Consenting Partner prior to the doing of any act or thing the doing of which is not subject to approval at such meeting; or

          (b)By the affirmative vote by the Consenting Partner to the doing of the act or thing for which the Consent is solicited at any meeting called and held pursuant to Section 11.02 to consider the doing of such act or thing.

          11.02. Meetings. Any matter requiring the Consent of all or any of the Limited Partners pursuant to this Agreement may be considered at a meeting of the Partners held not less than 20 nor more than 60 days after Notification of such meeting shall have been given by the General Partner to all Partners. Such Notification (a) may be given by the General Partner, in its discretion, at any time; and (b) shall be given by the General Partner within 30 days after receipt by the General Partner of a request for such a meeting made by Limited Partners constituting a Two-Thirds Majority In Interest. Any such Notification shall state briefly the purpose, time and place of the meeting. All such meetings shall be held at such reasonable place as the General Partner shall designate and during normal business hours.

          11.03. Submissions to Limited Partners. The General Partner shall give all the Limited Partners Notification of any proposal or other matter required by any provision of this Agreement or by law to be submitted for the consideration and approval of the Limited Partners. Such Notification shall include any information required by the relevant provision of this Agreement or by law.


                                   ARTICLE XII

                                POWER OF ATTORNEY

     12.01. Power of Attorney.

     (a)Each Limited Partner, by its execution of this Agreement, hereby makes, constitutes and appoints the General Partner as its true and lawful agent and attorney-in-fact, with full power of substitution and full power and authority in its name, place and stead to make, execute, sign, acknowledge, swear to, record and file:

     (i) this Agreement and any amendments to this Agreement;

     (ii) the original Certificate of Limited Partnership of the Partnership and all amendments to such Certificate of Limited Partnership required or permitted by law or the provisions of this Agreement;

     (iii) all certificates and other instruments deemed advisable by the General Partner to carry out the provisions of this Agreement and applicable law or to permit the Partnership to become or to continue as a limited partnership wherein the Limited Partners have limited liability in the jurisdiction(s) where the Partnership may be doing business;

     (iv) all instruments that the General Partner deems appropriate to reflect a change or modification of this Agreement or the Partnership in accordance with this Agreement, including, without limitation, the substitution of assignees as Substituted Limited Partners or admission of new Limited Partners pursuant to
Section 8.03;

     (v) all conveyances and other instruments or papers deemed advisable by the General Partner to effect the dissolution and termination of the Partnership;

     (vi) all fictitious or assumed name certificates required or permitted to be filed on behalf of the Partnership; and

     (vii) all other instruments or papers which may be required or permitted by law to be filed on behalf of the Partnership.

     (b)The foregoing power of attorney:

     (i) Is coupled with an interest and shall be irrevocable and survive the Incapacity of each Limited Partner;

     (ii) May be executed by the General Partner by signing separately as attorney-in-fact for each Limited Partner or, after listing all of the Limited Partners executing an instrument, by a single signature of the General Partner acting as attorney-in-fact for all of them; and

     (iii) Shall survive the delivery of an assignment by a Limited Partner of its Partnership Interest; except that, where the assignee of such Limited Partnership Interest has been approved by the General Partner for admission to the Partnership as a Substituted Limited Partner, the power of attorney of the assignor shall survive the delivery of such assignment for the sole purpose of enabling the General Partner to execute, swear to, acknowledge and file any instrument necessary or appropriate to effect such substitution.

     (c)Each Limited Partner shall execute and deliver to the General Partner, within five days after receipt of the General Partner's request, such further designations, powers-of-attorney and other instruments as the General Partner deems necessary or appropriate to carry out the terms of this Agreement.


                                  ARTICLE XIII

                         RECORDS AND ACCOUNTING; REPORTS

     13.01. Records and Accounting.

     (a)Proper and complete records and books of account of the business of the Partnership, including a list of the names and addresses and Partnership Percentage Interests of all Limited Partners, shall be maintained at the Partnership's principal place of business, and each Limited Partner or its duly authorized representative shall have access to them, upon reasonable notice and for a proper purpose, at all reasonable times during business hours. Any Partner, or its duly authorized representatives, upon paying the costs of collection, duplication and mailing, shall be entitled for any proper purpose to a copy of the list of names and addresses and Partnership Percentage Interests of the Limited Partners. Such information shall be used for Partnership purposes only.

     (b)The books and records of the Partnership shall be kept on the accrual basis of accounting, which shall also be followed by the Partnership for federal income tax purposes. The external financial statements of the Partnership shall be prepared in accordance with generally accepted accounting principles consistently applied, and shall be appropriate and adequate for the Partnership's business and for carrying out all provisions of this Agreement. The taxable year of the Partnership shall be the calendar year. The Fiscal Year of the Partnership for purposes of its external financial statements shall be selected by the General Partner, but such Fiscal Year need not be the calendar year. Whenever this Agreement uses the term "Fiscal Year", it shall refer to either the taxable year or fiscal year for external financial statements as the context requires if such years are not the same.

     (c) There shall be an interim closing of the books of account of the Partnership at such time as the Partnership's taxable year ends pursuant to the Code and at such other times as the General Partner determines is required under this Agreement.

     13.02. Annual Reports. Within a reasonable period of time after the end of each Fiscal Year, the General Partner shall cause to be delivered to each Person who was a Partner at any time during the Fiscal Year, an annual report containing the following information:

     (a)Financial statements of the Partnership, including, without limitation, a balance sheet as of the end of the Partnership's Fiscal Year and statements of income, Partners' equity and changes in financial position, for such Fiscal Year, which shall be prepared in accordance with generally accepted accounting principals consistently applied;

     (b)A statement of cash and in-kind distributions to Partners for the period covered by the annual report; and

     (c)A description of the activities of the Partnership during the period covered by the annual report.

     13.03. Tax Information. Within a reasonable period of time after the end of each calendar year, the General Partner will cause to be delivered to each Person who was a Partner at any time during such calendar year all information necessary for the preparation of such Partner's federal income tax returns, including a statement showing each Partner's share of Profits or Losses, and the amount of any distribution made to or for the account of such Partner pursuant to this Agreement.

     13.04. Partnership Funds. No funds of the Partnership shall be kept in any account other than a Partnership account and funds shall not be commingled with the funds of any other Person, and the General Partner shall not employ, or permit any other Person to employ, such funds in any manner except for the benefit of the Partnership. The funds of the Partnership not needed in the operation of the business may be deposited in such bank accounts as the General Partner may designate pursuant to Section 6.01(b). Withdrawals from such accounts shall be made upon such signatures as the General Partner may designate.

     13.05. Elections. The General Partner may cause the Partnership to make all elections required or permitted to be made by the Partnership under the Code and not otherwise expressly provided for in this Agreement, in the manner that the General Partner believes is in the best interest of the Partnership.


                                   ARTICLE XIV

                                  MISCELLANEOUS

     14.01. Notification.

     (a)Any Notification to any Limited Partner shall be at the address of such Partner set forth in Schedule A or such other mailing address of which such Limited Partner shall advise the General Partner in writing. Any Notification to the Partnership or the General Partner shall be at the principal office of the General Partner, as set forth in Schedule A. The General Partner may at any time change the location of its principal office. Notification of any such change shall be given to the Partners on or before the date of any such change.

     (b)Any Notification shall be deemed to have been duly given if personally delivered or sent by United States mail or by facsimile transmission and will be deemed given, unless earlier received (i) if sent by certified or registered mail, return receipt requested, five calendar days after being deposited in the United States mails, postage prepaid; (ii) if sent by United States Express Mail, two calendar days after being deposited in the United States mails, postage prepaid; (iii) if sent by facsimile transmission, the date sent; and
(iv) if delivered by hand, on the date of receipt.

     14.02. Governing Law; Separability of Provisions. It is the intention of the parties that the internal laws of the State of Florida and, in particular, the provisions of the Act, as the same may be amended from time to time, shall govern the validity of this Agreement, the construction of its terms and the interpretation of the rights and duties of the parties. If any provision of this Agreement shall be held to be invalid, the remainder of this Agreement shall not be affected by such holding.

     14.03. Entire Agreement. This Agreement constitutes the entire agreement among the parties; it supersedes any prior agreement or understandings among them, oral or written, all of which are hereby cancelled. This Agreement may not be modified or amended other than pursuant to Article X.

     14.04. Headings, Etc. The headings in this Agreement are inserted for convenience of reference only and shall not affect the interpretation of this Agreement. Whenever from the context it appears appropriate, each term stated in either the singular or the plural shall include the singular and the plural, and pronouns stated in either the masculine or the neuter gender shall include the masculine, the feminine and the neuter.

     14.05 Section and Schedule References. All references in this Agreement to sections and schedules shall be deemed to be references to Sections of, and Schedules to, this Agreement, unless the context requires otherwise. All references to Sections of this Agreement shall be deemed to include all subsections of such Sections.

     14.06. Binding Provisions. The covenants and agreements contained in this Agreement shall be binding upon and inure to the benefit of the heirs, executors, administrators, successors and assigns of the respective parties to this Agreement.

     14.07. No Waiver. The failure of any Partners to seek redress for violation or to insist on strict performance of any covenant or condition of this Agreement shall not prevent a subsequent act which would have constituted a violation from having the effect of an original violation.

     14.08. Legends. If certificates are issued evidencing a Limited Partnership Interest, each such certificate shall bear such legends as may be required by applicable federal and state laws, or as may be deemed necessary or appropriate by the General Partner to reflect restrictions upon transfer contemplated in this Agreement.

     14.09. Conflicting Provisions. In the event of a conflict between the provisions of this Agreement and a Master Agreement between the Limited Partners or their predecessors, the provisions of the Master Agreement shall govern.

     14.10.   Counterparts.   This   Agreement   may  be   executed  in  several
counterparts, each of which shall be deemed an original but all of which shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                                   GENERAL PARTNER

                                   GOLDING UNITED FISHHAWK, INC.

                                   By:

                                   Its:


                                   LIMITED PARTNERS

                                   UIRT FISHHAWK LLC


                                   By:

                                   Its:



                                   THE STUART S. GOLDING COMPANY


                                   By:

                                   Its:

Exhibit 23.1

                        Consent of Independent Auditors.

     We consent to the incorporation by reference in the: 1) Registration Statement on Form S-8 pertaining to the 1999 Open Market Purchase Plan of United Investors Realty Trust (the "Company"); 2) Registration Statement on Form S-3 and related Prospectus of the Company for the registration of 15,000,000 common shares of beneficial interest; and 3) Registration Statement on Form S-3 and related Prospectus of the Company of up to $100,000 of common shares, preferred shares, debt securities, securities warrants and rights, of our report dated January 22, 2000 with respect to the Consolidated Financial Statements and Schedule of United Investors Realty Trust and Subsidiaries included in this Annual Report on Form 10-K for the year ended December 31, 1999.

                                   SCHEDULE A


                               Capital Percentage
                             Contributions Interests

GENERAL PARTNER

Golding United FishHawk Inc.       $ 10              1%



LIMITED PARTNER(S)


UIRT FishHawk LLC                  $495           49.5%


The Stuart S. Golding Company      $495           49.5%




                                   SCHEDULE B

                             Prepartnership Expenses

     As of December __, 1999, the Partnership had incurred $125,325 of Prepartnership Expenses, $45,000 of which were paid by SSG and $80,325 of which were paid by UIRT. These entire amounts constitute loans to the Partnership by the Partner that paid such amount. Unless otherwise elected in writing by the Partners, all other amounts expended by the Partners for Prepartnership Expenses shall constitute a loan to the Partnership.

     The Prepartnership Expenses as of December __, 1999 are as follows:

         1.       Prepartnership Expenses paid by SSG:

                  (To Be Provided)


         2.       Prepartnership Expenses paid by UIRT:

                  Letter of Credit Fee to Wells Fargo         $32,325.00
                  Letter of Credit Fee to UIRT                $21,550.00
                  Legal Fees                                  $26,000.00
                  Travel Expenses                             $   450.00

                  Total UIRT Expenses                         $80,325.00





                       CERTIFICATE OF LIMITED PARTNERSHIP

                                       OF

                          GOLDING UNITED FISHHAWK LTD.

     The undersigned general partner represents that it has formed a limited partnership pursuant to the Florida Revised Uniform Limited Partnership Act (the "Act"), and that it has executed this Certificate of Limited Partnership pursuant to the foregoing Act and states herein as follows:

I. Name

The name of the limited partnership is Golding United FishHawk Ltd.


II. Records of the Partnership

The address of the office in Florida at which place the records of the partnership shall be maintained is as follows:

                              27001 US Highway 19
                                   Suite 2095
                              Clearwater, FL 33761


III. Registered Agent

The address of the registered office of the partnership and the name of the registered agent for service of process located at that office is as follows:

                     Intrastate Registered Agent Corporation
                         701 Brickell Avenue, Suite 3000
                              Miami, Florida 33131

                              IV. General Partners

The name and business address of the general partner of the partnership is as follows:

                          Golding United FishHawk Inc.
                               27001 US Highway 19
                                   Suite 2095
                              Clearwater, FL 33761


                               V. Mailing Address

              The mailing address of the partnership is as follows:

                               27001 US Highway 19
                                   Suite 2095
                              Clearwater, FL 33761


                                 VI. Dissolution

The latest date on which the partnership is to dissolve is December 31, 2051.

     The undersigned General Partner of the partnership has executed this Certificate of Limited Partnership on December ___, 1999.

                                                GOLDING UNITED FISHHAWK INC., a
                                                Florida corporation


                                               By: ____________________________
                                                      R. Steven Hamner
                                                      Vice President

                  ACCEPTANCE OF DESIGNATION AS REGISTERED AGENT
                        AND AGENT FOR SERVICE OF PROCESS


     The undersigned, having been designated the agent for service of process pursuant to Section 620.105, Florida Statutes and Registered Agent pursuant to
Section 620.192, Florida Statutes of GOLDING UNITED FISHHAWK LTD., a limited partnership to be formed concurrently herewith under the Florida Revised Uniform Limited Partnership Act (1986), does hereby accept such designation and the obligations provided for in Section 620.105 and 620.192, Florida Statutes. Dated this ____ day of December, 1999.

                                                INTRASTATE REGISTERED AGENT
                                                CORPORATION
                                                701 Brickell Avenue, Suite 3000
                                                Miami, Florida  33131


                                          By:___________________________________
                                                 Name: Steven H. Hagen
                                                 Title: Vice President

                       AFFIDAVIT OF CAPITAL CONTRIBUTIONS


     BEFORE ME, the undersigned authority, personally appeared R. Steven Hamner, a duly authorized officer of GOLDING UNITED FISHHAWK INC., a Florida corporation and the general partner of GOLDING UNITED FISHHAWK LTD., a Florida limited partnership, who certifies as follows:

     1. The amount of capital contributions to date of the limited partners is $990.

     2. The total amount contributed and anticipated to be contributed by the limited partners at this time totals $990. Signed on the date set forth below.

     Under penalties of perjury the undersigned declares that the facts herein alleged are true to its best knowledge and belief.

                                                  GOLDING UNITED FISHHAWK
                                                  INC., a Florida corporation,
                                                  general partner

                                                   By:
                                                   R. Steven Hamner
                                                   Vice President



Dated: December ___, 1999


STATE OF                   )
                           ) SS:
COUNTY OF ________         )


               The foregoing Affidavit of Capital Contributions was acknowledged before me this ___ day of December, 1999, by R. STEVEN HAMNER, who is
          personally         known        to        me        or        produced
          _____________________________________________  as  identification,  in his capacity as Vice President of GOLDING UNITED FISHHAWK INC., a Florida corporation.





                                            ___________________________________
                                                              Notary Public
                                                              State of

My Commission Expires:

                          MANAGEMENT AGREEMENT

     THIS AGREEMENT, made effective December 17, 1999, among Golding United FishHawk Ltd., a Florida limited partnership (hereinafter "GUFH") STUART S. GOLDING COMPANY (hereinafter "SSG"), a Florida corporation, and United Investors Realty Trust (hereinafter "UIRT"), a Texas real estate investment trust (hereinafter SSG and UIRT together, the "Managers").

     WITNESSETH:

     WHEREAS, on December 17, 1999 GUFH acquired a parcel of land to be developed into a shopping center to be known as FishHawk Center, located in Tampa, Florida (hereinafter the "Shopping Center"), and WHEREAS, the parties wish to formalize their agreement regarding the management of the Shopping Center. NOW, THEREFORE, the parties hereto agree, in consideration of the mutual promises set forth herein, as follows:

Section 1. Definition. 1.1 For the purposes of this Agreement, the term "Operations" means the leasing, maintenance and operation of the Shopping Center.

Section 2. Management of the Shopping Center. 2.1 The overall management and control of the Shopping Center shall be under the direction of GUFH. The Managers shall be responsible for the implementation of the decisions of GUFH and for conducting the ordinary and usual business and affairs relating to the
Operations of the Shopping Center. 2.2 The Managers shall faithfully and diligently manage and operate the Shopping Center in accordance with the highest standards applicable to shopping centers of similar size and character and, subject to the terms hereof, in compliance with all mortgages, leases and other agreements pertaining to or governing the Operations of the Shopping Center. 2.3 No action shall be taken, sum expended, decision made, or obligation incurred by the Managers with respect to a matter within the scope of any of the major decisions (hereinafter called "Major Decisions") as enumerated below, unless the Managers are directed to do so by GUFH. The Major Decisions shall include: (1) financing operations of GUFH, including but not limited to financing and refinancing the Shopping Center; (2) sale, or other transfer, or mortgage or the placing or suffering of any other encumbrance on the Shopping Center or any part or parts thereof; (3) any lease or other arrangement for space in the Shopping Center excepting leases which have terms in accordance with the following requirements: i. the initial term of the lease is at least 3 (three) years. ii. the annual base rent is at least the amount reflected in the pre-development pro forma statement of lease revenue or the annual budget, both only as approved by GUFH. (4) approval of all construction and architectural contracts and all architectural plans, specifications and drawings prior to the construction of any improvement contemplated thereby; (5) selecting or varying depreciation and accounting methods and making other decisions with respect to treatment of various transactions for federal and state income tax purposes; (6) making any expenditure or incurring any obligation by or of GUFH involving a sum in excess of $5,000 in any fiscal year for any transaction or group of similar transactions for expenditures made and obligations incurred pursuant to except for those specifically set forth in a budget theretofore approved by GUFH except for repairs of an emergency nature; and (7) determination of the maximum and minimum working capital requirements of GUFH. 2.4 (a) The Managers shall, and are hereby authorized to implement or cause to be implemented all Major Decisions approved by GUFH, and shall conduct or cause to be conducted the ordinary and usual business affairs of GUFH, in accordance with and as limited by this Agreement on behalf of GUFH, including the following: (1) SSG to serve as manager with authority over and responsibility for the shopping center facilities day to day management of the Shopping Center; (2) UIRT and SSG to take all reasonable steps to collect, and enforce the collection of all rentals and other charges due GUFH from tenants in accordance with the terms of their leases and, in connection with the collection of percentage rents payable under such leases, to keep records of gross sales reports of tenants and compute percentage rents; to terminate tenancies, upon consent of GUFH; to sign and serve in the name of GUFH such notices as are deemed needful by Manager in the enforcement of the leases; to institute and prosecute actions with the consent of GUFH; to evict tenants, upon consent of GUFH, and to recover possession of premises occupied by them; to sue for or in the name of GUFH (upon consent of
GUFH) and recover rents and other sums due; and when expedient (and upon approval of GUFH) to settle, compromise and release such actions or suits or reinstate such tenancies; (3) SSG and UIRT to advise GUFH promptly of the service upon or delivery to the Managers of any summons, subpoena, or other legal document including, without limitation, notices, letters or other communication setting out or claiming an actual or alleged potential liability of GUFH or any violation of any governmental regulations; (4) UIRT to engage counsel, but only as designated by or with the approval of GUFH, without limitation, for the enforcement of the collection of rent or eviction of a tenant; the fees and expenses of such counsel shall be borne by GUFH; (5) SSG to furnish or supply to tenants, at the cost of GUFH and except as otherwise specified herein, any and all services required to be furnished or supplied by GUFH pursuant to the leases; (6) SSG to promptly notify GUFH of any actual or threatened condemnation which may affect the Shopping Center or the area in the general vicinity thereof; (7) SSG and UIRT to obtain and renew such permits and any other governmental licenses as shall be necessary in connection with the Operations of the Shopping Center and comply with all laws, regulations, orders, ordinances, rules and requirements of all governmental authorities, federal, state or local. (8) SSG to negotiate and, when approved by GUFH, enter into and supervise performance of contracts covering the construction of any improvements or any repairs or alterations; provided, however, if the cost thereof shall not exceed $5,000 for any transaction or group of similar transactions, SSG shall not be required to obtain such approval; (9) SSG and UIRT to negotiate and obtain all agreements, deeds, leases, assignments and other instruments pursuant to which GUFH, in its normal course of business shall lease or dispose of portions of the Shopping Center or any interest therein, provided, however, that no such agreement, deed, lease, assignment or other instrument shall be effective unless and until approved and executed by GUFH; The Managers will use the form of lease provided by UIRT, unless GUFH approves a different form. (10) SSG and UIRT, to the extent that funds of GUFH are available therefor, to make repairs, purchase supplies, pay all operating expenses and provide reserves for repair and maintenance in accordance with the budget and other instructions of GUFH; (11) UIRT to the extent that funds of GUFH are available therefor, to pay all taxes, assessments, rents and other impositions applicable to the Shopping Center and other assets owned; (12) SSG and UIRT to protect and preserve the titles and interests of GUFH with respect to the shopping Center and other assets owned; (13) UIRT, to the extent that funds of GUFH are available therefor, to pay all premiums for and maintain all property and public liability insurance obtained by GUFH, except SSG and UIRT shall obtain and maintain any required workmen's compensation insurance and shall deliver certificates thereof to GUFH; (14) UIRT, to the extent that funds of GUFH are available therefor, to pay all debts and other obligations of GUFH, including amounts due under permanent financing of the Shopping Center and other loans to GUFH previously approved by GUFH and costs of construction, operation and maintenance of the Shopping Center; (15) UIRT to maintain all funds of GUFH held by the Managers in such accounts and in such bank or banks as may be approved from time to time by GUFH; (16) SSG and UIRT to prepare for submission to GUFH budgets and plans of development for approval for the Operations of the Shopping Center as provided in Section 3 hereof; (17) UIRT to keep all books of account and other records of GUFH in accordance with the terms of this Agreement; (18) UIRT to prepare and deliver to each Partner the periodic reports provided for in Section 4.3; (19) UIRT to make distributions, to the extent that funds of GUFH are available therefor, to each Partner pursuant to written instructions from GUFH; (20) UIRT to hold all security deposits of tenants of the Shopping Center in accordance with the laws of the State of Florida and apply the same for the purposes set forth in the respective leases. (b) SSG and UIRT shall not expend more than the fair and reasonable market value at the time and place of delivery of performance for any goods purchased or services engaged on behalf of GUFH and shall collect for GUFH any rebates, credits or discounts for any purchase made on behalf of GUFH. (c) Any provision hereof to the contrary notwithstanding, except for expenditures made and obligations incurred and previously approved by GUFH or in direct pursuance to a budget approved by GUFH, SSG and UIRT shall not have any authority to make any expenditure or incur any obligations on behalf of GUFH.

Section 3. Budgets. Not less than once in each calendar year and not later than 90 days prior to the end of the fiscal year, SSG and UIRT shall prepare and submit to GUFH for its consideration, a budget ("Budget") setting forth the estimated receipts and expenditures (capital, operating and other) to be received and incurred in connection with the Operations of the Shopping Center for the period covered by the Budget. Such budget will be prepared on the form provided by UIRT unless GUFH approves a different form. When approved by GUFH, SSG shall in good faith use its best efforts to implement the Budget and shall be authorized, without the need for further approval of GUFH to make the expenditures and incur the obligations provided for in the Budget.

Section 4. Records and Accounts. 4.1 UIRT shall provide an accounting system to account for the business of GUFH which shall set forth its charts of accounts and procedures to meet the reporting, accounting and tax return requirements of GUFH in respect of Operations (such system as approved and adopted by GUFH being hereinafter called the "Accounting System"). 4.2 SSG and UIRT shall keep or cause to be kept full, true and accurate records and accounts of operations and of SSG and UIRT's performance of its duties under this Agreement and of all transactions on behalf of GUFH in connection therewith and of the costs and expenses thereof, including but without limiting the generality of the foregoing, records and accounts in accordance with the Accounting System. 4.3 UIRT shall within fifteen (15) days of the end of each calendar month furnish GUFH a statement setting forth the cash flow from the Operations of the Shopping Center and within sixty (60) days after the end of each calendar year a balance sheet and related statement of profit or loss for GUFH for said period. Within the time allowed by Internal Revenue Service regulations after the end of each calendar year, UIRT shall submit to GUFH, federal and state tax returns for GUFH. GUFH shall pay UIRT reasonable expenses fees to prepare aforesaid balance sheet, profit and loss statement and tax returns, such fees estimated at approximately $5,000 for calendar year 1999. UIRT may also incur outside accountant fees in preparation of the tax returns, for which GUFH will reimburse UIRT. UIRT shall also prepare and furnish GUFH on a quarterly basis a statement comparing revenue and expenses actually incurred with the Budget prepared pursuant to Section 3 hereof. 4.4 UIRT shall permit GUFH upon request, to inspect and copy any and all records and accounts and furnish GUFH with such rent receipts, expense vouchers and statements compiled from such records as any Partner may reasonably request.

Section 5. Management Personnel; Maintenance and Service Expense; Management Fee. (a) SSG and UIRT at their sole and separate cost and expense shall pay for the services of all persons performing executive, administrative, stenographic, clerical and accounting services (except for those performed by legal counsel and independent certified public accountants at the request of GUFH and except for those performed by on site personnel approved by GUFH) in connection with day-to-day operations of the Shopping Center. Subject to the terms of Sections
2.4 and 3 hereof, SSG and UIRT shall provide personnel, hire independent contractors and purchase supplies for the conduct of GUFH affairs as may be needed for the orderly and expeditious Operations of the Shopping Center in a business like manner. (c) If SSG shall furnish or render services to tenants of the Shopping Center other than those which are usually or customarily furnished or rendered in connection with the mere rental of shopping center premises, the cost of such services shall be borne by GUFH; SSG shall notify UIRT to make a separate charge to the tenants for such services and the amount of such charge shall be received and retained by GUFH. (d) For the performance of its duties as Managers under this Agreement, GUFH will pay SSG a management fee equal to 4% per annum and UIRT 2% per annum of all basic rents and percentage rents, paid by tenants for space in the Shopping Center. In addition, SSG shall receive leasing commissions in accordance with the attached Exhibit A, and UIRT will be paid for tax return preparation services pursuant to Section 4.3 above.

Section 6. Term. (a) This Agreement shall continue until terminated, upon 30 (thirty) days written notice, by GUFH, SSG or UIRT (b) This Agreement shall be terminated and except as to liabilities or claims which shall have accrued or arisen prior to such termination, all obligations hereunder shall cease upon the happening of any of the following events: (i) If a petition in bankruptcy is filed by or against GUFH, SSG or UIRT, or if any shall make an assignment for the benefit of creditors, or take advantage of any insolvency act, any party hereto may terminate this Agreement immediately upon giving written notice to the other parties. (ii) If SSG or UIRT is negligent in the performance of this Agreement, or if SSG or UIRT deliberately or willfully fail to perform any of their obligations under this Agreement within ten (10) days after a written demand for performance by GUFH, GUFH may terminate this Agreement immediately upon giving written notice to SSG or UIRT. (c) Upon termination of this Agreement, SSG and UIRT shall deliver to GUFH any and all leases, accounting records, files and other documents relating to the Shopping Center.

Section 7. Indemnification; Authority. 7.1 Except with respect to its agreements contained herein, SSG or UIRT, its officers, agents and employees shall not be responsible for any loss or damage suffered or done in the course of the discharge of its duties hereunder except for any loss or damage arising directly or indirectly from bad faith or willful act or gross negligence of its officers, agents or employees. 7.2 SSG or UIRT shall not have authority to act for or to assume any obligation or liability on behalf of GUFH except such authority as conferred on SSG and UIRT by this Agreement, and SSG and UIRT shall indemnify and hold GUFH and its respective successors and assigns and agents harmless from and against any and all losses, claims damages and liabilities arising out of any act or any assumption of any obligation by SSG and UIRT done or undertaken on behalf of GUFH except pursuant to such authorization.

Section 8. Assignment of Management Agreement. This Agreement shall be binding upon the parties hereto and their respective successors and assigns; provided, however, that SSG or UIRT may not assign their rights and interests or delegate the whole of or, except as authorized by this Agreement, delegate any part of their obligations or duties under this Agreement without the written consent of GUFH.

Section 9. Governing Law. This Agreement shall be construed and enforced in accordance with the laws of the State of Florida.

Section 10. Notices. All notices, consent, approvals and other communications hereunder shall be in writing and shall be delivered or mailed by first-class mail, postage prepaid, addressed as follows: (a) If to
GUFH: at 27001 U.S. Highway 19 North, Suite 2095, Clearwater, Florida 33761 or at such other address as GUFH shall have furnished to the Managers in writing.
(b) If to SSG: at 27001 U.S. Highway 19 North, Suite 2095, Clearwater, Florida 33761 or at such other address as Managers shall have furnished to GUFH in writing. (c) If to UIRT: at 5847 San Felipe, Suite 850, Houston, Texas 77057 or at such other address as UIRT shall have furnished to the Managers in writing.

Section 11. Amendments. Neither this Agreement nor any terms hereof may be changed, waived, discharged or terminated orally, except by an instrument in writing signed by both parties. Section 12. Miscellaneous. (a) This Agreement shall not include within its scope any arrangements between GUFH and SSG and UIRT for services in connection with any future development of the Shopping Center. (b) Except as herein other wise provided, this Agreement shall be binding upon and inure to the benefit of the parties hereto, their personal representatives, successors and assigns. (c) The headings in this Agreement are for reference only and shall not limit or, define the meaning hereof. (d) This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

                         GUFH:  GOLDING  UNITED  FISHHAWK  INC.
                         (General Partner)


                         By: /s/ David Scher, President
                         -------------------------------------------------------
                         David Scher, President

                         THE MANAGERS:  STUART S. GOLDING COMPANY


                         By:/s/Loren Pollack,  President
                         -------------------------------------------------------
                         Loren Pollack, President



  UNITED  INVESTORS  REALTY TRUST By: R. Steven Hamner,
Vice President - Chief Financial Officer

Exhibit 23.1

                        Consent of Independent Auditors

     We consent to the incorporation by reference in the: 1) Registration Statement on Form S-8 pertaining to the 1999 Open Market Purchase Plan of United Investors Realty Trust (the "Company"); 2) Registration Statement on Form S-3 and related Prospectus of the Company for the registration of 15,000,000 common shares of beneficial interest; and 3) Registration Statement on Form S-3 and related Prospectus of the Company of up to $100,000,000 of common shares, preferred shares, debt securities, securities warrants and rights, of our report dated January 22, 2000 with respect to the Consolidated Financial Statements and Schedule of United Investors Realty Trust and Subsidiaries included in this Annual Report on Form 10-K for the year ended December 31, 1999.


                                                  /s/ Ernst & Young, LLP


Houston, Texas
March 27, 1999