Form 10-Q
period 2000-03-31
UNITED INVESTORS REALTY TRUST
filed 2000-05-12
CIK 868196

TYPE 10-Q
 SEQUENCE:  1
 DESCRIPTION:  FIRST QUARTER REPORT FOR 2000

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended March 31, 2000

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

Number of shares outstanding of the issuer's Common Shares, no par value, as of May 11,2000: 8,979,392 shares.

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

                                    ASSETS


                                                                       March 31,
                                                                         2000         December 31,
                                                                      (Unaudited)         1999
                                                                     ------------    -------------
Investment real estate:
    Land .........................................................  $ 48,720,036      $ 48,964,963
    Buildings and improvements ...................................   127,304,433       127,232,647
    Property under development ...................................     1,461,136         1,105,343
                                                                      ----------        ----------
                                                                     177,485,605       177,302,953

Less accumulated depreciation ....................................   (12,245,774)      (11,164,573)
                                                                      ----------        ----------
Investment real estate, net ......................................   165,239,831       166,138,380
Cash and cash equivalents ........................................     4,002,483         1,807,791
Accounts receivable, net of allowance ............................     3,100,138         2,876,523
Prepaid expenses and other assets ................................     4,311,338         4,143,068
                                                                      ----------        ----------
    Total Assets .................................................  $176,653,790      $174,965,762
                                                                    ============      ============

         LIABILITIES, MINORITY INTEREST, AND COMMON SHAREHOLDERS' EQUITY

Liabilities:
Mortgage notes payable ...........................................  $ 53,497,282      $ 50,043,083
Capital lease obligations ........................................     9,796,869        11,529,745
Construction note payable ........................................     4,878,132         5,198,132
Short-term notes and lines of credit .............................    25,557,800        22,953,000
Accounts payable,accrued expenses
 and other liabilities ...........................................     4,367,097         5,887,733
Accrued distributions.............................................     1,944,436         1,945,673
                                                                      ----------     -------------
Total liabilities ................................................   100,041,616        97,557,366
                                                                      ----------     -------------
Minority interest in consolidated partnerships....................     2,714,102         2,745,791
                                                                      ----------     -------------
Commitments and contingencies

Common shareholders' equity:
    Common shares of beneficial interest, no par value,
    500,000,000 shares authorized; 9,514,889 shares issued;
    9,043,892 and 9,511,392 shares outstanding in 2000 and 1999,
    respectively .................................................    87,226,397       87,233,173
Accumulated deficit.................................................. (9,477,742)      (8,517,310)
                                                                      ----------    -------------
                                                                      77,748,655       78,715,863
Less:
Treasury shares, at cost, 470,997 and 3,497 in
2000 and 1999, respectively ......................................    (3,238,227)      (3,238,227)
Shareholder notes receivable......................................      (612,356)        (815,031)
                                                                      ----------    -------------
Total common shareholders' equity .................................   73,898,072       74,662,605
                                                                      ----------    -------------
Total liabilities, minority interest and
common shareholders' equity ......................................  $176,653,790     $174,965,762
                                                                    ============     ============

                            United Investors Realty Trust
                      Consolidated Statements of Operations
                                   (unaudited)

                                                           Three Months Ended
                                                      --------------------------
                                                        31-Mar-00      31-Mar-99
Revenues:
  Rental .......................................     $4,939,876       $4,896,277
  Recoveries from tenants ......................      1,421,533        1,415,521
  Interest and other income ....................         77,439           41,240
                                                      ---------       ----------
     Total revenues ............................      6,438,848        6,353,038

Property operating .............................        691,238          731,821
Property taxes .................................        986,394          871,152
Property management fees .......................         51,442           95,533
General and administrative  ....................        464,718          367,583
Advisory fees ..................................        312,232          304,934
Depreciation and amortization ..................      1,120,185        1,039,232
Interest .......................................      1,921,571        1,516,741
                                                     ----------       ----------
      Total expenses ...........................      5,547,780        4,926,996

       Income before minority interest, and
        gain on sale of real estate ...............     891,068        1,426,042

Minority interest in income of consolidated
 partnerships ..................................        (28,974)         (42,254)

Gain on sale of real estate ...................         121,910            -
                                                     ----------       ----------
Net income .....................................       $984,004       $1,383,788
                                                     ==========       ==========

Basic and diluted per share amounts:
Net income  ....................................     $     0.11       $     0.15
                                                     ==========       ==========

Basic and diluted weighted average shares
 outstanding ...................................      9,043,892        9,514,850

                        United Investors Realty Trust
                     Consolidated Statements of Cash Flows
                                 (unaudited)


                                                                      Three Months Ended
                                                                   -----------------------
                                                                  31-Mar-00          31-Mar-99
                                                                 ----------         ----------
Cash flows from operating activities:
  Net income .................................................  $   984,004        $ 1,383,788

  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation .............................................    1,086,665            991,103
    Amortization .............................................       81,095             62,448
    Minority interest in income of consolidated partnerships .       28,974             42,254
    Gain on sale of real estate ..............................     (121,910)              -
    Changes in operating assets and liabilities ..............   (1,766,240)          (561,253)
                                                                 ----------         ----------

       Net cash provided by operating activities .............      292,588          1,918,340
                                                                 ----------         ----------
Cash flows from investing activities:
    Purchase of and capital improvements to investment
     real estate .............................................     (637,767)        (3,236,758)
    Proceeds from sale of real estate ........................      493,375               -
    Application of escrow deposits ...........................         -                25,000
                                                                 ----------         ----------

       Net cash used in investing activities .................     (144,392)        (3,211,758)
                                                                 ----------         ----------
Cash flows from financing activities:
    Proceeds from mortgage note payable ......................    3,650,000               -
    Proceeds from short-term notes payable ...................    2,604,800               -
    Collections from notes receivable ........................       39,669               -
    Principal payments on mortgage notes payable..............     (195,801)          (254,441)
    Payments on capital lease obligations ....................   (1,654,676)           (24,980)
    Proceeds from construction note payable ..................         -             1,073,714
    Principal payments on construction note payable...........     (320,000)              -
    Offering costs ...........................................       (6,776)           (29,060)
    Payment of distributions .................................   (1,945,673)        (2,045,702)
    Distribution to holders of minority interests ............      (60,662)          (111,840)
    Payment of loan acquisition costs ........................      (64,385)              -
    Purchase of treasury shares ..............................         -               (35,625)
                                                                 ----------         ----------
       Net cash provided by (used in)financing activities ....    2,046,496         (1,427,934)
                                                                 ----------         ----------

Increase (decrease) in cash and cash equivalents .............    2,194,692         (2,721,352)

Cash and cash equivalents at beginning of period .............    1,807,791          5,486,095
                                                                 ----------         ----------
Cash and cash equivalents at end of period ...................  $ 4,002,483        $ 2,764,743
                                                                 ----------         ----------
     Supplemental disclosures
       Cash paid for interest.................................    1,875,707          1,502,422
       Assumption of property tax and security deposit
       liabilities in connection with acquisition of
       properties ............................................         -                 4,913
       Purchase of treasury shares by optionees with
       purchase money notes ..................................         -               815,031
       Reduction of capital lease obligation..................       78,200               -
       Forgiveness of shareholder notes receivable............      163,006               -
       Accrued distributions..................................    1,944,436          1,945,673

                 United Investors Realty Trust and Subsidiaries
                   Notes to Consolidated Financial Statements

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

Basis of Presentation

These unaudited consolidated financial statements include the accounts of the Company, its subsidiaries and partnerships in which it owns controlling interests. The accompanying consolidated financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated March 15, 2000. In the opinion of management, the financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of financial results for the interim periods.

2.        Investment in Properties

At March 31, 2000, the Company owned controlling interests in 28 shopping center properties containing approximately 3,200,000 total square feet of gross leaseable area ("GLA"), of which the Company owned approximately 2,400,000 square feet of GLA.

In July 1999, the Company entered into a master lease agreement with the seller of the Spring Shadows Albertson's Center in Houston, Texas. The center is comprised of approximately 100,000 square feet of GLA, of which the Company purchased approximately 37,000 square feet and 63,000 square feet is owned and occupied by Albertson's. Pursuant to this agreement the Company assumed all of the economic risks and rewards of operating the 37,000 square foot shopping center until February 29, 2000, at which time the Company, for no additional consideration, obtained fee title to the shopping center.

As of March 31, 2000, 22% of the Company's owned GLA was in the Houston, Texas area, 14% was in the Dallas, Texas area, 20% was elsewhere in Texas, 26% was in Florida, 14% was in Arizona, and 4% was in Tennessee.

3.    Notes and Mortgages Payable

The Company's mortgage notes payable consist of fixed-rate debt with outstanding principal balances aggregating $53,497,282 at March 31, 2000. The interest rates range from 7.5% to 9.3% with a weighted average interest rate of 8.58%. The notes mature at various times through 2018 with a weighted average term to maturity of 7.6 years.

Property under capital leases, consisting of two shopping centers, aggregated $13.8 million at March 31, 2000 and is included in investment real estate. Depreciation of the property under capital leases is combined with depreciation of owned properties in the accompanying financial statements. Future minimum lease payments under these capital leases total $15.1 million, with annual payments due of approximately $.8 million in each of 2000 through 2004, and $11.3 million thereafter. The amount of these total payments representing interest is approximately $5.3 million.

The Company has a $36,500,000 revolving credit agreement with a bank. Borrowings are collateralized by first mortgage deeds of trust on six shopping centers and bear interest at 154.45 basis points over selected London Interbank Offered Rates. The facility expires on August 30, 2001. The Company may elect to extend it for one additional year upon notification to the lender and payment of an extension fee equal to 0.25% of the aggregate amount outstanding at such date. At March 31, 2000 the Company had borrowed $25,557,000 under the line at a weighted average rate of approximately 7.8% under LIBOR contracts ranging from one to three months. In addition, the Company had issued letters of credit aggregating approximately $3,841,000 (see Letters of Credit below).

One of the credit agreement covenants limits total company debt to not more than 50% of a formula-based calculation of total asset value. As of March 31, 2000, total debt represented approximately 58% of such value. The Company has begun discussions with the lender concerning the modification of the loan terms to increase this limit to 60% and cure the default. The Company may add one or more unencumbered properties to the lender's pool of collateral properties to facilitate the modification. In the event the lender is unwilling to modify the agreement, the lender could accellerate the debt.

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

                                             Three Months
                                            Ended March 31,
                                    ----------------------------
Weighted Average Shares                2000           1999
-----------------------                ----           ----

Basic EPS .........................  9,043,892      9,514,850
Effect of dilutive securities:
 Employee share options ...........         --             --
                                    ----------     ----------
Diluted EPS .......................  9,043,892      9,514,850
                                    ==========     ==========
Distributions per share declared ..     $0.215         $0.215
                                    ==========     ==========

5.    Advisory Agreement

The Company is managed and advised by an entity (the "Investment Manager") affiliated with the Company's chairman. The Investment Manager is paid a fee based on an amount equivalent to 6.5% of earnings before interest, taxes, depreciation, amortization, and advisory fees. The rate was reduced from 6.8% effective July 1, 1999. In addition, the Company reimburses the Investment Manager for the salaries, benefits, and occupancy costs of employees who perform property management, leasing, property level accounting, and other operational duties for the Company.

During the three months ended March 31,2000, the Company paid the Investment Manager fees of approximately $296,000, and reimbursed the Investment Manager $229,000 for salaries, benefits, occupancy, and other operational costs. For the corresponding periods in 1999 the Investment Manager fees were $288,000 and the salaries, benefits, occupancy, and other operational costs were $162,000.

In each of the first quarters of 2000 and 1999, the Company also forgave loans to the Investment Manager in the amount of $16,500. Such loans were granted in to enable the Advisor to exercise previously granted options (see Note 6).

6.    Incentive Share Option Plan

During 1998, the Company granted options to purchase 337,000 common shares to certain officers, employees, Trust Managers, and the Investment Manager. The recipients are eligible to exercise 25% of their options each January 1, beginning in 1999. The exercise price is $10.00 per share, up to 100% of which may be borrowed from the Company. Such loans are included in shareholder notes receivable at March 31, 2000. Loans are repayable over four years and require annual payments of 25% of the initial principal and interest calculated at the Applicable Federal Rate published by the IRS. The Applicable Federal Rate as of January 1, 1999 was 4.64%.

With respect to options that became exercisable on January 1, 1999, the Board of Trust Managers elected to forgive 80% of the borrowed amount. The loan will be forgiven in equal installments over a four-year period, at the rate of 20% per year, conditioned upon continued employment by the Company or the Investment Manager. Included in general and administrative expenses for the three months ended March 31, 2000 and 1999 is $24,251 which represents the recognition of such loan forgiveness with respect to loans made to the Company's officers and employees. Included in advisory fees for the three months ended March 31, 2000 and 1999 is $16,500, which represents the recognition of such loan forgiveness with respect to loans made to the Investment Manager.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. Historical results and trends which might appear should not be taken as indicative of future operations.

We have been operating since 1989 as a Texas REIT engaged in the acquisition, ownership, management, leasing and redevelopment of community shopping centers in the Sunbelt region of the United States. We focus on properties anchored primarily by supermarkets, drug stores and major retail tenants located in this region.

We owned controlling interests in 28 neighborhood and community shopping centers at March 31, 2000. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Leases generally provide for minimum lease payments plus payments for the tenants' portion of taxes, insurance, and common area maintenance expenses; some leases also provide for contingent payments based on a tenant's sales volume.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2000 Compared to Quarter Ended March 31, 1999

Our property portfolio increased, on a gross leaseable area ("GLA") basis, by approximately 172,000 square feet, or 8%, from March 31, 1999 to March 31, 2000. However, revenue increased by only $86,000, or 1%, and net earnings decreased by approximately $398,000, or 29%, for the three months ended March 31, 2000 compared to the same period in 1999.

Revenue was negatively affected by a higher vacancy level (11% in 2000 compared to 5% in 1999) resulting primarily from the bankruptcies of several large tenants. As of March 31, 2000, we have not re-leased approximately 133,000 square feet of GLA that was vacated by these tenants. We are not actively marketing approximately 40,000 square feet of this space because we are considering alternative strategies for the shopping center, which include demolition and redevelopment of some or all of the center. We continue to market the remaining vacancies, and believe that when leased, the space could contribute as much as $600,000 in additional annual earnings; however, there is no assurance that we will be able to release the space in the near future.

We do not anticipate significant increases in revenue from sources other than these spaces until early in 2000's fourth quarter. At that time, we anticipate opening the new McMinn Center Ingles grocery store, a 60,000 square foot replacement of Ingle's present 27,000 square foot location in the same center. We believe the net effect on revenue of this opening will initially be approximately $20,000 of additional revenue each month. We also believe that the FishHawk Kash N Karry Shopping Center will open in 2000's fourth quarter. We own a 50% interest in this project, and believe that our share of its revenue will approximate $30,000 per month when it is substantially leased.

Higher interest rates and other expenses also negatively affected net earnings in 2000's first quarter compared to the same quarter in 1999. Increases in interest expense were a result of additional total debt (average of $91,000,000 in 2000 versus $64,000,000 in 1999) and increased interest rates on variable rate debt (average of $24,000,000 in 2000 versus $7,500,000 in 1999). We anticipate additional interest expense increases due to approximately $4,500,000 in debt that we added during 2000's first quarter and potential rate increases that many analysts believe are likely. We also presently intend to substantially finance our FishHawk center upon completion, and accordingly, our interest expense may increase at that time.

Advisory fees were relatively flat from 1999's to 2000's first quarter. Because advisory fees generally increase or decrease with revenue, we believe that advisory fees will remain stable until our revenue is positively affected by releasing our large vacant spaces or completion of the development projects now under construction.

General and administrative expenses increased by approximately $95,000 in 2000's first quarter as compared to 1999. There are generally two primary reasons for the increase.

First, during 1999's first quarter, most of our properties were managed by third party property management companies, and the cost of these contracts ($95,500 in 1999's first quarter) were included in property operating expenses. Subsequent to March 31, 1999 we converted to internal property management for all of our Texas properties and our outside property management fees decreased to $51,000 in the first quarter of 2000. In order to assume these responsibilities, we added salaried property management, leasing, and accounting personnel whose costs are now included in general and administrative expense.

In addition, beginning in the second quarter of 1999, we started reimbursing the Investment Manager for an allocated portion of its rent expense and other occupancy and office services costs. Accordingly, general and administrative expenses in the first quarter of 2000 include rent expense (approximately $18,000) and other allocated office overhead expenses (approximately $20,000) that were not incurred in 1999's first quarter.

Liquidity and Capital Resources

Until and unless we are able to increase our revenue, we believe demands for our capital will exceed our ability to meet those demands solely from operating cash flows. However, we believe there are other sources of capital available to us, including proceeds from possible property sales. We have identified several properties that we believe no longer have the investment characteristics we desire and we are attempting to sell these properties. In 1999, these properties accounted for approximately $4,100.00 in revenue and had a carrying value of approximately $25,000,000 at March 31, 2000. We believe the sale of some or all of these properties may provide additional resources to enable us to meet the demands on our capital described below. We also believe we are able to raise debt and some forms of equity or joint venture capital, but presently we believe these sources may be relatively expensive. Demands on our capital are described below.

In order to maintain the tax benefits of operating as a REIT, we are required to distribute to our shareholders at least 95% (90% beginning in 2001) of our taxable income. The Board of Trust Managers has distributed in excess of that amount since our initial public offering in March 1998, and presently intends to maintain the quarterly distribution level of $0.215 per share.

As previously noted, several large tenants have vacated their leased spaces and we have not yet released these spaces. We anticipate that releasing three of the four large spaces will require approximately $2,800,000 in construction costs, other tenant inducement costs, and leasing commissions. In addition, if we elect to redevelop the shopping center mentioned above, we will need an undetermined, but substantial amount of capital, and we may terminate existing leases which will further reduce our revenue.

We are in the development and construction phases of two new centers, in one of which we own a 50% interest. Our portion of the costs of these two projects approximates $6,000,000.

Our Board of Trust Managers has approved a share repurchase program for the possible repurchase of as many as 1,000,000 common shares of beneficial interest. Our Board believes that at recent market prices, our shares represent a compelling real estate investment, and to the extent capital is available and prices are attractive, we intend to execute the repurchase plan.

Cash flow from operating activities was $293,000 in the first quarter of 2000, compared to $1,918,340 in the comparable year earlier quarter. The reduction from 1999 to 2000 is substantially the result of the timing of our payment of property taxes, increased interest expense and the vacancies of several large tenants.

As described in Note 3 to the accompanying financial statements, we have a $36,500,000 revolving credit agreement with a bank. As of March 31, 2000 we had drawn approximately $29,400,000 (including unfunded letters of credit approximating $3,400,000) under the line. This amount represents approximately 58% of a formula based calculation of our assets' values. Because the credit agreement limits our borrowings to 50% of this value, we will not be able to draw any additional amounts under the credit agreement unless the bank modifies the agreement.

Funds From Operations

Following is a reconciliation of net income to funds from operations and funds available for distribution.


                          United Investors Realty Trust
                      Calculation of Funds From Operations
                      and Funds Available for Distribution

                                                    Three Months Ended
                                                  31-Mar-00      31-Mar-99
                                                ---------------------------
Funds from operations:
Net income ..................................     $984,004      $1,383,788
  Plus real estate related
   depreciation and amortization ............    1,120,185       1,008,698
  Less gain on sale of real estate ..........     (121,910)          -
Plus minority interest in down REIT
   partnerships .............................       28,974          40,991
                                                ----------      ----------

Funds from operations .......................   $2,011,253      $2,433,477
                                                ==========      ==========

Funds from operations per share and downReit
 unit .......................................   $     0.22      $     0.25
                                                ==========      ==========

Funds available for distribution:
Funds from operations .......................   $2,011,253      $2,433,477
Plus amortization of financing costs ........       47,575          43,731
Less tenant improvements and leasing
 commissions ................................      (84,902)        (96,665)
Less non-recoverable recurring capital
 improvements ...............................      (20,732)        (41,720)
Less straight line rents, net of
 $80,000 bad debt write-off in
 March 1999 .................................      (99,123)        (15,615)
Plus forgiveness of option loans ............       40,751          40,751
Other .......................................         -             28,676
                                                ----------      ----------

Funds available for distribution ............   $1,894,822      $2,392,635
                                                ==========      ==========
Funds available for distribution per share
 and downReit unit ..........................   $     0.20      $     0.24
                                                ==========      ==========

Basic and diluted weighted average number of
 shares and downReit partnership units ......    9,325,486       9,796,444


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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has limited exposure to financial market risks, including changes in interest rates. An increase or decrease of 100 basis points in interest rates would have approximately a $280,000 effect on interest expense based on the amount of variable rate debt outstanding at March 31, 2000. All such variable rate borrowings have original maturities through 2001. The Company does not have any significant foreign operations and thus are not materially exposed to foreign currency fluctuations.

PART II - Other Information

Item 1 - Legal Proceedings - None

Item 2 - Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submisson of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         (b) Reports on Form 8-K

               The Company's Current Report on Form 8-K dated May 12, 2000 for the purpose of disclosing the termination of strategic talks.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          UNITED INVESTORS REALTY TRUST

      Dated: May 12, 2000               /s/ R. Steven Hamner
                                       ----------------------------
                                       R. Steven Hamner,
                                       Vice President,Chief Financial Officer