Form 10-Q
period 2000-06-30
UNITED INVESTORS REALTY TRUST
filed 2000-08-14
CIK 868196

TYPE 10-Q
 SEQUENCE:  1
 DESCRIPTION:  SECOND QUARTER REPORT FOR 2000

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended June 30, 2000

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

Number of shares outstanding of the issuer's Common Shares, no par value, as of August 11,2000: 8,979,292 shares.

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

                                    ASSETS


                                                                        June 30,
                                                                         2000         December 31,
                                                                      (Unaudited)         1999
                                                                     ------------    -------------
Investment real estate:
    Land .........................................................  $ 48,201,135      $ 48,964,963
    Buildings and improvements ...................................   118,605,893       127,232,647
    Property under development ...................................     4,058,521         1,105,343
                                                                      ----------        ----------
                                                                     170,865,549       177,302,953

Less accumulated depreciation ....................................   (11,647,318)      (11,164,573)
                                                                      ----------        ----------
Investment real estate, net ......................................   159,218,231       166,138,380
Cash and cash equivalents ........................................     3,922,861         1,807,791
Accounts receivable, net of allowance ............................     2,432,961         2,876,523
Prepaid expenses and other assets ................................     4,586,932         4,143,068
                                                                      ----------        ----------
    Total Assets .................................................  $170,160,985      $174,965,762
                                                                    ============      ============

         LIABILITIES, MINORITY INTEREST, AND COMMON SHAREHOLDERS' EQUITY

Liabilities:
Mortgage notes payable ...........................................  $ 53,292,880      $ 50,043,083
Capital lease obligations ........................................     9,771,735        11,529,745
Construction note payable ........................................     4,878,132         5,198,132
Short-term notes and lines of credit .............................    23,919,800        22,953,000
Accounts payable,accrued expenses
 and other liabilities ...........................................     6,238,887         5,887,733
Accrued distributions.............................................     1,878,368         1,945,673
                                                                      ----------     -------------
Total liabilities ................................................    99,979,802        97,557,366
                                                                      ----------     -------------
Minority interest in consolidated partnerships....................     2,711,391         2,745,791
                                                                      ----------     -------------
Commitments and contingencies

Common shareholders' equity:
    Common shares of beneficial interest, no par value,
    500,000,000 shares authorized; 9,514,889 shares issued;
    8,979,292 and 9,043,892 shares outstanding in 2000 and 1999,
    respectively .................................................    87,226,324       87,233,173
Accumulated deficit...............................................   (15,579,849)      (8,517,310)
                                                                      ----------    -------------
                                                                      71,646,475       78,715,863
Less:
Treasury shares, at cost, 535,597 and 470,997 in
2000 and 1999, respectively ......................................    (3,564,327)      (3,238,227)
Shareholder notes receivable......................................      (612,356)        (815,031)
                                                                      ----------    -------------
Total common shareholders' equity ................................    67,469,792       74,662,605
                                                                      ----------    -------------
Total liabilities, minority interest and
common shareholders' equity ......................................  $170,160,985     $174,965,762
                                                                    ============     ============

                            United Investors Realty Trust
                      Consolidated Statements of Operations
                                   (unaudited)

                                                           Three Months Ended          Six Months Ended
                                                      --------------------------    --------------------------
                                                     30-June-00       30-June-99      30-June-00      30-June-99
Revenues:
  Rental .......................................     $4,879,453       $4,888,597     $ 9,819,329     $ 9,784,874
  Lease termination fees........................        380,000              -           380,000             -
  Recoveries from tenants ......................      1,400,298        1,329,656       2,821,831       2,745,176
  Interest and other income ....................         49,342           80,858         126,781         122,098
                                                      ---------       ----------      ----------      ----------
     Total revenues ............................      6,709,093        6,299,111      13,147,941      12,652,148

Property operating .............................        721,080          598,035       1,412,318       1,329,856
Property taxes .................................        968,078          881,702       1,954,472       1,752,854
Property management fees .......................         62,187           69,741         113,629         165,273
General and administrative  ....................        482,666          435,967         947,384         803,551
Advisory fees ..................................        302,008          314,223         614,240         619,157
Depreciation and amortization ..................      1,146,271        1,047,945       2,266,456       2,069,712
Interest .......................................      1,934,329        1,597,194       3,855,900       3,131,400
Impairment loss.................................      6,000,000              -         6,000,000             -
                                                     ----------       ----------      ----------      ----------
      Total expenses ...........................     11,616,619        4,944,807      17,164,399       9,871,803

      Income (loss) before minority interest
      and gain on sale of real estate ..........     (4,907,526)       1,354,304      (4,016,458)      2,780,345

Minority interest in income of consolidated
 partnerships ..................................        (57,950)         (36,794)        (86,924)        (79,048)

Gain on sale of real estate ...................         729,899            -             851,809            -
                                                     ----------       ----------      ----------      ----------
Net income (loss)..............................     $(4,235,577)      $1,317,510     $(3,251,573)    $ 2,701,297
                                                     ==========       ==========      ==========      ==========

Basic and diluted per share amounts:
Net income  ....................................     $    (0.47)       $    0.14     $     (0.36)     $     0.28
                                                     ==========       ==========     ===========      ==========

Basic and diluted weighted average shares
 outstanding ...................................      9,003,332        9,511,392       9,023,612       9,513,112

                        United Investors Realty Trust
                     Consolidated Statements of Cash Flows
                                 (unaudited)


                                                                      Six Months Ended
                                                                   -----------------------
                                                                 30-June-00         30-June-99
                                                                 ----------         ----------
Cash flows from operating activities:
  Net income (loss)...........................................  $(3,251,573)       $ 2,698,766

  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation .............................................    2,180,960          2,000,279
    Amortization .............................................      172,721            140,500
    Impairment loss...........................................    6,000,000                -
    Minority interest in income of consolidated partnerships .       86,924             79,048
    Gain on sale of real estate ..............................     (851,809)               -
    Changes in operating assets and liabilities ..............      416,199           (945,154)
                                                                 ----------         ----------

       Net cash provided by operating activities .............    4,753,422          3,973,439
                                                                 ----------         ----------
Cash flows from investing activities:
    Purchase of and capital improvements to investment
     real estate .............................................   (3,430,641)        (9,807,995)
    Proceeds from sale of real estate ........................    2,933,228                -
    Application of escrow deposits ...........................          -              151,378
                                                                 ----------         ----------

       Net cash used in investing activities .................     (497,413)        (9,656,617)
                                                                 ----------         ----------
Cash flows from financing activities:
    Proceeds from mortgage note payable ......................    3,650,000                -
    Proceeds from short-term notes payable ...................    2,604,800          7,738,000
    Collections from notes receivable ........................       39,669                -
    Principal payments on mortgage notes payable..............     (400,203)        (4,019,024)
    Payments on short-term notes payable......................   (1,638,000)               -
    Payments on capital lease obligations ....................   (1,679,810)           (48,406)
    Proceeds from construction note payable ..................          -            3,126,436
    Principal payments on construction note payable...........     (320,000)               -
    Offering costs ...........................................       (6,849)          (135,378)
    Payment of distributions .................................   (3,878,271)        (4,091,348)
    Purchase of minority interest.............................          -              (59,788)
    Distribution to holders of minority interests ............     (121,324)          (172,383)
    Payment of loan acquisition costs ........................      (64,851)               -
    Purchase of treasury shares ..............................     (326,100)           (35,625)
                                                                 ----------         ----------
       Net cash provided by (used in)financing activities ....   (2,140,939)         2,302,484
                                                                 ----------         ----------

Increase (decrease) in cash and cash equivalents .............    2,115,070         (3,380,694)

Cash and cash equivalents at beginning of period .............    1,807,791          5,486,095
                                                                 ----------         ----------
Cash and cash equivalents at end of period ...................  $ 3,922,861        $ 2,105,401
                                                                 ----------         ----------
     Supplemental disclosures
       Cash paid for interest.................................    3,664,267          3,062,863
       Assumption of property tax and security deposit
       liabilities in connection with acquisition of
       properties ............................................          -               49,146
       Purchase of treasury shares by optionees with
       purchase money notes ..................................          -              815,031
       Reduction of capital lease obligation..................       78,200               -
       Forgiveness of shareholder notes receivable............      163,006               -
       Accrued distributions..................................    1,878,368               -
       Receivable from land sale..............................         -               562,500

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

2.        Investment in Properties

At June 30, 2000, the Company owned controlling interests in 27 shopping center properties containing approximately 3,100,000 total square feet of gross leaseable area ("GLA"), of which the Company owned approximately 2,400,000 square feet of GLA. In addition, the Company owns a non-controlling 50% interest in a partnership that is developing an 80,000 square foot shopping center in Tampa, Florida.

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

On May 31, 2000, the 29,000 square foot Autobahn Center in San Antonio, Texas, was sold resulting in a gain on sale of approximately $730,000.

As of June 30, 2000, 23% of the Company's owned GLA was in the Houston, Texas area, 14% was in the Dallas, Texas area, 19% was elsewhere in Texas, 26% was in Florida, 14% was in Arizona, and 4% was in Tennessee.


3.      Impairment of Shopping Center

During the fourth quarter of 1999, the Company's Board of Trust Managers elected to pursue strategies that included the possible disposition of one or more properties in order to generate funds for recurring capital expenditures, development and acquisition of new properties, redevelopment of existing properties, and payment of distributions to shareholders. Since then, management has evaluated whether certain properties have the investment characteristics that the Company presently desires. Those properties that do not have such characteristics have been evaluated for appropriate asset strategies, including redevelopment, continued operation, and/or disposition.

During the quarter ended June 30, 2000, management determined that certain conditions and events at one of the Company's properties indicate that estimated future cash flows are not sufficient to allow the Company to recover its carrying amount. This impairment of value is a result of several market factors that have recently developed.

Several large tenants have vacated recently, or have given notice that they intend to vacate in the near future. In October 1999, a tenant occupying 46,000 square feet (14% of GLA) vacated and the space has not been released. Effective May 1, 2000, the center's largest tenant reduced its leased space by 54,000 feet (17% of the center's total GLA).

In addition, other large tenants have provisions in their leases that allow them to terminate their lease agreements in the event that the occupancy of the center falls below a certain level, and management expects that these tenants will also vacate in the near future. The occupancy of the center has declined to approximately 63% as of June 30, 2000, and is expected to decline further as leases expire.

A newly developed competing shopping center has recently opened within the same market area. Certain of the tenants presently occupying space have notified the Company of their intent to relocate to the new center. One such tenant will relocate despite the fact that it is obligated to continue paying rent to the Company for several years.

The newly developed center provides prospective tenants with an alternative that provides more desirable aesthetic features, state of the art communications infrastructure, and proximity to major retailers that attract large numbers of shoppers. In order to compete effectively for tenants that will pay acceptable rental rates, the Company will be required to incur substantial costs to redevelop the center or subdivide and build out existing space. Moreover, there is no assurance that the market demand will support such newly redeveloped or rehabilitated space at profitable rental rates.
Because of the size and layout of the vacant space, the costs necessary to prepare the space for new tenants, and the effect on potential rental rates of the newly opened center, management believes that the future cash flows from operating the shopping center will be less than its carrying value.

As a result of this impairment, a loss of $6,000,000 was recorded to reduce the carrying amount of the shopping center to its estimated fair value. Fair value was estimated based on management's assessment, after consultation with local real estate brokers, of the sales price that might be achieved in an orderly sale to an unrelated buyer. Results of operations for the property included in net earnings were as follows:

                                      Three Months Ended                         Six Months Ended

                                   30-Jun-00          30-Jun-99             30-Jun-00            30-Jun-99
                                 -----------        -----------           -----------          -----------
Property revenues (including
$380,000 lease termination
fee in 2000)                      $  911,550         $  673,399            $1,479,821           $1,320,316
                                 -----------        -----------           -----------          -----------

Property operating expenses..        253,067            126,416               446,855              304,859
Advisory fees................         42,801             37,195                67,143               69,051
Interest expense.............        275,556            278,330               551,800              557,181
Depreciation.................        115,054            108,860               229,736              217,409
Amortization.................          6,028              2,569                11,977                5,139
                                 -----------        -----------           -----------          -----------
  Subtotal...................        692,506            553,370             1,307,511            1,153,639

Operating income from
 impaired property...........     $  219,044         $  120,029            $  172,310           $  166,677
                                 ===========        ===========           ===========          ===========

4.    Notes and Mortgages Payable

The Company's mortgage notes payable consist of fixed-rate debt with outstanding principal balances aggregating $53,292,880 at June 30, 2000. The interest rates range from 7.5% to 9.3% with a weighted average interest rate of 8.58%. The notes mature at various times through 2018 with a weighted average term to maturity of 7.3 years.

Property under capital leases, consisting of two shopping centers, aggregated $13.8 million at June 30, 2000 and is included in investment real estate. Depreciation of the property under capital leases is combined with depreciation of owned properties in the accompanying financial statements. Future minimum lease payments under these capital leases total $15.0 million, with annual payments due of approximately $.8 million in each of 2000 through 2004, and $11.3 million thereafter. The amount of these total payments representing interest is approximately $5.2 million.

The Company has a $36,500,000 revolving credit agreement with a bank. During the quarter ended June 30, 2000 the Company and the bank agreed to amend the terms of the agreement and to accelerate the maturity of the agreement to January 31, 2001. In general, the amended terms provide that the Company may borrow up to 60% of a formula based calculation of the Company's value and require the Company to grant first lien deeds of trust on two additional (for a total of six) properties.

Interest on outstanding borrowings under the agreement will remain at approximately 155 basis points over LIBOR, (approximately 7.8% at June 30, 2000) payable monthly. In addition to approximately $23,920,000 in borrowings as of June 30, 2000, the Company is also contingently obligated under two unfunded letters of credit totaling approximately $3,800,000. The Company expects to repay the borrowings during the next six months with proceeds from property sales and borrowings from alternate lenders.



5.    Per Share Data

Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. The number of dilutive shares related to outstanding share options is computed by application of the Treasury share method. The following table sets forth the computation of basic and diluted earnings per share:

                                             Three Months                Six Months
                                            Ended June 30,             Ended June 30,
                                    ----------------------------   -----------------------
Weighted Average Shares                2000           1999            2000        1999
-----------------------                ----           ----            ----        ----

Basic EPS .........................  9,003,332      9,511,392      9,023,612    9,513,112
Effect of dilutive securities:
 Employee share options ...........         --             --             --           --
                                    ----------     ----------     ----------   ----------
Diluted EPS .......................  9,003,332      9,511,392      9,023,612    9,513,112
                                    ==========     ==========     ==========   ==========
Distributions per share declared ..     $0.215         $0.215          $0.43        $0.43
                                    ==========     ==========     ==========   ==========

6.    Advisory Agreement

The Company is managed and advised by an entity (the "Investment Manager") affiliated with the Company's chairman and chief executive officer. The Investment Manager is paid a fee based on an amount equivalent to 6.5% of earnings before interest, depreciation, amortization, advisory fees, and property transactions. The rate was reduced from 6.8% effective July 1, 1999. In addition, the Company reimburses the Investment Manager for the salaries, benefits, and occupancy costs of employees who perform property management, leasing, property level accounting, and other operational duties for the Company.

During the three months and six months ended June 30, 2000, the Company paid the Investment Manager fees of approximately $285,000 and $581,000, respectively, and reimbursed the Investment Manager $189,000 and $418,000 respectively for salaries, benefits, occupancy, and other operational costs. For the corresponding periods in 1999 the Investment Manager fees were $298,000 and $586,000 and the salaries, benefits, occupancy, and other operational costs were $196,000 and $359,000.

The Company forgave loans to the Investment Manager in the amount of $16,500 for each of the quarters ended June 30, 2000 and 1999 and $33,000 for each of the six month periods ended June 30, 2000 and 1999. Such loans were granted to enable the Advisor to exercise previously granted options (see Note 7).

7.    Incentive Share Option Plan

During 1998, the Company granted options to purchase 337,000 common shares to certain officers, employees, Trust Managers, and the Investment Manager. The recipients are eligible to exercise 25% of their options each January 1, beginning in 1999. The exercise price is $10.00 per share, up to 100% of which may be borrowed from the Company. Such loans are included in shareholder notes receivable. Loans are repayable over four years and require annual payments of 25% of the initial principal and interest calculated at the Applicable Federal Rate published by the IRS. The Applicable Federal Rate as of January 1, 1999 was 4.64%.

With respect to options that became exercisable on January 1, 1999, the Board of Trust Managers elected to forgive 80% of the borrowed amount. The loan will be forgiven in equal installments over a four-year period, at the rate of 20% per year, conditioned upon continued employment by the Company or the Investment Manager. Included in general and administrative expenses for the three months ended June 30, 2000 and 1999 is $24,251 and for the six months ended June 30, 2000 and 1999 is $48,502 which represents the recognition of such loan forgiveness with respect to loans made to the Company's officers and employees. Included in advisory fees for the three months ended June 30, 2000 and 1999 is $16,500 and for the six months ended June 30, 2000 and 1999 is $33,000, which represents the recognition of such loan forgiveness with respect to loans made to the Investment Manager.

8.      Subsequent Event

Subsequent to June 30, 2000 the Company entered into a contract to sell all of its interest in one of its shopping centers. Under terms of the contract, the buyer will assume mortgage debt of approximately $4,600,000 (with a fixed interest rate of 9.3%) and other property-related obligations, pay cash of approximately $73,000, and exchange approximately 337,400 common shares and 43,555 partnership units that are convertible into common shares in return for the property. The Company may also agree to manage the operations of the center for the purchaser in return for a market-level management fee.

The shopping center is a 91,600 square foot shopping center anchored by an Albertsons grocery store. In the six months ended June 30, 2000 the shopping center generated approximately $500,000 and $365,000 in revenue and operating income (before interest expense), respectively. Interest expense during the period was approximately $216,000.

Closing of the transaction is conditional upon a number of matters, some of which are beyond the Company's control. Accordingly, there is no assurance that the sale will ultimately occur.

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

We owned controlling interests in 27 neighborhood and community shopping centers at June 30, 2000. We also own a non-controlling 50% interest in a partnership that is developing a shoping center in Tampa, Florida. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Leases generally provide for minimum lease payments plus payments for the tenants' portion of taxes, insurance, and common area maintenance expenses; some leases also provide for contingent payments based on a tenant's sales volume.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2000

Revenue increased by $410,000, or 7%, for the three months ended June 30, 2000 compared to the same period in 1999. This increase was primarily due to a combination of a $380,000 one-time lease termination fee received in the second quarter of 2000, acquisition of approximately 125,000 square feet of GLA since the first quarter of 1999, and loss of rental revenue from several large tenants (discussed elsewhere herein).

Net earnings declined from $1,317,510 in 1999's second quarter to a loss of $4,235,577 in 2000's second quarter. The primary reason for the decline in net earnings is the $6,000,000 impairment loss described in Note 3 to the accompanying condensed consolidated financial statements. In addition, the one-time receipt in May 2000 of a $380,000 lease termination fee had the effect of reducing 2000's second quarter net loss as compared to 1999's second quarter net earnings, revenue from new properties had the effect of increasing earnings and loss of revenue from large vacancies had the effect of decreasing earnings as compared to the 1999 periods.

We sold the Autobahn Shopping Center as of May 31, 2000 and recognized a gain of approximately $730,000. Prior to the sale, Autobahn had provided approximately $30,000 per month and $18,000 per month in revenue and net operating income, respectively. We used proceeds from the sale to reduce debt in the amount of $1,630,000 and for working capital.

Because of the effects of the one-time receipt of the lease termination fee, the impairment loss, and the sale of the Autobahn center, 2000's second quarter revenue, funds from operations (see below) and net loss may not be indicative of or comparable to results that may otherwise be expected in future periods. In addition, our portfolio of properties as of June 30, 2000 includes properties that may be sold in the near future. If we sell these properties and do not acquire replacement properties, our future results of operations will be even less comparable. Following is an analysis of the occupancy of our portfolio of properties as of June 30, 2000 and 1999.


                                      Three Months Ended
                                30-June-00           30-June-99
                                --------------------------------

Total GLA                           2,361,013             2,397,669
Total occupied GLA                  2,030,471             2,229,832
Total vacant GLA                      330,542               167,837
Total rental revenue per square foot    $2.07                 $2.04


As the above table describes, we have approximately 330,500 square feet vacant space on June 30, 2000. The reasons for this vacancy level are described elsewhere in this Quarterly Report on Form 10-Q. Approximately 135,000 square feet of this space was vacated in 1999 and early 2000. In May 2000 another 54,000 square feet was vacated.

As of June 30, 2000 we had leased approximately 31,000 square feet of the space, although the tenant has not yet occupied its space. This space is currently undergoing build-out and we expect the tenant to accept and occupy the space during the third quarter of 2000. If we are able to successfully lease some or all of the remaining vacant space at rates that approximate the average rates of our portfolio, our revenue and net earnings will increase accordingly.

However,  there  are  several  risks  and  uncertainties  with  respect  to such potential increases in revenue and net earnings. (1) Approximately 100,000 square feet (or 30% of the total vacancy) is part of the shopping center that was recognized as impaired as of June 30, 2000. We have not formulated a specific plan for this shopping center, and accordingly, we are not actively marketing the vacancies. (2) Approximately 30,000 square feet (or 10% of the total) is part of a shopping center that may be sold. If we sell the shopping center, we will not benefit from any possible increased rental revenue. Moreover, if we sell the shopping center and do not acquire new GLA to replace the sold shopping center, our revenue will also decline. (3) Approximately 28,000 square feet (or 9% of the total) is space formerly occupied by a multi-screen cinema. This space is relatively more difficult to lease and requires substantially more costs to make the space acceptable to non-cinema users. (4) There is no assurance that, even if we retain the shopping centers, we will be able to lease the vacancies at rates that provide acceptable returns.

We do not anticipate significant increases in revenue from sources other than these spaces until early in 2000's fourth quarter. At that time, we anticipate the receipt of revenue from the new McMinn Center Ingles grocery store, a 60,000 square foot replacement of Ingle's present 27,000 square foot location in the same center. We believe the net effect on revenue of this opening will initially be approximately $20,000 of additional revenue each month. We also believe that the FishHawk Kash N Karry Shopping Center will open in 2000's fourth quarter. We own a 50% interest in this project, and believe that our share of its revenue will approximate $30,000 per month when it is substantially leased.

Interest expense increased by approximately $337,000 to $1,934,000 in 2000's second quarter as compared to the year earlier period. Increases in interest expense were a result of additional total debt (average of $93,000,000 in 2000 versus $77,000,000 in 1999) and increased interest rates on variable rate debt (average of $25,000,000 in 2000 versus average of $11,000,000 in 1999). We anticipate additional interest expense increases because we plan to refinance our revolving credit line and expect an increase in its rates. We also presently intend to substantially finance our FishHawk center upon completion, and accordingly, our interest expense may increase at that time.

SIX MONTHS ENDED JUNE 30, 2000

Revenue increased by $496,000, or 4%, for the six months ended June 30, 2000 compared to the year earlier period. This increase was primarily the result of the one-time $380,000 lease termination fee received in the six months ended June 30, 2000, revenue from properties acquired since January 1, 1999, and decreased revenue related to additional vacancies.

Net earnings decreased from $2,701,297 for the six months ended June 30, 1999 to a loss of $3,251,573 for the six months ended June 30, 2000. The decline in net earnings is primarily due to the $6,000,000 impairment loss recorded in the six months ended June 30, 2000 (see Note 3 to the condensed consolidated financial statements), loss of rental revenue related to termination of leases of several large tenants and increased general and administrative and interest expenses.

Liquidity and Capital Resources

Demands for our capital, as described below, will exceed our ability to meet those demands solely from operating cash flows until we are able to increase our revenues. However, we believe there are other sources of capital available to us, including proceeds from possible property sales. We have identified several properties that we believe no longer have the investment characteristics we desire and we are attempting to sell these properties in order to provide capital resources.

In 1999, these properties accounted for approximately $3,700,000 in revenue and had a carrying value of approximately $21,600,000 at June 30, 2000. We believe the sale of some or all of these properties may provide additional resources to enable us to meet the demands on our capital described below. As noted, we completed the sale of one such property in May 2000. We also believe we are able to raise debt and some forms of equity or joint venture capital, but presently we believe these sources may be relatively expensive. Demands on our capital are described below.

In order to maintain the tax benefits of operating as a REIT, we are required to distribute to our shareholders at least 95% (90% beginning in 2001) of our taxable income. The Board of Trust Managers has distributed in excess of that amount since our initial public offering in March 1998, and presently intends to maintain the quarterly distribution level of $0.215 per share.

As previously noted, several large tenants have vacated their leased spaces and we have not yet released these spaces. We anticipate that releasing three of the four large spaces, aggregating approximately 90,000 square feet, will require as much as $2,400,000 in construction costs, other tenant inducement costs, and leasing commissions. In addition, if we elect to redevelop the shopping center mentioned above (wherein is the fourth large vacancy), we will need an undetermined, but substantial amount of capital, and we may terminate existing leases which will further reduce our revenue.

We are in the development and construction phases of two new centers, in one of which we own a 50% interest. Our portion of the costs of these two projects approximates $6,000,000.

Our Board of Trust Managers has approved a share repurchase program for the possible repurchase of as many as 1,000,000 common shares of beneficial interest. Our Board believes that at recent market prices, our shares represent a compelling real estate investment, and to the extent capital is available and prices are attractive, we intend to execute the repurchase plan. In addition, we will consider selling properties for consideration that includes our shares. Any such purchases may require the consent of our lenders.

Cash flows from operating activities were $4,753,400 for the six months ended June 30, 2000, compared to $3,973,400 for the comparable year, earlier period. The increase from 1999 to 2000 is substantially the result of the timing of receipt of cash on accounts receivable and payment of operating expenses and a $380,000 lease termination fee, reduced by increased interest expense, general and administrative expenses and reduced revenue as a result of lease terminations.

As described in Note 4 to the accompanying financial statements, we have a $36,500,000 revolving credit agreement with a bank. As of June 30, 2000 we had drawn approximately $27,800,000 (including unfunded letters of credit approximating $3,800,000) under the line. This amount represents approximately 58% of a formula based calculation of our assets' values. Because the credit agreement limits our borrowings to 50% of this value, we have agreed in principle with our lender to modify the terms of the credit agreement.

The Company and the bank agreed in principle to amend the terms of the agreement and to accelerate the maturity of the agreement to January 31, 2001. Upon execution of the amended credit agreement, we will file a Current Report on Form 8-K. In general, the amended terms will provide that the Company may borrow up to 60% of a formula based calculation of the Company's value and require the Company to grant first lien deeds of trust on two additional (for a total of six) properties.

Interest on outstanding borrowings under the amended agreement will remain at approximately 155 basis points over LIBOR, (approximately 7.8% at June 30, 2000) payable monthly. In addition to approximately $23,920,000 in borrowings as of June 30, 2000, the Company is also contingently obligated under two unfunded letters of credit totaling approximately $3,800,000. The Company expects to repay the borrowings during the next six months with proceeds from property sales and borrowings from alternate lenders.

Funds From Operations

Following is a reconciliation of net income to funds from operations and funds available for distribution.


                          United Investors Realty Trust
                      Calculation of Funds From Operations
                      and Funds Available for Distribution

                                                    Three Months Ended              Six Months Ended
                                                30-June-00       30-June-99     30-June-00     30-June-99
                                                ---------------------------     --------------------------
Funds from operations:
Net income (loss)............................  $(4,235,577)     $1,317,510     $(3,251,573)     $2,701,297
Plus real estate related
   depreciation and amortization ............    1,146,271       1,047,945       2,266,456       2,069,762
Plus impairment loss.........................    6,000,000             -         6,000,000             -
Less gain on sale of real estate ............     (729,899)            -          (851,809)            -
Plus minority interest in down REIT
   partnerships .............................       57,950          36,794          86,924          79,048
                                                ----------      ----------      ----------      ----------

Funds from operations .......................   $2,238,745      $2,402,249      $4,249,998      $4,850,107
                                                ==========      ==========      ==========      ==========

Funds from operations per share and downReit
 unit .......................................   $     0.24      $     0.25      $     0.46      $     0.50
                                                ==========      ==========      ==========      ==========

Funds available for distribution:
Funds from operations .......................   $2,238,745      $2,402,249      $4,249,998      $4,850,107
Plus amortization of financing costs ........       48,041          39,284          95,616          83,015
Less tenant improvements and leasing
 commissions ................................     (166,490)       (149,395)       (251,392)       (246,060)
Less non-recoverable recurring capital
 improvements ...............................     (113,736)        (98,375)       (134,468)       (140,095)
Less straight line rents, net of
 $80,000 bad debt write-off in
 March 1999 .................................      (61,249)        (94,997)       (160,372)       (110,612)
Plus forgiveness of option loans ............       40,751          40,751          81,502          81,502
Other .......................................          -            14,338             -            43,014
                                                ----------      ----------      ----------      ----------

Funds available for distribution ............   $1,986,062      $2,153,855      $3,880,884      $4,560,871
                                                ==========      ==========      ==========      ==========
Funds available for distribution per share
 and downReit unit ..........................   $     0.21      $     0.22      $     0.42      $     0.47
                                                ==========      ==========      ==========      ==========

Basic and diluted weighted average number of
 shares and downReit partnership units ......    9,284,926       9,792,986       9,305,206       9,794,706


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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has limited exposure to financial market risks, including changes in interest rates. An increase or decrease of 100 basis points in interest rates would have approximately a $239,000 effect on interest expense based on the amount of variable rate debt outstanding at June 30, 2000. All such variable rate borrowings have original maturities through 2001. The Company does not have any significant foreign operations and thus is not materially exposed to foreign currency fluctuations.

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

                          UNITED INVESTORS REALTY TRUST

      Dated: August 14, 2000               /s/ R. Steven Hamner
                                       ----------------------------
                                       R. Steven Hamner,
                                       Vice President,Chief Financial Officer