Form 10-Q
period 2000-09-30
UNITED INVESTORS REALTY TRUST
filed 2000-11-14
CIK 868196

TYPE 10-Q
 SEQUENCE:  1
 DESCRIPTION:  THIRD QUARTER REPORT FOR 2000

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended September 30, 2000

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

Number of shares outstanding of the issuer's Common Shares, no par value, as of November 13,2000: 8,652,409 shares.

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

                                    ASSETS


                                                                     September 30,
                                                                         2000         December 31,
                                                                      (Unaudited)         1999
                                                                     ------------    -------------
Investment real estate:
    Land .........................................................  $ 46,080,920      $ 48,964,963
    Buildings and improvements ...................................   117,873,164       127,232,647
    Property under development ...................................       388,608         1,105,343
                                                                      ----------        ----------
                                                                     164,342,692       177,302,953

Less accumulated depreciation ....................................   (11,726,417)      (11,164,573)
                                                                      ----------        ----------
Investment real estate, net ......................................   152,616,275       166,138,380
Cash and cash equivalents ........................................     1,947,445         1,807,791
Accounts receivable, net of allowance ............................     2,334,310         2,876,523
Prepaid expenses and other assets ................................     5,282,169         4,143,068
                                                                      ----------        ----------
    Total Assets .................................................  $162,180,199      $174,965,762
                                                                    ============      ============

         LIABILITIES, MINORITY INTEREST, AND COMMON SHAREHOLDERS' EQUITY

Liabilities:
Mortgage notes payable ...........................................  $ 48,547,077      $ 50,043,083
Capital lease obligations ........................................     9,748,137        11,529,745
Construction note payable ........................................     4,878,132         5,198,132
Short-term notes and lines of credit .............................    23,919,800        22,953,000
Accounts payable,accrued expenses
 and other liabilities ...........................................     6,345,247         5,887,733
Accrued distributions.............................................     1,946,834         1,945,673
                                                                      ----------     -------------
Total liabilities ................................................    95,385,227        97,557,366
                                                                      ----------     -------------
Minority interest in consolidated partnerships....................     2,300,800         2,745,791
                                                                      ----------     -------------
Commitments and contingencies

Common shareholders' equity:
    Common shares of beneficial interest, no par value,
    500,000,000 shares authorized; 9,514,889 shares issued;
    8,652,292 and 9,043,892 shares outstanding in 2000 and 1999,
    respectively .................................................    87,281,503       87,233,173
Accumulated deficit...............................................   (16,606,491)      (8,517,310)
                                                                      ----------    -------------
                                                                      70,675,012       78,715,863
Less:
Treasury shares, at cost, 872,997 and 470,997 in
2000 and 1999, respectively ......................................    (5,568,484)      (3,238,227)
Shareholder notes receivable......................................      (612,356)        (815,031)
                                                                      ----------    -------------
Total common shareholders' equity ................................    64,494,172       74,662,605
                                                                      ----------    -------------
Total liabilities, minority interest and
common shareholders' equity ......................................  $162,180,199     $174,965,762
                                                                    ============     ============

                            United Investors Realty Trust
                      Consolidated Statements of Operations
                                   (unaudited)

                                                           Three Months Ended            Nine Months Ended
                                                      --------------------------    --------------------------
                                                     30-Sept-00       30-Sept-99      30-Sept-00      30-Sept-99
Revenues:
  Rental .......................................     $4,873,376       $5,126,314     $14,692,705     $14,911,188
  Lease termination fees........................          -                  -           380,000             -
  Recoveries from tenants ......................      1,278,303        1,392,914       4,100,134       4,138,090
  Interest and other income ....................        139,553           83,662         266,334         205,760
                                                      ---------       ----------      ----------      ----------
     Total revenues ............................      6,291,232        6,602,890      19,439,173      19,255,038

Property operating .............................        666,677          704,748       2,078,995       2,034,604
Property taxes .................................        916,931          939,115       2,871,403       2,691,968
Property management fees .......................         51,609           51,846         165,238         217,119
General and administrative  ....................        338,937          432,606       1,286,321       1,236,157
Advisory fees ..................................        298,232          301,532         912,472         920,689
Litigation expense..............................        112,095             -            112,095            -
Depreciation and amortization ..................      1,064,475        1,117,665       3,330,931       3,187,377
Interest .......................................      2,055,378        1,725,168       5,911,278       4,856,568
Impairment loss.................................          -                 -          6,000,000             -
                                                     ----------       ----------      ----------      ----------
      Total expenses ...........................      5,504,334        5,272,680      22,668,733      15,144,482

      Income (loss) before minority interest and
      gain on sale of real estate...............        786,898        1,330,210      (3,229,560)      4,110,556

Minority interest in income of consolidated
 partnerships ..................................       (15,864)          (41,452)       (102,788)        (120,501)

Gain on sale of real estate ....................        115,070            -             966,879            -
                                                     ----------       ----------      ----------      ----------
Net income (loss)...............................     $  886,104      $ 1,288,758     $(2,365,469)    $ 3,990,055
                                                     ==========       ==========      ==========      ==========

Basic and diluted per share amounts:
Net income per common share.....................     $     0.10       $     0.14     $     (0.26)     $     0.42
                                                     ==========       ==========     ===========      ==========

Basic and diluted weighted average shares
 outstanding ...................................      8,980,000        9,504,578       9,008,969       9,510,235

                        United Investors Realty Trust
                     Consolidated Statements of Cash Flows
                                 (unaudited)


                                                                      Nine Months Ended
                                                                   -----------------------
                                                                 30-Sept-00         30-Sept-99
                                                                 ----------         ----------
Cash flows from operating activities:
  Net income (loss)...........................................  $(2,365,469)       $ 3,990,055

  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation .............................................    3,215,841          3,071,612
    Amortization .............................................      378,142            230,475
    Impairment loss...........................................    6,000,000                -
    Minority interest in income of consolidated partnerships..      102,788            120,501
    Gain on sale of real estate ..............................     (966,879)               -
    Changes in operating assets and liabilities ..............     (117,992)         1,485,076
                                                                 ----------         ----------

       Net cash provided by operating activities .............    6,246,431          8,897,719
                                                                 ----------         ----------
Cash flows from investing activities:
    Purchase of and capital improvements to investment
     real estate .............................................   (4,405,412)       (16,075,884)
    Proceeds from sale of real estate ........................    2,988,139                -
    Application (funding) of deposits ........................     (200,000)            10,000
                                                                 ----------         ----------

       Net cash used in investing activities .................   (1,617,273)       (16,065,884)
                                                                 ----------         ----------
Cash flows from financing activities:
    Proceeds from mortgage note payable ......................    3,650,000                -
    Proceeds from short-term notes payable ...................    2,604,800         12,053,000
    Collections from notes receivable ........................       39,669                -
    Principal payments on mortgage notes payable..............     (597,586)        (4,252,048)
    Payments on short-term notes payable......................   (1,638,000)               -
    Payments on capital lease obligations ....................   (1,703,408)           (70,246)
    Proceeds from construction note payable ..................          -            3,783,459
    Principal payments on construction note payable...........     (320,000)               -
    Offering costs ...........................................       (6,851)          (136,653)
    Payment of distributions .................................   (5,795,092)        (6,128,397)
    Purchase of minority interest.............................     (130,665)           (59,788)
    Distribution to holders of minority interests ............     (181,986)          (172,622)
    Payment of loan acquisition costs ........................     (139,465)               -
    Proceeds from issuance of DRIP shares.....................       55,180                -
    Purchase of treasury shares ..............................     (326,100)          (857,967)
                                                                 ----------         ----------
       Net cash provided by (used in)financing activities ....   (4,489,504)         4,158,738
                                                                 ----------         ----------

Increase (decrease) in cash and cash equivalents .............      139,654         (3,009,427)

Cash and cash equivalents at beginning of period .............    1,807,791          5,486,095
                                                                 ----------         ----------
Cash and cash equivalents at end of period ...................  $ 1,947,445        $ 2,476,668
                                                                 ----------         ----------
     Supplemental disclosures
       Cash paid for interest.................................  $ 5,661,173        $ 4,856,568
       Assumption of property tax and security deposit
       liabilities in connection with acquisition of
       properties ............................................          -          $   102,001
       Purchase of treasury shares by optionees with
       purchase money notes ..................................          -          $   815,031
       Reduction of capital lease obligation..................  $    78,200               -
       Forgiveness of shareholder notes receivable............  $   163,006               -
       Accrued distributions..................................  $ 1,946,834               -
       Distribution receivable ...............................  $    86,430               -
       Sale of property in exchange for treasury shares,
       minority interest partnership units and assumption of
       mortgage note payable:
         Treasury shares received.............................  $ 2,004,156               -
         Minority interest partnership units received.........      235,128               -
         Mortgage note payable assumed........................    4,548,420               -
                                                                 ----------        -----------
         Total noncash consideration for property.............  $ 6,787,704               -

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

The Company operated from 1989 until 1998 as a private REIT. On March 13, 1998, the Company completed an initial public offering (the "IPO") of 7,600,000 common shares of beneficial interest. In April 1998, the Company issued another 1,000,000 common shares of beneficial interest pursuant to the exercise of the
underwriters'   overallotment  option.  Prior  to  the  IPO,  the  Company  had outstanding approximately 915,000 shares.

Basis of Presentation

These unaudited consolidated financial statements include the accounts of the Company, its subsidiaries and partnerships in which it owns controlling interests. The accompanying consolidated financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K. In the opinion of management, the financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of financial results for the interim periods.

Recent Accounting Pronouncements

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, provides that all derivative instruments be recognized as either assets or liabilities on the balance sheet and that all derivative instruments be measured at fair value. The effective date of SFAS No. 133 for the Company is January 1, 2001. The Company currently does not invest in derivative instruments; therefore, the adoption of SFAS No. 133 will not immediately impact the Company.

2.        Investment in Properties

At September 30, 2000, the Company owned controlling interests in 26 shopping center properties containing approximately 3,000,000 total square feet of gross leaseable area ("GLA"), of which the Company owned approximately 2,300,000 square feet of GLA. In addition, the Company owns a non-controlling 50% interest in a partnership that is developing an 80,000 square foot shopping center in Tampa, Florida.

As of September 30, 2000, 23% of the Company's owned GLA was in the Houston, Texas area, 14% was in the Dallas, Texas area, 15% was elsewhere in Texas, 27% was in Florida, 14% was in Arizona, and 7% was in Tennessee.

On May 31, 2000, the 29,000 square foot Autobahn Center in San Antonio, Texas, was sold, resulting in a gain on sale of approximately $730,000. On September 29, 2000, the Company sold the 92,000 square foot University Park Shopping Center (see Note 5-Disposition of Property).

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

During the quarter ended June 30, 2000, management determined that certain conditions and events at one of the Company's properties indicated that estimated future cash flows will not be sufficient to allow the Company to recover its carrying amount. This impairment of value was a result of several market factors that have recently developed.

Several large tenants have vacated recently, or have given notice that they intend to vacate in the near future. In October 1999, a tenant occupying 46,000 square feet (14% of GLA) vacated and the space has not been released. Effective May 1, 2000, the center's largest tenant reduced its leased space by 54,000 feet (17% of the center's total GLA).

In addition, other large tenants have provisions in their leases that allow them to terminate their lease agreements in the event that the occupancy of the center falls below a certain level, and management expects that these tenants will also vacate in the near future. The occupancy of the center has declined to approximately 63% as of September 30, 2000, and is expected to decline further as leases expire.

A newly developed competing shopping center has recently opened within the same market area. Certain of the tenants presently occupying space have notified the Company of their intent to relocate to the new center. One such tenant has relocated despite the fact that it is obligated to continue paying rent to the Company for several years.

The newly  developed  center  provides  prospective  tenants with more desirable aesthetic features, state of the art communications infrastructure, and proximity to major retailers that attract large numbers of shoppers. In order to compete effectively for tenants that will pay acceptable rental rates, the Company will be required to incur substantial costs to redevelop the center or subdivide and build out existing space. Moreover, there is no assurance that the market demand will support such newly redeveloped or rehabilitated space at profitable rental rates. Because of the size and layout of the vacant space, the costs necessary to prepare the space for new tenants, and the effect on potential rental rates of the newly opened center, management believes that the future cash flows from operating the shopping center will be less than its carrying value.

As a result of this impairment, a loss of $6,000,000 was recorded during the second quarter of 2000 to reduce the carrying amount of the shopping center to its estimated fair value. Fair value was estimated based on management's assessment, after consultation with local real estate brokers, of the sales price that might be achieved in an orderly sale to an unrelated buyer. Results of operations for the property included in net earnings were as follows:

                                      Three Months Ended                        Nine Months Ended

                                 30-Sept-00         30-Sept-99            30-Sept-00           30-Sept-99
                                 -----------        -----------           -----------          -----------
Property revenues (including
$380,000 lease termination fee
in the nine months ended
September 30,2000)                $  521,784         $  703,396            $2,001,605           $2,023,712
                                 -----------        -----------           -----------          -----------

Property operating expenses..        166,112            252,959               634,476              557,818
Advisory fees................         23,119             29,278                88,863               98,329
Interest expense.............        273,969            277,575               825,769              834,756
Depreciation.................         60,960            110,874               290,696              328,283
Amortization.................          6,028              6,285                18,005               11,424
                                 -----------        -----------           -----------          -----------
  Subtotal...................        530,188            676,971             1,857,809            1,830,610

Operating income from
 impaired property...........     $   (8,404)         $  26,425            $  143,796           $  193,102
                                 ===========        ===========           ===========          ===========

4.    Notes and Mortgages Payable

The Company's mortgage notes payable consist of fixed-rate debt with outstanding principal balances aggregating $48,547,077 at September 30, 2000. The interest rates range from 7.5% to 9.25% with a weighted average interest rate of 8.51%. The notes mature at various times through 2010 with a weighted average term to maturity of 6.1 years.

Property under capital leases, consisting of two shopping centers, aggregated $13.8 million at September 30, 2000 and is included in investment real estate. Depreciation of the property under capital leases is combined with depreciation of owned properties in the accompanying financial statements. Future minimum lease payments under these capital leases total $14.8 million, with annual payments due of approximately $.8 million in each of 2000 through 2004, and $11.3 million thereafter. The amount of these total payments representing interest is approximately $5.0 million.

The Company has a $36,500,000 revolving credit agreement with a bank. During the quarter ended September 30, 2000 the Company and the bank executed an amended loan agreement. In general, the amended loan agreement provides that the Company may borrow up to 60% of a formula based calculation of the Company's value, requires the Company to grant first lien deeds of trust on two additional (for a total of seven) properties, and accelerates the maturity of the agreement to January 31,2001.

Interest on outstanding borrowings under the agreement remains at approximately 155 basis points over LIBOR (approximately 8.2% at September 30, 2000), payable monthly. In addition to approximately $23,920,000 in borrowings as of September 30, 2000, the Company is also contingently obligated under two unfunded letters of credit totaling approximately $3,800,000. The Company expects to repay some or all of the borrowings prior to January 31, 2001 with proceeds from property sales and borrowings from alternate lenders. In the event the Company is unable to sell or refinance properties sufficient to repay the revolver borrowings by the loan's maturity date, management believes it will be able to negotiate a further extension with the lender.

5.      Disposition of Property

The Company completed the sale of its University Park Shopping Center ("UPSC") on September 29, 2000 by exchanging the center for common shares of UIRT and operating partnership units convertible into UIRT common shares, the assumption of debt, and cash. UPSC, located in College Station, Texas, included approximately 92,000 square feet of GLA, of which 80,500 square feet is leased to Albertson's through 2023, and an adjacent 1.3 acre vacant lot. As of the closing date, the Company's carrying value of UPSC approximated $6,500,000, and the mortgage loan balance, which the purchaser assumed, was approximately $4,548,000.

Management estimated the fair value of UPSC to be approximately $7,200,000, after deduction of selling costs. This estimate is based on applying an assumed market capitalization rate of 10.25% to property net operating income (estimated to be $730,000 annually) plus the $300,000 estimated value of the 1.3 acre vacant lot. Management believes that the property's value was negatively impacted by a long-term, above market rate mortgage that the purchaser assumed by paying a 1% fee to the lender. The Company's net equity in the property, after assumption of debt, approximated $2,650,000.

As required by generally accepted accounting principles, the 337,400 shares received in exchange for the net equity in the property were recorded based on the market value of the shares on the date the parties agreed to the terms of the transaction. On that date, UIRT's shares closed at $5.94, for an aggregate value of approximately $2,004,000. In addition to the common shares, the purchaser acquired and surrendered 43,555 downREIT partnership units that were convertible into UIRT common shares, and paid approximately $115,000 in cash. As a result of the transaction among the Company, the purchaser and the downREIT partner, the Company avoided paying approximately $50,000 that it would have otherwise been obligated to pay to the downREIT partner.

As calculated pursuant to the GAAP requirements, the transaction resulted in a potential gain on sale of approximately $330,000. The Company deferred $200,000 of this potential gain and deposited $200,000 cash into an escrow account pending the execution of a ground lease for a portion of the property. Should the prospective lessee execute the lease, the terms of which were being negotiated at the time of closing, the escrowed amount will be released to the Company and the deferred gain recognized.

Prior to closing, the Company, its trust managers and executive officers and the purchaser of UPSC were served with a lawsuit that, among other things attempted to enjoin the Company and the purchaser from completing the transaction (see note 11 - Litigation). The plaintiff also filed a Lis Pendens, which effectively notifies any person examining title records that the property is the subject of a lawsuit. As part of the terms of the sale, the Company has agreed with the purchaser to use its best efforts to defend the lawsuit and to remove the Lis Pendens.

6.    Per Share Data

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

                                             Three Months                Nine Months
                                         Ended September 30,         Ended September 30,
                                    ----------------------------   -----------------------
Weighted Average Shares                2000           1999            2000        1999
-----------------------                ----           ----            ----        ----

Basic EPS .........................  8,980,000      9,504,578      9,008,969    9,510,235
Effect of dilutive securities:
 Employee share options ...........         --             --             --           --
                                    ----------     ----------     ----------   ----------
Diluted EPS .......................  8,980,000      9,504,578      9,008,969    9,510,235
                                    ==========     ==========     ==========   ==========
Distributions per share declared ..     $0.215         $0.215         $0.645       $0.645
                                    ==========     ==========     ==========   ==========

7.    Advisory Agreement

The Company is managed and advised by an entity (the "Investment Manager") controlled by the Company's chairman and chief executive officer. The Investment Manager is paid a fee based on an amount equivalent to 6.5% (6.8% prior to July 1, 1999)of net income of the Company excluding gains or losses from debt restructurings and property sales plus real estate related depreciation and amortization, as adjusted by adding back interest expense and the advisory fee, defined in the Advisory Agreement as Adjusted Funds from Operations ("AFFO"). Subsequent to September 30, 2000, the independent trust managers agreed to amend the Advisory Agreement's definition of AFFO to include provisions for potential losses, including impairment losses, related to depreciable operating property. The purpose of amending the definition is to reflect a similar change in the definition of Funds from Operations made by the National Association of Real Estate Investment Trusts that was effective as of January 1, 2000. In addition to this fee, the Company reimburses the Investment Manager for certain salaries, benefits, and occupancy costs of employees of the Investment Manager who perform property management, leasing, accounting, and other operational duties for the Company.

During the three months and nine months ended September 30, 2000, the Company paid the Investment Manager fees of approximately $282,000 and $863,000, respectively, and reimbursed the Investment Manager $157,000 and $575,000, respectively, for salaries, benefits, occupancy, and other operational costs. For the corresponding periods in 1999 the Investment Manager fees were $285,000 and $871,000 and the salaries, benefits, occupancy, and other operational costs were $142,000 and $502,000.

The Company forgave loans to the Investment Manager in the amount of $16,500 for each of the quarters ended September 30, 2000 and 1999 and $49,500 for each of the nine month periods ended September 30, 2000 and 1999. Such loans were granted to enable the Investment Manager to exercise previously granted options (see Note 8).

8.    Incentive Share Option Plan

During 1998, the Company granted options to purchase 337,000 common shares to certain officers, employees, Trust Managers, and the Investment Manager. The recipients become eligible to exercise 25% of their options each January 1, beginning in 1999. The exercise price is $10.00 per share, up to 100% of which may be borrowed from the Company. Such loans are included in shareholder notes receivable. Loans are repayable over four years and require annual payments of 25% of the initial principal and interest calculated at the Applicable Federal Rate published by the IRS. The Applicable Federal Rate as of January 1, 1999 was 4.64%.

With respect to options that became exercisable on January 1, 1999, the Board of Trust Managers elected to forgive 80% of the borrowed amount. The loan will be forgiven in equal annual installments over a four-year period, at the rate of 20% per year, conditioned upon continued employment by the Company or the Investment Manager. Included in general and administrative expenses for the three months ended September 30, 2000 and 1999 is $24,251 and for the nine months ended September 30, 2000 and 1999 is $72,754 which represents the recognition of such loan forgiveness with respect to loans made to the Company's officers and employees. Included in advisory fees for the three months ended September 30, 2000 and 1999 is $16,500 and for the nine months ended September 30, 2000 and 1999 is $49,500, which represents the recognition of such loan forgiveness with respect to loans made to the Investment Manager.

9.    Property Operating Expenses

The Company classifies as property operating expenses those direct expenses that are specifically identifiable with particular properties. Certain other expenses incurred by the Company that are necessary to maintain the physical quality of and revenue from the properties, but that are not specifically identifiable with particular properties, are classified as general and administrative expenses. These other expenses (see note 10 below) include the salaries, benefits and travel expenses of leasing, property management and certain accounting personnel.

Property operating expenses include the following:

                                              Three Months Ended                Nine Months Ended
                                           30-Sept-00     30-Sept-99         30-Sept-00    30-Sep-99
                                           -------------------------       -------------------------
Repairs and maintenance..................   $121,158       $113,254           $415,869      $402,911
Utilities................................    189,200        169,170            527,442       417,090
Landscaping..............................     92,649         83,411            287,359       228,382
Waste disposal...........................     47,063         42,767            140,434       122,703
Insurance................................     84,685         98,334            261,337       261,405
Ground lease.............................     33,799         33,539            101,691        99,322
Bad debt expense.........................     11,109         97,236             95,721       289,639
Other....................................     87,014         67,037            249,142       213,152
                                            --------       --------         ----------    ----------
  Total..................................   $666,677       $704,748         $2,078,995    $2,034,604
                                            ========       ========         ==========    ==========

10.     General and Administrative Expenses

General and administrative expenses include the following:

                                              Three Months Ended                Nine Months Ended
                                          30-Sept-00     30-Sept-99         30-Sept-00     30-Sept-99
                                          ----------     ----------         ----------     ----------
Salaries and benefits....................   $151,310       $144,778           $547,309       $505,302
Professional fees........................     95,951        167,551            370,112        301,541
Rent and office administration...........     29,759         36,218            100,163         84,508
Travel and entertainment.................     11,249         25,541             61,659         91,003
Other....................................     50,668         58,518            207,078        253,803
                                            --------       --------         ----------     ----------
  Total..................................   $338,937       $432,606         $1,286,321     $1,236,157
                                            ========       ========         ==========     ==========

11.     Litigation

On August 14, 2000, a derivative lawsuit was filed in the District Court of Dallas County, Texas by a shareholder purporting to represent all UIRT shareholders, asserting claims on behalf of the Company. The petition, which was amended on September 27, 2000, is filed against the Company's trust managers, its executive officers, the Investment Manager, and the purchaser of UPSC (see
Note 5 - Disposition of Property), and alleges breach of fiduciary duties, waste of trust assets, mismanagement, and fraud. The plaintiff's seek recission of the Advisory Agreement and the sale of UPSC, a declaration that the Advisory Agreement and sale of UPSC are void, an accounting, a constructive trust, inspection of the Company's books and records, injunctive relief or, alternatively, unspecified compensatory damages alleged to be not less than $10,000,000 and punitive damages in an amount not less than $20,000,000, attorneys' fees and costs.

One of the allegations in the derivative action is that the sale of UPSC was preferential to one group of shareholders. When the lawsuit was filed on August 14, the plaintiff obtained a temporary restraining order and asked the Court for an injunction barring the Company from completing the sale of UPSC. Based on evidence the Company presented during an emergency hearing on August 28, the judge of the Dallas Court dissolved the temporary restraining order and denied the plaintiff's Application for a Temporary Injunction. As described in Note 5 above, the Company completed the sale of UPSC on September 29, 2000.

As of the date of this Quarterly Report on Form 10-Q, the Company had not filed its answer to the Amended Petition. With respect to these matters, the plaintiff has generally alleged that the Investment Manager has charged excessive fees for its services to the Company, has charged the Company for salaries and other expenses that should have been paid by the Investment Manager, and that it and management have mismanaged the company's assets. The claims are currently being investigated by the Company's Board of Trust Managers and an appropriate response will be filed with the Court. At the present stage of the proceeding, management is unable to determine a likely outcome. Management believes the Company's directors and officers liability insurance will pay substantially all related legal fees incurred through the date of this report in excess of policy retention levels.

In April 2000, the Company's former President and Chief Executive Officer filed a lawsuit against the Company, the Investment Manager, and the Company's Chairman and Chief Executive Officer, who is also the Investment Manager's Chief Executive Officer. The former executive is seeking an unspecified severance compensation package with a value in excess of what was offered by the Investment Manager. It is the position of the Company that the Investment Manager was the employer of the former executive, and that the Company had no employment relationship with him. The Investment Manager has indemnified the Company against the costs of defending this lawsuit and any judgements. The Company believes the suit to be without merit and intends to vigorously defend itself against these allegations, and has not recorded any loss provision with respect thereto.

In June 2000, an individual who claims to be a client of the Investment Manager's individual financial planning business amended a lawsuit originally filed in July 1999 to include the Company as a defendant. The original petition alleged that the Investment Manager and one of its financial planning employees breached certain duties in the management of the plaintiff's financial affairs. The amended petition also alleges that the Company is legally responsible for the acts of the Investment Manager and its financial planning employee because they allegedly all operate as a single business enterprise. The plaintiff seeks unspecified monetary damages, attorney fees and costs. The Investment Manager has indemnified the Company against the costs of defending this lawsuit and any judgements. The Company believes the suit to be without merit and intends to vigorously defend itself against these allegations, and has not recorded any loss provision with respect thereto.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. It is the opinion of the Company's management that the outcome of such matters will not have a material adverse effect on the Company's financial statements or its business.

12.     Subsequent Events

Subsequent to September 30, 2000, the Company sold a 35% undivided partial interest in its Centennial Shopping Center in Austin, Texas to an unrelated party for approximately $2,300,000. The terms of the sale agreement provide that the purchaser may require the Company to repurchase the undivided partial interest upon 90 days notice. Accordingly, the Company has recorded the transaction as a financing.

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

We owned controlling interests in 26 neighborhood and community shopping centers at September 30, 2000. We also own a non-controlling 50% interest in a partnership that is developing a shopping center in Tampa, Florida. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Leases generally provide for minimum lease payments plus payments for the tenants' portion of taxes, insurance, and common area maintenance expenses; some leases also provide for contingent payments based on a tenant's sales volume.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

Revenue decreased by $311,658 (4.7%) in the third quarter of 2000 as compared to the same quarter in 1999. Substantially all of the reduction of revenue was caused by several significant vacancies that existed in 2000 but not in 1999, and by the loss of revenue related to one shopping center that was sold in May 2000.

Net income decreased by $402,654 (31%) in the third quarter of 2000 as compared to the same quarter in 1999. This reduction is caused primarily by the reduction in revenue described above and an increase in quarterly interest expense of $330,210. Included in 2000's interest expense is approximately $150,700 of loan fee amortization that is related to our revolving line of credit (see Liquidity and Capital Resources). In 1999's third quarter, approximately $43,700 in revolver loan fees was amortized. The increase is the result of accelerating the maturity of the revolving line of credit from August 2002 to January 2001.

In addition, we reduced our operating expenses, including property operations, property taxes, general and administrative, and advisory fees by $157,461. However, these savings were substantially offset by legal expenses and costs of $112,095 related to the shareholder derivative lawsuit discussed elsewhere in this Quarterly Report on Form 10-Q. The reduction in quarterly net income from 1999 to 2000 was partially offset by gains on sales of real estate of $115,070 in 2000 as compared to $0 in 1999.

Following is an analysis of the occupancy of our portfolio of properties as of September 30, 2000 and 1999.


                                      Three Months Ended
                              30-September-00       30-September-99
                              ---------------       ---------------

Total GLA                           2,329,359             2,434,280
Total occupied GLA                  1,956,662             2,239,538
Total vacant GLA                      372,697               194,742
Total rental revenue per square foot    $2.09                 $2.11


As the above table indicates, we had approximately 372,700 square feet of vacant space on September 30, 2000. Approximately 135,000 square feet of this space was vacated in 1999 and early 2000 and comprised four large spaces. In May 2000 another 54,000 square feet related to a single space was vacated.

As of September 30, 2000 we had leased approximately 31,000 square feet of the space, although the tenant has not yet occupied its space. This space is currently undergoing build-out and we expect the tenant to accept and occupy the space during the first quarter of 2001. If we are able to successfully lease some or all of the remaining vacant space at rates that approximate the average rates of our portfolio, our revenue and net earnings will increase accordingly.

However,  there  are  several  risks  and  uncertainties  with  respect  to such potential increases in revenue and net earnings. (1) Approximately 100,000 square feet (or 30% of the total vacancy) is part of the shopping center that was recognized as impaired as of June 30, 2000. We have not committed to a specific plan for this shopping center, and accordingly, we are not actively marketing the vacancies. (2) We are attempting to sell several shopping centers, including the center in which we have leased 31,000 feet as noted above. If we sell one or more of these centers, and we do not successfully reinvest the sale proceeds in other shopping centers, we will lose the related revenue and net income expected to be generated by the centers. (3) Approximately 28,000 square feet is space formerly occupied by a multi-screen cinema. This space is relatively more difficult to lease and requires substantially more costs to make the space acceptable to non-cinema users. (4) There is no assurance that, even if we retain the shopping centers, we will be able to lease the vacancies at rates that provide acceptable returns.

As of late in 2000's third quarter, we began receiving rental revenue from the new McMinn Center Ingles Grocery Store, a 60,000 square foot replacement of Ingle's former 27,000 square foot location in the same center. We believe the net effect on revenue of this opening will initially be approximately $20,000 of additional revenue each month. We also believe that the FishHawk Kash N Karry Shopping Center will open in 2000's fourth quarter. We own a 50% interest in this project, and believe that our share of its revenue will approximate $30,000 per month when it is substantially leased late in the fourth quarter.

Interest expense increased by approximately $330,000 to $2,055,000 in 2000's third quarter as compared to the year earlier period. Increases in interest expense were a result of additional total debt (average of $89,000,000 in 2000 as compared to $83,000,000 in 1999) and increased interest rates (approximately 8.2% in 2000 and 7.0% in 1999) on increased variable rate debt (average outstanding of $24,000,000 in 2000 compared to average outstanding of $17,000,000 in 1999). Also included in interest expense is amortization of loan fees as discussed above. We anticipate additional interest expense increases because we plan to refinance our revolving credit line and expect an increase in its rates.

NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenue increased by $184,135, or less than 1%, for the nine months ended September 30, 2000 compared to the year earlier period. This net increase was primarily the result of the one-time $380,000 lease termination fee received in May 2000, revenue from properties acquired since January 1, 1999, and decreased revenue related to the vacancies and property sales discussed above.

Net earnings decreased from $3,990,055 for the nine months ended September 30, 1999 to a loss of $2,365,469 for the nine months ended June 30, 2000. The decline in net earnings is primarily due to the $6,000,000 impairment loss recorded in June 2000 (see Note 3 to the condensed consolidated financial statements), loss of rental revenue related to termination of leases of several large tenants and increased interest expense, including the increased loan fee amortization described above. The reduction in nine month net income from 1999 to 2000 was partially offset by gain on sales of real estate of $966,879 in 2000 as compared to $0 in 1999.

Liquidity and Capital Resources

Cash flows from operating activities were $6,246,431 for the nine months ended September 30, 2000, compared to $8,897,719 for the comparable year, earlier period. The decrease from 1999 to 2000 is substantially the result of lost revenue related to increased vacancies, increased interest expense, and the timing of receipt of cash on accounts receivable and payment of operating expenses.

Demands for our capital, as described below, will continue to exceed our ability to meet those demands solely from operating cash flows. We believe there are other sources of capital available to us, including proceeds from possible property sales. We have identified several properties that we believe no longer have the investment characteristics we desire and we are attempting to sell those properties in order to provide capital resources.

As noted, we completed the sale of one such property in May 2000 and another in September 2000. The four properties we presently are willing to sell accounted for approximately $2,186,000 in 1999 in revenue and had a carrying value of approximately $13,163,000 at September 30, 2000. We also believe we may be able to raise debt and some forms of equity or joint venture capital, but presently we believe these sources may be relatively expensive. Demands on our capital are described below.

In order to maintain the tax benefits of operating as a REIT, we are required to distribute to our shareholders at least 95% (90% beginning in 2001) of our taxable income. We have distributed in excess of that amount since our initial public offering in March 1998.

As previously noted, several large tenants have vacated their leased spaces and we have not yet released all of these spaces. We anticipate that releasing three of the four large spaces (including the vacant cinema space), aggregating approximately 90,000 square feet, will require as much as approximately $1,800,000 in construction costs, other tenant inducement costs, and leasing commissions. In addition, if we elect to redevelop the impaired shopping center mentioned above (which includes the fourth large vacancy), we will need an undetermined but substantial amount of capital, and we may terminate existing leases which will further reduce our revenue. Releasing the numerous smaller tenant spaces comprising the remainder of our vacant space will also require an undetermined but substantial amount of capital.

Our Board of Trust Managers has approved a share repurchase program for the possible repurchase of as many as 1,000,000 common shares of beneficial interest, of which we have acquired approximately 402,000 shares. We acquired 337,400 of such shares in connection with a property sale (see Note 5 to the accompanying financial statements). Our authority to repurchase shares expires on December 31, 2000, and we do not anticipate further cash share repurchases under the current plan. However, we will consider selling properties for consideration that includes our shares. Any such purchases may require the consent of our lenders.

In January 2001, we will be required to make ad valorem tax payments of approximately $1,800,000. As of September 30, 2000, we had not funded any of this liability. As required by our revolving loan agreement, on November 1, 2000 we funded into escrow approximately $400,000 of such liability. We are required to fund approximately another $1,000,000 into this escrow by December 31, 2000. In addition to the approximately $1,400,000 that will be paid through this escrow, we are obligated to pay directly to taxing authorities approximately $400,000 during January 2001.

We hold an option to acquire a parcel of land adjacent to our Colony Plaza Shopping Center near Sugar Land, Texas. We believe acquisition of the parcel is important to creating incremental value of Colony Plaza, and we intend to exercise the option. Of the $1,040,000 option price, we have previously paid $200,000, and the remaining $840,000 is due December 31, 2000.

As described in Note 4 to the accompanying financial statements, we have a $36,500,000 revolving credit agreement with a bank. As of September 30, 2000 we had drawn approximately $27,800,000 (including unfunded letters of credit approximating $3,800,000) under the line.

The Company and the bank executed an amended agreement in August 2000. In general, the amended terms provide that the Company may borrow up to 60% of a formula based calculation of the Company's value, require the Company to grant first lien deeds of trust on two additional (for a total of seven) properties and accelerate the maturity of the agreement to January 31, 2001. Under the amended terms the bank is not obligated to make any further advances, and we believe the bank will elect not to make any further advances.

Interest on outstanding borrowings under the amended agreement will remain at approximately 155 basis points over LIBOR, (approximately 8.2% at September 30,
2000) payable monthly. In addition to approximately $23,920,000 in borrowings as of September 30, 2000, the Company is also contingently obligated under two unfunded letters of credit totaling approximately $3,800,000. The Company expects to repay the borrowings during the next four months with proceeds from property sales and borrowings from alternate lenders.

Funds From Operations

Following is a reconciliation of net income to funds from operations and funds available for distribution.

                         United Investors Realty Trust
                      Calculation of Funds From Operations
                      and Funds Available for Distribution

                                                    Three Months Ended             Nine Months Ended
                                                30-Sept-00       30-Sept-99     30-Sept-00     30-Sept-99
                                                ---------------------------     --------------------------
Funds from operations:
Net income (loss)............................  $   886,104      $1,288,758     $(2,365,469)     $3,990,055
Plus real estate related
   depreciation and amortization ............    1,064,475       1,117,665       3,330,931       3,187,377
Plus impairment loss.........................          -             -           6,000,000            -
Less gain on sale of real estate ............     (115,070)            -          (966,879)           -
Plus (less) minority interest in earnings (loss)
   of down REIT partnerships.................       15,864          41,452         102,788         120,501
                                                ----------      ----------      ----------      ----------

Funds from operations .......................   $1,851,373      $2,447,875      $6,101,371      $7,297,933
                                                ==========      ==========      ==========      ==========

Funds from operations per share and downReit
 unit .......................................   $     0.20      $     0.25      $     0.66      $     0.75
                                                ==========      ==========      ==========      ==========

Funds available for distribution:
Funds from operations .......................   $1,851,373      $2,447,875      $6,101,371      $7,297,933
Plus amortization of financing costs ........      167,436          31,695         263,052         114,710
Less tenant improvements and leasing
 commissions ................................     (332,050)        (66,540)       (583,442)       (312,600)
Less non-recoverable recurring capital
 improvements ...............................      (82,975)        (74,631)       (217,443)       (214,726)
Less straight line rents, net of
 $80,000 bad debt write-off in
 March 1999 .................................      (54,078)        (90,162)       (214,450)       (200,775)
Plus forgiveness of option loans ............       40,752          40,751         122,254         122,253
Other .......................................          -               -             -              43,014
                                                ----------      ----------      ----------      ----------

Funds available for distribution ............   $1,590,458      $2,288,988      $5,471,342      $6,849,809
                                                ==========      ==========      ==========      ==========
Funds available for distribution per share
 and downReit unit ..........................   $     0.17      $     0.23      $     0.59      $     0.70
                                                ==========      ==========      ==========      ==========

Basic and diluted weighted average number of
 shares and downReit partnership units ......    9,260,659       9,786,172       9,290,249       9,791,829


Note 1-Definitions

The Company considers funds from operations to be an alternate measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization of real estate assets as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The National Association of Real Estate Investment Trusts defines funds from operations as net income plus depreciation and amortization of real estate assets, less gains and losses on sales of properties plus estimated losses on depreciable operating properties. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has limited exposure to financial market risks, including changes in interest rates. An increase or decrease of 100 basis points in interest rates would have approximately a $239,000 effect on interest expense based on the amount of variable rate debt outstanding at September 30, 2000. All such variable rate borrowings have original maturities through 2001. The Company does not have any significant foreign operations and thus is not materially exposed to foreign currency fluctuations.

PART II - Other Information

Item 1 - Legal Proceedings

Material  pending  legal  proceedings  in which we are involved are described in
Note 11 to the accompanying condensed consolidated financial statements in Part I of this Quarterly Report on Form 10Q, which is incorporated herein by reference.

Item 2 - Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submisson of Matters to a Vote of Security Holders - None

Item 5.  Other Information

Mr. Frederick E. Fisher resigned his position as Trust Manager on and effective as of October 17, 2000. In a letter to the Board of Trust Managers, Mr. Fisher cited as reason for his resignation that the responsibilities of serving on UIRT's Board had grown to the extent that they were taking too much time away from the substantial charitable support and fundraising efforts that have occupied almost all of his time for the last twenty years. The remaining independent Trust Managers are evaluating candidates for addition to the Board of Trust Managers.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         (b) Reports on Form 8-K

          The Company's Current Report on Form 8-K dated August 17, 2000 describing the amendment of the Company's revolving credit agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          UNITED INVESTORS REALTY TRUST

      Dated: November 13, 2000         /s/ R. Steven Hamner
                                       ----------------------------
                                       R. Steven Hamner,
                                       Vice President,Chief Financial Officer