Form 10-Q/A
period 2000-09-30
UNITED INVESTORS REALTY TRUST
filed 2000-11-14
CIK 868196

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
Commitments and contingencies

Common shareholders' equity:
    Common shares of beneficial interest, no par value,
    500,000,000 shares authorized; 9,525,289 shares issued;
    8,652,292 and 9,043,892 shares outstanding in 2000 and 1999,
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

Operating income (loss) from
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

Management estimated the fair value of UPSC to be approximately $7,200,000, after deduction of selling costs. This estimate is based on applying an assumed market capitalization rate of 10.25% to property net operating income (estimated to be $730,000 annually) plus the $300,000 estimated value of the 1.3 acre vacant lot. Management believes that the property's value was negatively impacted by a long-term, above market rate mortgage that the purchaser assumed by paying a 1% fee to the lender. The Company's net equity in the property, after assumption of debt, approximated $2,650,000. The Company also paid $130,000 in cash as part of the exchange.

As required by generally accepted accounting principles, the 337,400 shares received in exchange for the net equity in the property were recorded based on the market value of the shares on the date the parties agreed to the terms of the transaction. On that date, UIRT's shares closed at $5.94, for an aggregate value of approximately $2,004,000. In addition to the common shares, the purchaser surrendered 43,555 downREIT partnership units that were convertible into UIRT common shares, and paid approximately $115,000 in cash. The partnership units were valued at $9.50 per unit, which represented the price those units could be put back to the Company by the unit holder after January 1, 2001.

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
                                    ==========     ==========     ==========   ==========

7.    Advisory Agreement

The Company is managed and advised by an entity (the "Investment Manager") controlled by the Company's chairman and chief executive officer. The Investment Manager is paid a fee based on an amount equivalent to 6.5% (6.8% prior to July 1, 1999)of net income of the Company excluding gains or losses from debt restructurings and property sales plus real estate related depreciation and amortization, as adjusted by adding back interest expense and the advisory fee, defined in the Advisory Agreement as Adjusted Funds from Operations ("AFFO"). Subsequent to September 30, 2000, the independent trust managers agreed to amend the Advisory Agreement's definition of AFFO to include provisions for potential losses, including impairment losses, related to depreciable operating property. The purpose of amending the definition is to reflect a clarification in the definition of Funds from Operations made by the National Association of Real Estate Investment Trusts that was effective as of January 1, 2000. In addition to this fee, the Company reimburses the Investment Manager for certain salaries, benefits, and occupancy costs of employees of the Investment Manager who perform property management, leasing, accounting, and other operational duties for the Company.

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

In April 2000, the Company's former President and Chief Executive Officer filed a lawsuit against the Company, the Investment Manager, and the Company's Chairman and Chief Executive Officer, who is also the Investment Manager's Chief Executive Officer. The former executive is seeking an unspecified severance compensation package. It is the position of the Company that the Investment Manager was the employer of the former executive, and that the Company had no employment relationship with him. The Investment Manager has indemnified the Company against the costs of defending this lawsuit and any judgements. The Company believes the suit to be without merit and intends to vigorously defend itself against these allegations, and has not recorded any loss provision with respect thereto.

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

Net earnings decreased from $3,990,055 for the nine months ended September 30, 1999 to a loss of $2,365,469 for the nine months ended September 30, 2000. The decline in net earnings is primarily due to the $6,000,000 impairment loss recorded in June 2000 (see Note 3 to the condensed consolidated financial statements), loss of rental revenue related to termination of leases of several large tenants and increased interest expense, including the increased loan fee amortization described above. The reduction in nine month net income from 1999 to 2000 was partially offset by gain on sales of real estate of $966,879 in 2000 as compared to $0 in 1999.

Liquidity and Capital Resources

Cash flows from operating activities were $6,246,431 for the nine months ended September 30, 2000, compared to $8,897,719 for the comparable year earlier period. The decrease from 1999 to 2000 is substantially the result of lost revenue related to increased vacancies, increased interest expense, and the timing of receipt of cash on accounts receivable and payment of operating expenses.

Demands for our capital will continue to exceed our ability to meet those demands solely from operating cash flows. We believe there are other sources of capital available to us, including proceeds from possible property sales. We have identified several properties that we believe no longer have the investment characteristics we desire and we are attempting to sell those properties in order to provide capital resources.

As noted, we completed the sale of one such property in May 2000 and another in September 2000. The four properties we presently are willing to sell accounted for approximately $2,186,000 in 1999 revenue and had a carrying value of approximately $13,163,000 at September 30, 2000. We also believe we may be able to raise debt and some forms of equity or joint venture capital, but presently we believe these sources may be relatively expensive. Demands on our capital are described below.

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

                         United Investors Realty Trust
                      Calculation of Funds From Operations
                      and Funds Available for Distribution

                                                    Three Months Ended             Nine Months Ended
                                                30-Sept-00       30-Sept-99     30-Sept-00     30-Sept-99
                                                ---------------------------     --------------------------
Funds from operations:
Net income (loss)............................  $   886,104      $1,288,758     $(2,365,469)     $3,990,055
Plus real estate related
   depreciation and amortization ............    1,064,475       1,117,665       3,330,931       3,187,377
Plus impairment loss.........................          -             -           6,000,000            -
Less gain on sale of real estate ............     (115,070)            -          (966,879)           -
Plus minority interest in earnings
   of down REIT partnerships.................       15,864          41,452         102,788         120,501
                                                ----------      ----------      ----------      ----------

Funds from operations .......................   $1,851,373      $2,447,875      $6,101,371      $7,297,933
                                                ==========      ==========      ==========      ==========

Funds from operations per share and downReit
 unit .......................................   $     0.20      $     0.25      $     0.66      $     0.75
                                                ==========      ==========      ==========      ==========

Funds available for distribution:
Funds from operations .......................   $1,851,373      $2,447,875      $6,101,371      $7,297,933
Plus amortization of financing costs ........      167,436          31,695         263,052         114,710
Less tenant improvements and leasing
 commissions ................................     (332,050)        (66,540)       (583,442)       (312,600)
Less non-recoverable recurring capital
 improvements ...............................      (82,975)        (74,631)       (217,443)       (214,726)
Less straight line rents, net of
 $80,000 bad debt write-off in
 March 1999 .................................      (54,078)        (90,162)       (214,450)       (200,775)
Plus forgiveness of option loans ............       40,752          40,751         122,254         122,253
Other .......................................          -               -             -              43,014
                                                ----------      ----------      ----------      ----------

Funds available for distribution ............   $1,590,458      $2,288,988      $5,471,342      $6,849,809
                                                ==========      ==========      ==========      ==========
Funds available for distribution per share
 and downReit unit ..........................   $     0.17      $     0.23      $     0.59      $     0.70
                                                ==========      ==========      ==========      ==========

Basic and diluted weighted average number of
 shares and downReit partnership units ......    9,260,659       9,786,172       9,290,249       9,791,829


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

                          UNITED INVESTORS REALTY TRUST

      Dated: November 14, 2000         /s/ R. Steven Hamner
                                       ----------------------------
                                       R. Steven Hamner,
                                       Vice President,Chief Financial Officer