Form 10-K
period 2000-12-31
UNITED INVESTORS REALTY TRUST
filed 2001-04-02
CIK 868196

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15d
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                       COMMISSION FILE NUMBER: 001-13915

                               ----------------

                         UNITED INVESTORS REALTY TRUST
      (Exact Name of Registrant as Specified in Its Declaration of Trust)

                 TEXAS                                 76-0265701
    (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
    Incorporation or Organization)

      5847 SAN FELIPE, SUITE 850,                        77057
            HOUSTON, TEXAS                             (zip code)
    (Address of Principal Executive
               Offices)

       Registrant's telephone number, including area code: (713) 781-2860

          Securities registered pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                          ON WHICH REGISTERED
             -------------------                         ---------------------
         Common Shares of Beneficial                      NASDAQ Stock Market
            Interest, no par value                         Pacific Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the common shares of beneficial interest held by non-affiliates was approximately $44,203,000 based upon the closing price on the NASDAQ Stock Market for such shares of $5.25 on March 23, 2001.

   As of March 23, 2001, the number of common shares of beneficial interest outstanding was 8,652,409.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         UNITED INVESTORS REALTY TRUST
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

 Item No.                                                             Page No.
 --------                                                             --------

                                     PART I

    1.    Business..................................................      1
    2.    Properties................................................      9
    3.    Legal Proceedings.........................................     11
    4.    Submission of Matters to a Vote of Security Holders.......     12

                                    PART II

    5.    Market for Registrant's Common Equity and Related
           Shareholder Matters......................................     13
    6.    Selected Financial Data...................................     14
    7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................     15
   7A.    Quantitative and Qualitative Disclosure about Market
           Risk.....................................................     21
    8.    Financial Statements and Supplementary Data...............     21
    9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure......................     21

                                    PART III

   10.    Directors and Executive Officers of the Company...........     22
   11.    Executive Compensation....................................     22
   12.    Security Ownership of Certain Beneficial Owners and
           Management...............................................     22
   13.    Certain Relationships and Related Transactions............     22

                                    PART IV

   14.    Exhibits, Financial Statement Schedules and Reports on
           Form 8-K.................................................     22
          SIGNATURES................................................     27

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III of this Annual Report on Form 10-K incorporates by reference information from the Registrant's definitive proxy statement relating to the Registrant's 2001 annual meeting to be filed with the Securities and Exchange Commission within 120 days of the close of the Registrant's fiscal year.

                          FORWARD LOOKING STATEMENTS

   The information contained and incorporated by reference in this Annual Report on Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1993, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"). A number of factors could cause results to differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the retail industry in general and in the Company's specific market areas, changes in prevailing interest rates and the availability of financing, inflation, economic conditions in general and in the Company's specific market areas, labor disturbances, demands placed on management by the recent decision to explore the sale of the Company or its assets, changes in the Company's other plans, the timing of and anticipated proceeds from the sale of assets, the costs and other issues related to certain shareholder litigation, the costs and potential changes in strategies that may result from a possible proxy contest for control of the Board of Trust Managers, and certain other factors described under "Business" in Item 1 below. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included or incorporated by reference in this Annual Report on Form 10-K do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," or "anticipates," or the negatives thereof, or other variations thereon or comparable terminology, or by discussions of strategies or intentions.

                                    PART I

ITEM 1. BUSINESS

   United Investors Realty Trust is a real estate investment trust formed under the Texas REIT Act. Throughout this Annual Report on Form 10-K, we may also use "United Investors" or "UIRT" when referring to the company. We elected to be taxed as a REIT under the Internal Revenue Code for our taxable year ended December 31, 1989 and for each subsequent taxable year. Our principal executive offices are located at 5847 San Felipe, Suite 850, Houston, Texas 77057, our telephone number is (713) 781-2860, our fax number is (713) 781-3846, and our internet address is www.UIRT.com.

   We acquire, develop, and operate neighborhood and community shopping centers in the "Sunbelt" region of the United States. We may also sell some of our shopping centers as market conditions and the investment environment warrant. As of December 31, 2000, we owned controlling interests in 25 shopping centers and a 50% non-controlling interest in a limited partnership that owns one other project. The 25 operating shopping centers comprised approximately 3,049,000 square feet of gross leaseable area ("GLA"), of which approximately 796,000 square feet was owned by grocery store operators and other third parties.

   Of our 25 properties, 21 are 100% owned directly or indirectly. Two of the properties are owned through limited partnerships in which we hold substantially all of the partnership interests. Two of the properties are owned pursuant to capital lease arrangements that have transferred to us virtually all risks and rewards of ownership. As noted, we also own a 50% non-controlling interest in a limited partnership that owned one property at December 31, 2000.

   Of the 25 neighborhood and community shopping centers owned as of December 31, 2000, 16 are located in Texas (including eight in the Houston area and six in the Dallas/Ft. Worth area), four are located in Florida (as is the center we own through the 50% partnership), three are located in Arizona, and two are located in Tennessee. Our strategy is to own properties that are located in areas that offer opportunities for population growth and that we believe provide busy working families with the opportunity to do most of their shopping between work and home. In late 1999, we identified several properties that we believed were not consistent with this strategy, and for this and other reasons, we sold three of these properties, all in Texas. Since December 31, 2000, we have sold one additional such property (in Tennessee).

   Our properties range in size from approximately 16,000 square feet to approximately 316,000 square feet, and are anchored primarily by national and regional supermarkets, drug stores and retailers that offer everyday necessities to their neighborhood communities. Approximately 95% (based on GLA) of the existing leases at the properties are triple net. The tenants under such leases are required to pay base rent and their respective shares of the common area maintenance expenses, real estate taxes and insurance costs incurred annually at their respective properties. Our largest tenant (based on revenue) paid total rent to us in 2000 of approximately $212,000, or less than 1% of our rental revenue.

   UIRT is managed for a fee, pursuant to an agreement (the "Advisory Agreement") with FCA Corp (the "Investment Manager"). Robert W. Scharar, Chairman of the Board, President, and Chief Executive Officer of UIRT, is also the President and principal shareholder of the Investment Manager's parent corporation. In return for the fee that we pay, the Investment Manager currently provides certain administrative, accounting, financial, and operating personnel to us. The Investment Manager has dedicated to the administration of UIRT, on a priority basis, the services of Randall D. Keith,
R. Steven Hamner, and Joseph W. Karp who serve as our Vice President--Chief Operating Officer, Vice President--Chief Financial Officer and Vice President--Asset Management and Leasing, respectively. In addition to the fee we pay to the Investment Manager, we also reimburse the Investment Manager for the costs of other personnel and their related occupancy and other overhead costs.

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

   In 1998 and 1999, our primary growth strategy was the acquisition of operating shopping centers. We used proceeds from the IPO and our revolving line of credit and assumed existing mortgage loans in order to make these acquisitions. In late 1999, we recognized that market and economic conditions were not favorable for continued acquisitions of operating shopping centers. We therefore modified our strategies to focus more on opportunities we believed to be within our existing portfolio.

   Our strategies for 2000 were based upon four general goals: (1) improve our centers' occupancy levels, (2) develop new properties that yield higher returns, (3) redevelop or expand certain existing centers, and (4) dispose of selected properties that no longer meet our investment objectives.

   During 2000, we made progress in achieving each of these goals. However, we continue to believe that the market price of our common shares of beneficial interest is lower than the aggregate net value of our shopping center properties. In January 2001, we engaged First Union Securities, Inc. to study and recommend appropriate alternatives to increase shareholder value. In the interim, also in January 2001, we implemented a shareholder rights plan designed to assure that all of our shareholders receive fair and equal treatment in the event of any proposed takeover of UIRT and to guard against abusive tactics of a hostile acquirer to gain control of UIRT without paying all shareholders a premium for that control.

   Based upon First Union's study of strategic alternatives, we elected in early February 2001 to immediately begin exploring the possibility of a sale of UIRT or substantially all of its assets. As of the date of this Annual Report or Form 10-K, we have distributed information packages to interested parties and have had preliminary discussions with several such parties. There is no assurance that we will receive offers to purchase all of our common shares or assets at a price our Trust Managers believe is fair to our shareholders. In the event that we do not sell our company or substantially all of our assets, we intend to continue implementing strategies designed to achieve the four general goals we have had since early 2000.

 Improve Occupancy Levels

   As of December 31, 2000, 1,877,587 square feet out of our total 2,253,069 square feet was leased to tenants who were paying rent, resulting in an overall occupancy level of 83%. In addition, we had executed leases with new tenants who had not yet occupied their leased premises for approximately 55,600 square feet. Including the leased premises not yet occupied, our overall occupancy rate at December 31, 2000 was 86%.

   As of December 31, 1999, our overall occupancy was 89% (2,128,017 square feet leased out of a total of 2,389,891 square feet). The reduction in occupancy in 2000 was the result of substantial vacancies at our University Mall Shopping Center in Pembroke Pines, Florida (see University Mall below), the sale in 2000 of three 100% leased shopping centers (see Capital Repositioning below), and the vacancy created by the relocation of a large tenant from a 27,000 square foot space to a newly constructed 60,000 square foot space. These reductions in occupancy were partially offset by the successful leasing of several vacant spaces, including a 14,000 square foot space that had been vacant for over two years and a 31,000 square foot space that had been vacant since October 1999.

   Of the 319,882 square feet (or 14%) of our GLA that was vacant as of December 31, 2000, 127,365 square feet was at University Mall. In addition, a 23,500 square feet tenant at this center has notified us that it intends to vacate its space as of May 31, 2001. We are not presently attempting to lease this space because we believe a better strategy for this property is to redevelop it for a single large retailer and fewer smaller tenants (see further discussion in Item 7, Management's Discussion and Analysis, in this Annual Report on Form 10-K).

   Most of the remainder of our vacant space is comprised of the 27,000 square feet noted above, a 28,750 square foot former multi-screen cinema that has been vacant since December 1999, and a 30,000 square foot former clothing store that has been vacant since March 1999. We are not aware of any imminent additional vacancies of large spaces. However, one of our tenants in a 29,922 square foot space is a subsidiary of a retail company presently operating in Chapter 11 bankruptcy and there is no assurance that the tenant's parent will successfully emerge from bankruptcy.

 Develop New Properties with Higher Returns

   During 2000, we completed the development of one project. A partnership in which we own a non-controlling 50% interest completed the 59,895 square foot Shops at FishHawk in a Tampa suburb. The center is anchored by a 46,000 square foot grocery store on a long-term lease, and is 100% leased at rates that presently provide higher than average returns on our investment. Since December 31, 2000, the partnership sold two out-parcels. We also have the ability to construct an additional 13,000 square feet of retail space if market conditions warrant.

   Even though we consider our FishHawk project successful, we do not presently anticipate investing in new developments during 2001 due to limitations on our ability to raise affordable capital. We believe the returns required by equity capital investors presently exceed what can reasonably be expected from prudently leveraged retail developments. Although the cost of debt capital is presently relatively inexpensive, we do not plan to significantly increase our debt levels in order to develop new properties. Finally, we believe other demands on our capital resources will take priority over investments in new shopping centers (see Financing Strategies below).

 Existing Properties

   In 2000, we completed two significant redevelopment and expansion projects. We constructed a new 60,000 square foot grocery store at our Athens, Tennessee McMinn Shopping Center. We also completed a 7,000 square foot addition to our Market at First Colony in Sugar Land, Texas, a Houston suburb. As of the date of this Annual Report on Form 10-K, we had leased approximately 90% of this newly-developed space.

   We believe our portfolio continues to offer opportunities for successful redevelopment and improvement. We own vacant land adjacent to three of our centers that will allow us to construct an aggregate of approximately 31,000 square feet of new retail space as market conditions warrant. National drugstore operators have indicated interest in constructing new-generation drive-through locations on certain of our properties. Finally, as discussed below, we are presently exploring the feasibility of a major redevelopment of our University Mall Shopping Center in Pembroke Pines, Florida.

 Capital Repositioning

   Some of our properties no longer have the investment characteristics we now seek. Generally, these are properties that offer limited opportunities for us to increase their values, are in locations with less desirable demographic attributes, are encumbered by mortgage debt with undesirable terms, or have other characteristics inconsistent with our present strategies. These properties, however, may be attractive to investors with different strategies and therefore we believe we can obtain attractive prices for them.

   During 2000, we sold three such properties, and during the first quarter of 2001, we sold one more. Aggregate sales proceeds from these sales were approximately $15,000,000. We used these proceeds to reduce debt, repurchase common shares, pay common share distributions, and reinvest in our existing properties.

   We still own several properties that we believe we may sell. At present, we have one under contract to sell and we have listed another with a broker. We intend to improve the occupancy level of two others before we begin actively marketing them. These four properties accounted for approximately $3,100,000 in revenue in 2000, and had an aggregate carrying value of approximately $24,000,000 as of December 31, 2000.


 Financing Strategies

   We believe that if we do not sell our company or substantially all of our assets, our cash flow from operations alone will not be sufficient to satisfy all of the demands on our resources. For the foreseeable future, these demands include significant investments in tenant improvement, brokerage commissions and other leasing costs, redevelopment and expansion of certain properties, ongoing capital expenditures required to maintain the quality of our properties, principal reductions of debt, and continued payment of shareholder distributions. In addition, as discussed elsewhere in this Annual Report on Form 10-K, UIRT and its officers and certain of its Trust Managers have been named as defendants in a shareholder derivative lawsuit, and we have incurred substantial defense costs. Although a special litigation committee of our independent Trust Managers has recommended that this lawsuit be dismissed, we believe we may continue to incur additional substantial defense costs.

   In order to meet the demands on our resources, we will be required to access external capital. We believe the cost of equity capital remains higher than the returns that are possible from the investment of such capital, and, accordingly, we do not presently anticipate raising new equity capital. As noted, we have identified four properties that we may sell, but all of these are substantially encumbered by existing debt, and two of them require additional investment estimated at approximately $1,200,000 before we believe they will be ready for sale.

   Accordingly, the possible sale of these properties is not expected to provide significant incremental resources for our capital needs. However, as discussed elsewhere in this Annual Report on Form 10-K, we believe alternative sources of capital in the form of secured financing will be available to us. We believe we have assets with sufficient value to enable us to refinance our existing short-term debt and provide additional proceeds for our tenant improvement, redevelopment, shareholder distribution, and other needs.

   We have a credit agreement with a bank under which we have borrowed approximately $21,600,000 as of December 31, 2000. The agreement was modified in February 2001 to extend its maturity to July 31, 2001. If we are unable to negotiate a further extension beyond the July 31 maturity, we will be required to obtain replacement financing. We believe such financing will be available to us, but at higher interest rates than we presently pay.

Employees

   At December 31, 2000, we had no employees. The Investment Manager had approximately 14 employees who were utilized on an essentially full time basis for UIRT business.

Risk Factors

   An investment in UIRT involves various investment risks. Prospective and existing investors should carefully consider the following factors together with the information provided elsewhere in this Annual Report on Form 10-K in evaluating an investment in UIRT.

 High Distribution Payout Ratio

   Since the IPO through the fourth quarter of 2000, our distribution per common share, on an annualized basis, was $0.86. This distribution amount represented approximately 115% of our Funds Available for Distribution (FAD) in 2000 and 94% of FAD in 1999. FAD is Funds from Operations (FFO) reduced by capital expenditures required to maintain the properties (roof and parking lot repairs and replacements, equipment replacements, major maintenance, etc.) and leasing costs (broker commissions, tenant improvement costs, and other inducements), along with certain other adjustments.

   In January 2001, we reduced our annual distribution to $0.52 per common share. Although we believe operating cash flow should be sufficient to fund such a distribution, other demands on our resources, as discussed above, may affect our ability to maintain the $0.52 annual distribution. Should we be unable to maintain the $0.52 annual distribution rate, the market price of our common shares may be negatively affected.

 Conflicts of Interest

   The fee that we pay to the Investment Manager is based on a percentage of FFO after adding back interest payments on outstanding indebtedness and the fee payable to the Investment Manager, and is not dependent upon the profitability of our properties. Determination of the fee was not the result of an arm's-length negotiation. Our Chairman, President, and Chief Executive Officer is also the President and majority shareholder of the Investment Manager's parent corporation. Certain allegations with respect to the Investment Manager have been asserted in a lawsuit described at Item 3. Legal Proceedings of this Annual Report on Form 10-K.

 Limited Geographic Diversification of the Portfolio

   Our properties are located in four states, Texas (51%), Florida (27%), Arizona (15%) and Tennessee (7%) (based on percentage of GLA), all of which are in the Sunbelt region. The concentration of the portfolio in the Sunbelt region creates the risk that, should this region experience an economic downturn, our operations may be adversely affected.

 Limitations on Acquisition and Change in Control

   Our Amended and Restated Declaration of Trust (the "Charter") and Amended and Restated Bylaws (the "Bylaws") contain a number of provisions, and the Board of Trust Managers has taken certain actions, that could impede a change of control. The Charter authorizes the Board of Trust Managers to create new classes and series of shares. In January 2001 we implemented a shareholder rights plan that would become effective upon the occurrence of certain events. Such events include the acquisition by a single person or group of 15% of our outstanding common shares or the commencement or announcement of a tender offer for a majority of our common shares. The issuance of these rights could have the effect of delaying or preventing a change of control, even if a change of control were in the interest of some, or a majority of, our shareholders.

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

   At December 31, 2000, our debt was approximately 60% of a formula-based calculation of asset value. Although the use of leverage may increase our rate of return on investments and allow us to make more investments than we otherwise could, the use of leverage also presents an additional element of risk in the event that the cash flow from lease payments on our properties is insufficient to meet debt obligations. If we are unable to meet mortgage payments, the property could be lost through foreclosure with a consequent loss of income and asset value of the Company. Currently, 22 of our properties are mortgaged to secure the repayment of indebtedness.

 No Limitation in Organizational Documents on the Incurrence of Debt

   Our organizational documents contain no limitation on the amount of indebtedness that we may incur. If our debt to capitalization ratio is increased we would become more highly leveraged, resulting in an increase in debt service that could adversely affect our operating cash flow and our ability to make expected distributions to shareholders and could result in an increased risk of default on our obligations.

 Failure to Continue to Qualify as a REIT Would Reduce Shareholder Returns

   We must continue to meet a number of highly technical and complex requirements to maintain our status as a REIT under the Code. Failure to continue to qualify as a REIT would result in the taxation at corporate rates and loss of pass-through tax treatment, which would have a significant adverse effect on the return to shareholders. Failure to qualify as a REIT under the Code during a taxable year would generally render us ineligible to elect REIT status again until the fifth subsequent taxable year. We will not be required to make distributions to shareholders in the event that we fail to qualify as a REIT under the Code and there can be no assurance that we will continue to make distributions in such event. Transfers of the common shares are subject to certain restrictions to protect our REIT status under the Code. In addition, we may be subject to state or local taxes. No assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT, the federal income tax consequences of such qualification or the application of state or local taxes.

 Risks Associated with Development and Construction

   We may selectively develop and construct neighborhood and community shopping centers, although as discussed above, we do not presently anticipate such developments. Risks associated with development and construction activities may include abandonment of development opportunities; goals of any joint venture partner may not be compatible with our goals; construction costs of a property exceeding original estimates, possibly making the property uneconomical; occupancy rates and rents at a newly renovated or completed property may not be sufficient to make the property profitable; financing may not be available on favorable terms for development of a property; permanent financing may not be available on favorable terms to replace a short-term construction loan; and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs. In addition, new development activities, regardless of whether they are ultimately successful, typically require a substantial portion of management's time and attention. The inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations could result in the inability to develop a property or a delay in completion of the project. Any delay in completion would delay cash flow from such project needed to service debt, if any, on such project.

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

 Uninsured Loss and Condemnation

   We carry comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to our properties with policy specifications and insured limits customarily carried for similar properties. There are, however, certain types of losses (such as from wars or earthquakes) which may be either uninsurable or not economically insurable. Should an uninsured loss occur, we could lose both our invested capital in and anticipated profits from the property, and we would continue to be obligated to repay any mortgage indebtedness on the property, other than non-recourse mortgage indebtedness. As of December 31, 2000, approximately $63,000,000 of our approximately $86,000,000 in total debt (including capital lease obligations) was non-recourse.

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

ITEM 2. PROPERTIES

  The following table and notes describe the Company's properties and rental information for leases in effect as of December 31, 2000:

                              GROSS LEASABLE AREA

                                                                                    Annualized
                                   Year                                             Base Rent
                                Developed/   Owned by  Owned by Percent Annualized   Per Sq.          Major Tennant(s)
    Property       Location     Renovated      UIRT    Anchors  Leased   Base Rent     Ft.            Lease Expiration
- ----------------  ----------- -------------- --------- -------- ------- ----------- ---------- -------------------------------
Texas
Albertson's
Bissonnet.......    Houston        1999         15,542  63,000    100%  $   223,665   $14.39    Albertson's Supermarkets (1)

Arlington
Shopping
Center..........   Arlington    1982/1991       65,091  58,000     74%  $   536,383   $11.13             Kroger (1)

Bandera Festival
Shopping
Center..........  San Antonio      1989        189,438       0     78%  $ 1,302,986   $ 8.77            K-Mart (2013)
                                                                                                   Eckerd Drugs (2) (2008)

Benchmark
Crossing
Shopping
Center..........    Houston   1986/1990/1994    58,384       0    100%  $   682,771   $11.69       Jack-In-The-Box (2006)
                                                                                                     Burger King (2010)
                                                                                                         IHOP (2013)
                                                                                                       Bally's (2006)

Centennial
Shopping
Center..........    Austin      1970/1984       80,492       0    100%  $   546,488   $11.04

Colony Plaza
Shopping
Center..........  Sugar Land       1997         26,513  53,000     93%  $   455,783   $18.44    Albertson's Supermarkets (1)

Garland Shopping
Center..........    Garland        1984         33,366       0     82%  $   268,928   $ 9.79      Blockbuster Video (2003)

Hedwig Shopping                                                                                           Target (1)
Centers.........    Houston   1974/1987/1989    69,554 155,650    100%  $   893,977   $12.86           Marshall's (1)
                                                                                                 Ross Dress for Less (2010)
                                                                                                   Wherehouse Music (2005)

Highland Square
Shopping
Center..........  Sugar Land       1998         64,171       0     96%  $   925,666   $15.05         Radio Shack (2002)

Hurst Shopping
Center..........     Hurst      1982/1993       47,517       0     91%  $   448,457   $10.39   Southwestern Bell Mobile (2002)

Market at First                                                                                           Kroger (1)
Colony..........    Houston     1988/1991/     107,301  62,000     87%  $ 1,430,840   $15.26            Eckerd (2014)
                              1994/1999/2000                                                           TJ Maxx (2002)

Mason Park                                                                                                Kroger (1)
Centre..........    Houston        1985        160,047  58,800     72%  $ 1,311,843   $11.38            PetCo (2005)
                                                                                                     Palais Royal (2006)
                                                                                                    Walgreen's (2) (2015)

Plano Shopping
Center..........     Plano         1985         81,590  62,000     98%  $   989,414   $12.43    Albertson's Supermarkets (1)
                                                                                                   Hollywood Video (2007)

Richardson
Shopping
Center..........  Richardson       1984         54,872  62,000     80%  $   515,719   $11.74    Albertson's Supermarkets (1)
                                                                                                  Blockbuster Video (2009)

Rosemeade Park
Shopping
Center..........  Carrollton       1986         49,554  58,900     63%  $   365,436   $11.75             Kroger (1)
                                                                                                  Blockbuster Video (2003)

Spring Shadows
Shopping
Center..........    Houston        1999         36,611  63,000     88%  $   526,040   $16.33    Albertson's Supermarkets (1)
                                                                                                   Hollywood Video (2013)
                                             --------- -------    ---   -----------   ------
TOTAL /WEIGHTED
AVERAGE.........                             1,140,043 696,350     83%  $11,424,396   $12.12
                                             --------- -------    ---   -----------   ------

                              GROSS LEASABLE AREA
                                  (continued)

                                                                                  Annualized
                                   Year                                           Base Rent
                                Developed/ Owned by  Owned by Percent Annualized   Per Sq.         Major Tennant(s)
    Property        Location    Renovated    UIRT    Anchors  Leased   Base Rent     Ft.           Lease Expiration
- ---------------- -------------- ---------- --------- -------- ------- ----------- ---------- ----------------------------
Florida
Lake St.
 Charles........     Tampa         1999       57,015       0    100%  $   544,441   $9.55        Kash N Karry (2019)

Skipper Palms...     Tampa         1984       86,503       0     96%  $   703,972   $8.45         Winn Dixie (2016)

Town 'N Country
 Shopping
 Center.........     Tampa      1970/1986    158,104       0    100%  $   753,710   $4.77          Auto Zone (2002)
                                                                                                    TJ Maxx (2005)
                                                                                               Blockbuster Video (2002)

University Mall
 Shopping
 Center......... Pembroke Pines 1973/1984    315,596       0     60%  $ 1,366,107   $7.21           Upton's (2003)
                                                                                                  Office Max (2001)
                                                                                                  Ross Stores (2001)
                                                                                               Sports Authority (2012)
                                           --------- -------    ---   -----------   -----
TOTAL/WEIGHTED
 AVERAGE........                             617,218       0     79%  $ 3,368,230   $6.90
                                           --------- -------    ---   -----------   -----

Tennessee
McMinn Plaza
 Shopping
 Center.........     Athens     1982/2000    107,200       0     75%  $   549,498   $6.87           Ingles (2020)

Twin Lakes
 Shopping
 Center.........  Lenoir City      1986       51,656       0    100%  $   378,312   $7.32          Food City (2007)
                                           --------- -------    ---   -----------   -----
TOTAL/WEIGHTED
 AVERAGE........                             158,856       0     83%  $   927,810   $7.05
                                           --------- -------    ---   -----------   -----
Arizona
Big Curve
 Shopping
 Center.........      Yuma      1969/1983/   126,402 100,000     96%  $ 1,100,670   $9.10    Albertson's Supermarkets (1)
                                1990/1996                                                           Michael's (1)
                                                                                                  Walgreen's (2004)
                                                                                                Millers Outpost (2004)

Park Northern
 Shopping
 Center.........    Phoenix        1982      126,852       0     91%  $   719,858   $6.24           Safeway (2003)

Southwest
 Walgreen's
 Shopping
 Center.........    Phoenix        1975       83,698       0     93%  $   530,072   $6.82    Southwest Supermarket (2005)
                                           --------- -------    ---   -----------   -----
                                                                                                   Walgreens (2002)
TOTAL/WEIGHTED
 AVERAGE........                             336,952 100,000     93%  $ 2,350,600   $7.49
                                           --------- -------    ---   -----------   -----
GRAND
 TOTAL/WEIGHTED
 AVERAGE........                           2,253,069 796,350     83%  $18,071,036   $9.63
                                           --------- -------    ---   -----------   -----

- ------
(1) The space is owned by the tenant.
(2) Tenant has vacated premises but continues to pay rent under the terms of the lease.

ITEM 3. LEGAL PROCEEDINGS

   United Investors is a nominal defendant in a shareholder derivative action (the "Lawsuit") brought by Southwest Securities, Inc. ("Southwest"), which is pending in the District Court of Dallas County, Texas (the "Court"). The Lawsuit was originally filed on August 14, 2000, seeking an injunction to prevent the sale by UIRT of one of its properties, the University Park Shopping Center ("UPSC"), to UIRT Investors, L.P. ("Investors"), an entity representing a group of shareholders of UIRT. Southwest named as defendants in the Lawsuit: FCA Corp. ("FCA"), which serves as our Investment Manager pursuant to the Advisory Agreement; all of the then-members of UIRT's Board of Trust Managers; certain UIRT officers; the UIRT subsidiary that owned University Park; and Investors and two affiliated entities.

   Upon filing the Lawsuit, Southwest obtained a temporary restraining order to prevent the sale of University Park. Thereafter, on August 28, 2000, a temporary injunction hearing was held in the Dallas District Court. Following this hearing, the Court denied the requested temporary injunction, and the sale of University Park closed on September 29, 2000.

   On September 27, 2000, Southwest amended its petition to additionally allege that the Investment Manager has charged excessive fees for its services to us, has charged us for salaries and other expenses that should have been paid by the Investment Manager, and that the Investment Manager and the officers and certain trust managers of UIRT have mismanaged our assets. Southwest seeks recission of the Advisory Agreement and the sale of UPSC, a declaration that the Advisory Agreement and sale of UPSC are void, an accounting, a constructive trust, inspection of our books and records, injunctive relief or, alternatively, unspecified compensatory damages alleged to be not less than $10,000,000 and punitive damages in an amount not less than $20,000,000, attorneys' fees and costs.

   On December 12, 2000, three new members were named to our Board of Trust Managers ("Board"). Thereafter, these three new Board members were appointed to serve as a special litigation committee (the "SLC") to investigate the allegations made by Southwest in the Lawsuit. The SLC has retained independent counsel to assist it in this investigation, and counsel has retained an economic consulting firm to serve as consultants to the SLC's counsel.

   On December 8, 2000, the Court stayed further proceedings in the Lawsuit for 60 days to allow the SLC to complete its investigation, which stay was subsequently extended to March 21, 2001. On February 19, 2001, between the expiration of the original stay and the extension granted by the Court, Southwest filed its Plaintiff's Second Amended Petition and Application for Permanent Injunction ("Petition").

   Pursuant to the Texas Business Corporation Act, the SLC is composed of three "independent" and "disinterested" Trust Managers, who have been charged with determining whether the continuation of the Lawsuit is "in the best interests" of our shareholders. The SLC must make this determination "in good faith, after conducting a reasonable inquiry and based on the factors [the SLC] deems appropriate under the circumstances." Accordingly, the SLC has attempted, in general terms, to consider (1) the potential benefits and costs associated with pursuing the claims in the Lawsuit, and (2) the available alternatives to litigation, including internal corrective action.

   Based on its investigation and analysis, the SLC has determined that continuation of the Lawsuit is not in the best interests of our shareholders. The SLC has concluded that, under the applicable legal standards, a finding of liability on the part of any of the defendants is very unlikely. Indeed, in the case of several of the defendants, the SLC has not found evidence of even slight culpability.

   The SLC concluded that the Investment Manager may have charged us for the salaries, benefits, and other costs of employees that, in accordance with the Advisory Agreement, should have been borne by the Investment Manager. We have not yet determined the aggregate amount of such excess charges, the periods during which they occurred, or whether there may be any offsetting amounts due to expenses that the Investment Manager should have charged to us but did not.

   The SLC believes that the amount of any potential recovery does not appear to justify the substantial costs of litigation (especially given our obligation to indemnify a number of the defendants) or the disruption of our business activities. This is particularly true in light of the fact that our Board has recently instructed our financial advisor, First Union Securities, Inc. to explore a possible sale of UIRT or our assets. In the event a sale of UIRT or our assets is not consummated, the SLC believes that any deficiencies in the procedures by which our corporate affairs have been handled in the past can be readily remedied by the current Board.

   Accordingly, we have filed a motion with the Court to dismiss the Lawsuit. Southwest has the right to limited discovery with respect to the SLC's investigation, but we believe it is likely that the Court will grant the motion and dismiss the Lawsuit.

   On March 21, 2001, Southwest filed a separate lawsuit against us in the District Court of Harris County, Texas. In this suit, Southwest seeks from the
Court: (a) a declaration that a certain provision of our bylaws is invalid;
(b) an injunction to keep us from electing trust managers using the standards set forth in the bylaws and to compel us to reform the bylaws to include one uniform vote requirement as to all trust manager nominees; and (c) an order to compel us to provide certain information about our shareholders.

   At a temporary injunction hearing held on March 26, 2001, the Court denied Southwest's motions for declaratory and injunctive relief. Prior to the hearing, we reached agreement with Southwest concerning the shareholder information. We believe this suit is without merit and is part of Southwest's plans to submit its own nominees for election as trust managers at our annual shareholders meeting. Southwest has disclosed such plans in filings with the Securities and Exchange Commission.

   In April 2000, our former President and Chief Executive Officer filed a lawsuit against us, the Investment Manager, and the Company's Chairman and Chief Executive Officer, who is also the Investment Manager's Chief Executive Officer. The former executive is seeking an unspecified severance compensation package. It is our position that the Investment Manager was the employer of the former executive, and that we had no employment relationship with him. The Investment Manager has indemnified us against the costs of defending this lawsuit and any judgements. We believe the suit against us to be without merit and we intend to vigorously defend against these allegations, and we have not recorded any loss provision with respect thereto.

   In June 2000, an individual who claims to be a client of the Investment Manager's individual financial planning business amended a lawsuit originally filed in July 1999 to include UIRT as a defendant. The original petition alleged that the Investment Manager and one of its financial planning employees breached certain duties in the management of the plaintiff's financial affairs. The amended petition also alleges that UIRT is legally responsible for the acts of the Investment Manager and its financial planning employee because they allegedly all operate as a single business enterprise. The plaintiff seeks unspecified monetary damages, attorney fees and costs. The Investment Manager has indemnified us against the costs of defending this lawsuit and any judgements. We believe the suit against us to be without merit and we intend to vigorously defend against these allegations, and we have not recorded any loss provision with respect thereto.

   We are a party to other legal proceedings that arise in the normal course of business. The resolution of these matters cannot be predicted with certainty. However, in our opinion, based upon currently available information, any liabilities under such proceedings, either individually or in the aggregate, will not have a materially adverse affect on our consolidated financial statements taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of shareholders during the last quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

   Our common shares began trading on the NASDAQ Stock Market and on the Pacific Exchange on March 15, 1998, under the symbols "UIRT" and "UIR," respectively. On March 23, 2001, we had approximately 350 shareholders of record and approximately 4,000 beneficial owners. The following table sets forth for the periods indicated the high and low bid prices as reported by NASDAQ and the distributions declared by us during 1999 and 2000.

                                                                   Distributions
                                                       High   Low    Declared
                                                      ------ ----- -------------
   2000
   First Quarter..................................... $6.375 $3.50    $0.215
   Second Quarter.................................... $ 6.06 $4.25    $0.215
   Third Quarter..................................... $ 6.19 $5.13    $0.215
   Fourth Quarter.................................... $ 5.94 $4.03    $    0
                                                                   Distributions
                                                       High   Low    Declared
                                                      ------ ----- -------------
   1999
   First Quarter..................................... $ 7.81 $6.75    $0.215
   Second Quarter.................................... $ 8.88 $6.69    $0.215
   Third Quarter..................................... $ 8.25 $6.56    $0.215
   Fourth Quarter.................................... $ 7.38 $6.00    $0.215

 Distributions

   Distributions paid in 2000 and 1999 amounted to $0.86 per share. In January 2001, we reduced the distribution to $0.13 per common share per quarter, which is equivalent to $0.52 per common share on an annualized basis. Distributions paid in 2000, totaling $0.86 per share, were comprised of ordinary taxable income of $0.37 (43%), capital gain of $0.27 (31%) and return of capital of $0.22 (26%). Distributions paid in 1999, totaling $0.86 per share, were comprised of ordinary taxable income of $0.70 (82%) and return of capital of $0.16 (18%). All distributions will be made by UIRT at the discretion of the Board of Trust Managers and will depend upon our earnings, our financial condition and such other factors as the Board of Trust Managers deems relevant. In order to maintain our qualification as a REIT under the Internal Revenue Code, we are required to make distributions to shareholders in an amount equal to at least 90% of our "real estate investment trust taxable income," as defined in Section 857 of the Internal Revenue Code.

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

                                             Year Ended December 31,
                          --------------------------------------------------------------------
                              2000          1999          1998         1997           1996
                          ------------  ------------  ------------  -----------    -----------
Financial Information:
Revenues:
  Rental revenues.......  $ 25,532,991  $ 25,647,442  $ 17,323,768  $ 6,148,575    $ 4,966,673(1)
  Interest and other
   income...............       378,968       348,113       426,402       27,278         67,409
                          ------------  ------------  ------------  -----------    -----------
   Total revenue........  $ 25,911,959  $ 25,995,555  $ 17,750,170  $ 6,175,853    $ 5,034,082
                          ============  ============  ============  ===========    ===========
Income (loss) before
 minority interest, gain
 on sale of real estate,
 extraordinary item, and
 redeemable preferred
 share distribution
 requirements...........  $ (2,719,712) $  5,422,836  $  2,303,710  $  (634,189)   $   299,269
                          ============  ============  ============  ===========    ===========
Net income (loss)
 available for common
 shareholders...........  $ (1,252,650) $  5,240,382  $  1,924,397  $  (771,716)   $   151,032
                          ============  ============  ============  ===========    ===========
Net income (loss) per
 share (basic and
 diluted)...............  $      (0.14) $       0.56  $       0.25  $     (0.85)   $      0.17
                          ============  ============  ============  ===========    ===========
Weighted average common
 shares.................     8,919,312     9,433,883     7,702,709      912,493        909,405
                          ============  ============  ============  ===========    ===========
Cash distributions
 declared per common
 share..................  $      0.645  $       0.86  $      0.645           --(2)          --(2)
                          ============  ============  ============  ===========    ===========

Balance Sheet
 Information:
Investment real estate,
 gross..................  $162,564,010  $177,302,953  $160,329,516  $39,734,731    $39,327,929
Total assets............   159,982,910   174,965,762   164,624,109   39,286,969     37,201,773
Debt and capital lease
 obligations............    86,009,812    89,723,960    73,883,884   28,363,899     26,542,992
Total liabilities.......    92,271,223    97,557,366    80,929,506   29,793,132     27,406,859
Minority interest.......     2,104,775     2,745,791     2,825,284    1,571,018      1,584,673
Preferred shares........            --            --            --    1,068,226      1,068,226
Net equity..............    65,606,912    74,662,605    80,869,319    6,854,593      7,142,015

Other Data:
Cash flows from (used
 in):
  Operating activities..     5,729,303    10,021,861     6,209,892    1,688,057      1,062,002
  Investing activities..       260,289   (15,703,803)  (58,150,977)  (2,711,802)    (1,319,213)
  Financing activities..    (7,499,816)    2,003,638    57,081,031    1,250,578        (51,293)
Funds from Operations
 (3)....................     7,819,018     9,679,808     7,258,870    1,021,657      1,291,047
Number of Properties (at
 end of period).........            25            28            25            8              8
GLA (sq. ft.) (at end of
 period)................     2,253,069     2,389,891     2,243,255      754,563        753,790
Percentage of GLA leased
 (at end of period).....            83%           89%           95%          95%            96%

- --------
(1) Base rent was lower in 1996 as a result of the conveyance of the One West Hills building on January 1, 1996 to Ivy Realty Trust, a privately held office REIT, 100% owned by UIRT and managed by the Investment Manager. All shares of Ivy Realty Trust were distributed to UIRT shareholders in 1995, 1996 and 1997.
(2) For 1997 and 1996, UIRT distributed Ivy shares to UIRT shareholders with a value of $0.398 and $0.40 per common share, respectively.
(3) NAREIT defines Funds From Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated entities in which the REIT holds an interest. Management believes Funds From Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of UIRT to incur and service debt and make capital expenditures. UIRT computes Funds From Operations in accordance with the standards established by NAREIT, which may differ from the methodology for calculating Funds From Operations utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. Further, Funds From Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. Funds From Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of UIRT's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of UIRT's liquidity, nor is it indicative of funds available to fund UIRT's cash needs, including our ability to make distributions.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto and other information in this Annual Report on Form 10-K. Historical results and trends which might appear should not be taken as indicative of future operations.

Results of Operations

   Our net loss for the year ended December 31, 2000 was $(1,252,000) or $(0.14) per share, as compared to net income in 1999 of $5,240,000 or $0.56 per share. The difference in net income or loss from 1999 to 2000 was substantially the result of five factors: (a) we recognized a $6,000,000 impairment loss on a property during 2000; (b) we sold three properties in 2000, which resulted in approximately $1,425,000 in gains on sale, as compared to $0 in 1999, but also reduced our net operating income (rental revenue reduced by direct property operating expenses) by approximately $337,000; (c) we acquired three properties since January 1, 1999, which increased our net operating income in 2000 as compared to 1999 by approximately $875,000; (d) our interest expense increased by approximately $1,232,000 in 2000; and (e) our properties had a lower occupancy level in 2000 than in 1999; in particular, four certain properties had $1,214,000 less revenue in 2000 than the same properties had in 1999. These reductions were partially offset by non-recurring lease termination fees and legal settlement income in 2000 of approximately $470,000 as compared to $0 in 1999.

   Interest expense in 2000 was approximately $7,913,000 as compared to approximately $6,681,000 in 1999. Virtually all of the increase was a result of higher balances and interest rates on our variable rate debt. Weighted average borrowings under our revolving credit agreement were higher by approximately $9,400,000 in 2000 and the interest rates charged on borrowings under the agreement increased from approximately 7.4% at December 31, 1999 to 8.4% in November 2000, before declining to approximately 8.2% at December 31, 2000. Because we agreed to accelerate the maturity of our revolving credit agreement from August 2002 to January 2001 (subsequently extended to July
2001), we also accelerated the amortization of loan costs over the shorter period. This was reflected as additional interest expense of approximately $250,000 in 2000.

   In addition to the factors noted above, during the third and fourth quarter of 2000 we incurred legal fees and other expenses related to a shareholder derivative lawsuit filed by Southwest Securities, Inc. (see Item 3 of Part I of this Annual Report on Form 10-K). We believe that our insurance providers will pay much of the costs associated with this lawsuit. However, we will be required to pay some costs, including any insurance deductible amounts, certain professional fees, and other expenses. We have paid or accrued such costs for 2000's third and fourth quarters of approximately $228,000. No such costs were incurred during 1999.

   We believe we will continue to experience the effects of non-routine transactions and events in 2001 and it is therefore difficult to anticipate with any level of certainty 2001's results of operations. However, following is a description of certain conditions presently existing or reasonably possible that may affect 2001's results of operations.

  . As discussed elsewhere in this Annual Report on Form 10-K, we expect occupancy of and rental revenue from our University Mall Shopping Center to continue to decline. Revenue in 1999 and 2000 was approximately $2,600,000 and $2,200,000 respectively. We believe 2001 revenue will approximate $1,300,000.

  . We have sold four properties since May 2000 and we intend to sell others.
    The terms of our revolving credit agreement will generally require us to use most or all sales proceeds to reduce borrowings. In addition, we have other immediate requirements for our cash resources (see Liquidity and Capital Resources below). Accordingly, we may be precluded from reinvesting such sales proceeds in income earning assets to replace the net operating income previously generated by the properties we sell.

  . As discussed elsewhere in this Annual Report on Form 10-K, we are involved in shareholder derivative litigation. Legal fees and related costs since August 2000 have been substantial and we are presently unable to estimate the amount of additional costs we may incur, although we expect such fees to be substantial, nor can we predict the outcome of the litigation.

  . We have instructed our financial advisor, First Union Securities, Inc., to explore the sale of UIRT or substantially all of our assets. This process involves significant expense, which we are presently unable to estimate, whether or not a sale is completed. Moreover, we may sell only a portion of our assets, in which case our revenue would decline proportionately.

  . General economic conditions in our markets appear to be softening.
    Although many of the goods and services that tenants in our shopping centers provide are necessity items, a significant portion of our tenants are small, thinly capitalized local businesses. These tenants are likely more susceptible to the negative effects of a weakening economy than are larger companies.

Quarter Ended December 31, 2000 As Compared To Quarter Ended December 31, 1999

   Net income was $1,113,000, or $0.13 per diluted share for the fourth quarter of 2000, as compared to $1,250,000, or $0.14 per diluted share for the same period in 1999. This decrease is the result of several factors, including legal, professional, and other expenses related to shareholder litigation, the sale of income generating properties during 2000, and higher interest expense. Each of these factors is discussed more fully above.

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

$82,300,000 for 1999. The increase in weighted average debt outstanding was primarily a result of expenditures for acquisitions and repurchases of our common shares.

   Of the total debt and capital lease obligations of $89,700,000 at December 31, 1999, $61,500,000 bore interest at fixed rates, the weighted average of which was 8.37%. The remaining $28,200,000 of debt bore interest at 155-175 basis points over LIBOR contracts with one to six months durations. At January 31, 2000, the LIBOR rates were approximately 90 basis points higher than those of one year earlier. A 100 basis point change in LIBOR rates would have approximately a $280,000 effect on interest expense based on the amount of variable rate borrowings at December 31, 1999.

   The increases in depreciation and amortization, operating expenses and property taxes were primarily the result of acquisitions since December 31, 1997. Primarily in order to manage properties acquired in 1998, the Investment Manager had approximately 11 employees more on December 31, 1998 than on the same date in 1997; since December 31, 1998, the Investment Manager employed four additional personnel. All of these employees were assigned full time to property operations, accounting and financial, leasing, and asset management and their salaries, related benefit costs, and occupancy costs were reimbursed by UIRT to the Investment Manager.

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

Twelve Months Ended December 31, 1998 Versus Twelve Months Ended December 31,
1997

   Net income was $1,924,000 or $0.25 per share in 1998, compared to net loss in 1997 of ($772,000), or ($0.85) per share. Net income for 1998 includes the effect of $2,241,000 in amortization of bridge financing costs and $233,000 of extraordinary charges, or an aggregate $0.32 per weighted average share. Earnings in 1998 before such charges were $4,397,000 or $0.57 per weighted average share. Net loss for 1997 includes the effect of a $788,000 charge for the issuance of shares to the Investment Manager. The increase in earnings before non-recurring and extraordinary charges is primarily a result of operating income generated by properties acquired since December 31, 1997.

   Rental revenues increased 187% to $17,750,000 in 1998, compared with $6,176,000 for the prior year. This increase relates almost totally to acquisitions since December 31, 1997.

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

Liquidity and Capital Resources

   We have significant demands on our available resources. In order to satisfy all of these demands, we will require more capital than our operations can generate in the near term. Accordingly, we expect to generate capital through operations, sales of properties and additional borrowings.

   Cash flows provided by operations in 2000 were approximately $5,729,000 as compared to approximately $10,022,000 in 1999. Lower occupancy levels, reductions in revenues related to sold properties, higher interest expense, and increases in required tax escrows were the primary reasons for the decrease. In January 2001, we reduced our quarterly distribution to shareholders to $0.13 from $0.215 per diluted share. We believe that the lower distribution level will allow us to retain more cash flows from operations to meet other capital needs, including substantial tenant improvement and other leasing costs.

   We have a revolving credit agreement with Wells Fargo Bank with outstanding borrowings as of December 31, 2000 of approximately $21,600,000. Subsequent to December 31, 2000, we modified the terms of the agreement to extend the maturity to July 31, 2001, increase the interest rate to LIBOR plus 175 basis points, and amend certain other provisions. There is no additional availability under this agreement and as payments are made, the commitment amount will decrease dollar for dollar.

   Of the 25 properties we owned directly as of December 31, 2000, 10 were either unencumbered by debt or were collateral for short-term debt that may be prepaid without penalty (including the revolving credit agreement). The remaining properties are encumbered by fixed rate obligations with an aggregate principal balance and weighted average interest rate at December 31, 2000 of $58,086,879 and 8.31%. These loans have a weighted average term to maturity of 72.5 months and generally either may not be prepaid or may be prepaid only with substantial cost.

   University Mall Shopping Center is our largest property with approximately 316,000 square feet of GLA. Prior to reporting our operating results for 2000's second quarter (ended June 30, 2000), we determined that it was probable that the future cash flows from operating the shopping center would be less than the amount at which it was carried in our financial statements. As a result of this impairment, a loss of $6,000,000 was recorded to reduce the carrying amount of University Mall to its estimated fair value, which approximated the balance of the mortgage loan secured by the property.

   At present, rental revenues from University Mall are sufficient to pay operating expenses and debt service related to the mortgage loan secured by the property. We estimate that during 2001's second half, occupancy and rental revenue will decline to levels that are insufficient to pay such amounts. Because the mortgage loan is non-recourse to our assets other than University Mall, we will have the alternative of defaulting the loan without further loss to us.

   In order to determine whether to attempt to sell or otherwise dispose of University Mall, we are presently evaluating the feasibility of a redevelopment plan that would include the demolition of approximately 235,000 square feet of existing space, ground leasing the land under the space to be demolished to a major retailer, relocating several tenants, and improving the physical qualities of the remaining retail space. There are significant obstacles to successful completion of this plan. We believe that our portion of the costs will approximate $4,000,000; local government entities must approve many aspects of the plan; the servicing agent for the lender may not approve the plan; and we must reach agreement with the major retailer.

   Even if we are able to obtain financing and all necessary approvals, the center's anticipated cash flows will remain insufficient to allow us to recover our investment unless we are able to sell the center for a sufficient amount. Accordingly, there is no assurance that we will elect to implement this plan or, if the plan is implemented, that it will be successful.

   Our most significant demands for capital, other than for University Mall, will likely be for tenant improvement and leasing costs, possible redevelopment costs, anticipated shareholder distributions, and potential additional litigation costs. In order to meet these demands, we intend to increase our borrowings. However, because our credit agreement with Wells Fargo precludes any additional debt from any source, it may be necessary to refinance and repay all of the amounts presently outstanding under the Wells Fargo agreement.

   We believe the values of our unencumbered properties and the properties presently serving as collateral for the Wells Fargo borrowings will be sufficient to enable us to refinance the Wells Fargo borrowings and borrow additional amounts necessary to meet our capital needs, including those for University Mall if we elect to redevelop that property. In addition, we believe that, depending upon the timing of any property sales, some proceeds from any such sales will also be available to us for other needs.

Funds From Operations

   We consider funds from operations to be an alternate measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization of real estate assets as operating expenses. We believe that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The National Association of Real Estate Investment Trusts defines funds from operations as net income plus depreciation and amortization of real estate assets, less gains and losses on sales of properties. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. Funds from operations decreased to $1,718,000 for the fourth quarter of 2000, as compared to $2,419,000 for the same period of 1999. For the twelve months ended December 31, 2000, funds from operations totaled $7,819,000, down $1,861,000 from the prior year. These differences are the results of the conditions described above under Results of Operations. Funds from operations increased to $2,419,000 for the fourth quarter of 1999, as compared to $2,351,000 for the same period of 1998. For the twelve months ended December 31, 1999, funds from operations totaled $9,680,000, up $2,421,000 from the same period of the prior year. This increase relates almost totally to the impact of UIRT's acquisitions since December 31, 1998.

                         UNITED INVESTORS REALTY TRUST

                      CALCULATION OF FUNDS FROM OPERATIONS
                      AND FUNDS AVAILABLE FOR DISTRIBUTION

                                 Three Months Ended      Twelve Months Ended
                                ----------------------  -----------------------
                                31-Dec-00   31-Dec-99    31-Dec-00   31-Dec-99
                                ----------  ----------  -----------  ----------
Funds from operations:
Net income (loss).............  $1,112,819  $1,250,328  $(1,252,650) $5,240,382
Plus real estate related
 depreciation and
 amortization.................   1,207,799   1,106,400    4,538,730   4,256,972
Plus loss on early
 extinguishment of debt.......          --      36,477           --      36,477
Plus impairment loss..........          --          --    6,000,000          --
Less gain on sale of real
 estate.......................    (458,244)         --   (1,425,123)         --
Plus minority interest in
 downREIT partnerships........    (144,727)     25,477      (41,939)    145,977
                                ----------  ----------  -----------  ----------
Funds from operations.........  $1,717,647  $2,418,682  $ 7,819,018  $9,679,808
                                ==========  ==========  ===========  ==========
Funds from operations per
 share and downReit unit......      $ 0.19      $ 0.25       $ 0.85      $ 1.00
                                ==========  ==========  ===========  ==========

Funds available for
 distribution:
Funds from operations.........  $1,717,647  $2,418,682  $ 7,819,018  $9,679,808
Plus amortization of financing
 costs........................     175,052      61,801      438,104     176,511
Less tenant improvements and
 leasing commissions..........    (284,884)   (181,293)    (868,326)   (493,893)
Less non-recoverable recurring
 capital improvements.........    (129,231)   (137,952)    (346,674)   (352,678)
Less straight line rents, net
 of $80,000 bad debt write-off
 in March 1999................     (44,554)    (78,728)    (259,004)   (279,546)
Plus forgiveness of option
 loans........................      40,752      40,751      163,006     163,004
                                ----------  ----------  -----------  ----------
Funds available for
 distribution.................  $1,474,782  $2,123,261  $ 6,946,124  $8,893,206
                                ==========  ==========  ===========  ==========
Funds available for
 distribution per share and
 downReit unit................      $ 0.17      $ 0.22       $ 0.76      $ 0.92
                                ==========  ==========  ===========  ==========
Basic and diluted weighted
 average number of shares and
 downReit partnership units...   8,890,886   9,488,911    9,189,862   9,715,477
                                ==========  ==========  ===========  ==========

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We have limited exposure to financial market risks, including changes in interest rates. An increase or decrease of 100 basis points in interest rates would have approximately a $216,000 effect on interest expense based on the amount of variable rate borrowings at December 31, 2000. All such variable rate borrowings have original maturities through 2001. We do not have any significant foreign operations and thus are not materially exposed to foreign currency fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements of the Company and its consolidated subsidiaries are included in this report on the pages indicated, and are incorporated herein by reference:

      Page
      ----
      F-1  (a)  Report of Independent Auditors
      F-2  (b)  Consolidated Balance Sheets--December 31, 2000 and 1999
      F-3  (c)  Consolidated Statements of Operations--Years ended December 31,
                2000, 1999 and 1998
      F-4  (d)  Consolidated Statements of Redeemable Preferred Shares and
                Common Shareholders' Equity--Years ended December 31, 2000,
                1999 and 1998
      F-5  (e)  Consolidated Statements of Cash Flows--Years ended December 31,
                2000, 1999 and 1998
      F-6  (f)  Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

   The information required under items 10, 11, 12 and 13 is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) 1.  Financial Statements

      Report of Independent Auditors.......................................  F-1
      Consolidated Balance Sheets as of December 31, 2000 and 1999.........  F-2
      Consolidated Statements of Operations for the years ended December
       31, 2000, 1999 and 1998.............................................  F-3
      Consolidated Statements of Redeemable Preferred Shares and Common
       Shareholders' Equity for the years ended December 31, 2000, 1999 and
       1998................................................................  F-4
      Consolidated Statements of Cash Flows for the years ended December
       31, 2000, 1999 and 1998.............................................  F-5
      Notes to Consolidated Financial Statements...........................  F-6

       2.  Financial Statement Schedule

      The following financial statement schedule of the Company is included
       in Item 14 (d):
      Schedule III--Real Estate and Accumulated Depreciation............ F-21
      Notes to Schedule III............................................. F-23

   All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      3.  Exhibits

  Exhibit
  Number                               Description
  -------                              -----------
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

    4.2 Common share certificate (Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

    4.3 Rights Agreement, dated as of January 25, 2001, between the Company and Fleet National Bank, as Rights Agent (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated
          January 31, 2001)

    4.4   Statement of Designations designating the Series A Participating
          Preferred Shares (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.3 hereto and incorporated by reference herein)

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

  Exhibit
  Number                               Description
  -------                              -----------
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

   10.6   Declaration of Trust dated December 31, 1998 by Today Green Oaks GP,
          Inc., a Texas corporation ("Trustee") for and on behalf of United
          Investors Realty Trust, a Texas real estate investment trust
          ("Owner") (Incorporated by reference to Exhibit 10.6 to the Company's
          Annual Report on Form 10-K, dated March 16, 1999)

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

   10.14 Assumption and Modification Agreement dated November 19, 1996, by and among The Travelers Insurance Company, George I. Brown, Park
          Northern/Centennial Partners, L.P. and George I. Brown, as Trustee of the Waipio Trust II (Incorporated by reference to Exhibit 10.6 to the Company's registration statement on Form S-11, dated March 5, 1998
          (File No. 333-29475))

   10.15  Promissory Note dated as of July 31, 1995, executed by PFL-290
          Limited Partnership in favor of RFG Financial, Inc. (Incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

   10.16 Promissory Note dated June 10, 1992, executed by Hedwig II, Inc. in favor of Sun Life Insurance Company of America (Incorporated by reference to Exhibit 10.8 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

  Exhibit
  Number                               Description
  -------                              -----------
   10.17  Promissory Note dated June 10, 1992, executed by Hedwig III Joint
          Venture in favor of Sun Life Insurance Company of America
          (Incorporated by reference to Exhibit 10.9 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No.
          333-29475))

   10.18  Deed of Trust Note dated April 13, 1993, executed by UIRT/University
          Park-1, L.P. in favor of The Franklin Life Insurance Company
          (Incorporated by reference to Exhibit 10.10 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No.
          333-29475))

   10.19  Note Secured by Deed of Trust dated November 9, 1990 executed by
          George I. Brown and George I. Brown, as Trustee of the Waipio Trust
          II in favor of The Travelers Insurance Company (Incorporated by reference to Exhibit 10.13 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

   10.20  Agreement for the Purchase and Sale of Commercial Real Estate dated
          December 12, 1997, by and between the Company and the Board of Pension Commissioners of the City of Los Angeles (Incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

   10.21 Contract of Sale dated December 5, 1997, by and between the Company and Desert Pacific Properties, L.L.C. (Incorporated by reference to
          Exhibit 10.16 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

   10.22 Contract of Sale dated December 5, 1997, by and between the Company and Rosemeade Park Limited Partnership (Incorporated by reference to
          Exhibit 10.17 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

   10.23 Letter Agreement dated November 25, 1997 and October 15, 1997, by and among the Company, Town "N Country Plaza of Tampa, Limited and James
          H. Shimberg, Trustee on Behalf of Landowner (Incorporated by reference to Exhibit 10.18 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No. 333-29475))

   10.24  Contract of Sale dated December 5, 1997, by and between Market at
          First Colony Joint Venture, Hedwig II Joint Venture, PFL-290 Limited
          Partnership, R & R Limited Partnership, Hedwig II, Inc. and the
          Company (Incorporated by reference to Exhibit 10.19 to the Company's registration statement on Form S-11, dated March 5, 1998 (File No.
          333-29475))

   10.25  Letter Agreement dated February 17, 1998, by and between the Company,
          Town "N Country Plaza of Tampa, Limited and James H. Shimberg,
          Trustee on Behalf of Landowner (Incorporated by reference to Exhibit
          10.20 to the Company's registration statement on Form S-11, dated
          March 5, 1998 (File No. 333-29475))

   10.26  Contract of Sale dated April 17, 1998 by and between United
          Investors, Realty Trust and Veriquest Colony Plaza One 1997.
          (Incorporated by reference to Exhibit 10.22 to the Company's
          Quarterly Report on Form 10-Q dated May 14, 1998)

   10.27  Purchase Option dated April 17, 1998 by and between United Investors,
          Realty Trust and Veriquest Property Commerce 1995-1, a Texas joint venture.(Incorporated by reference to Exhibit 10.23 to the Company's
          Quarterly Report on Form 10-Q dated May 14, 1998)

   10.28 Contract of Sale dated March 23, 1998, by and between the Company and Dermot Big Curve, LLC (incorporated by reference to Exhibit 10.28 to the Company's Current Report on Form 8-K dated June 11, 1998)

  Exhibit
  Number                               Description
  -------                              -----------
    10.29 Promissory Note dated as of September 20, 1996 made by Dermot Big
          Curve, LLC to Liberty Mortgage Acceptance Corporation, as beneficiary in the principal amount of $6,072,000 (incorporated by reference to
          Exhibit 10.29 to the Company's Current Report on Form 8-K dated June
          11, 1998)

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

    10.32 Amended and Restated Partnership Agreement dated May 15, 1998 of UIRT
          Town 'N Country, L.P. (incorporated by reference to Exhibit 10.32 to
          Company's Quarterly Report on Form 10-Q dated August 14, 1998)

    10.33 Contract of Sale dated June 4, 1998, by and between the Company and
          Highland Square Partners Ltd. (incorporated by reference to Exhibit
          10.35 to the Company's Current Report on Form 8-K dated October 7,
          1998)

    10.34 Promissory note dated as of November 26, 1996 made by Highland Square
          Partners, Ltd. to Belgravia Capital Corporation, as beneficiary in the principal amount of $4,525,000. (incorporated by reference to Exhibit 10.36 to the Company's Current Report on Form 8-K dated
          October 7,1998)

    10.35 Promissory note dated November 26, 1997 made by Veriquest Colony
          Plaza One 1997 to Holliday Fenoglio, L.P., as beneficiary in the principal amount of $3,200,000. (incorporated by reference to Exhibit
          10.9 to Company's Quarterly Report on Form 10-Q dated November 10,
          1998)

    10.36 Revolving Credit Agreement dated August 25, 1998 made by and among the Company and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.10 to Company's Quarterly Report on Form
          10-Q dated November 10, 1998)

    10.37 Third Modification of Credit Agreement dated December 13, 1999 made by and between Wells Fargo Bank, National Association and United
          Investors Realty Trust (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K dated March 29, 2000)

    10.38 Fourth Modification of Credit Agreement dated December 13, 1999 made by and between Wells Fargo Bank, National Association and United
          Investors Realty Trust (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K dated March 29, 2000)

    10.39 Golding United FishHawk Ltd. Agreement of Limited Partnership by and between Golding United FishHawk, Inc., a Florida corporation, as the General Partner, and UIRT FISHHAWK LLC, a Florida limited liability company ("UIRT"), and The Stuart S. Golding Company, a Florida corporation ("SSG"), as the Limited Partners (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-
          K dated March 29, 2000)

    10.40 Fifth Modification of Credit Agreement dated August 17, 2000 made by and between Wells Fargo Bank, National Association and United
          Investors Realty Trust (incorporated by reference to Exhibit 10.43 to the Company's Current Report on Form 8-K dated August 31, 2000)

    10.41 Sixth Modification of Credit Agreement dated February 28, 2001 made by and between Wells Fargo Bank, National Association and United
          Investors Realty Trust (incorporated by reference to Exhibit 10.44 to the Company's Current Report on Form 8-K dated March 13, 2001)

  **23.1  Consent of Independent Auditors

- --------
   ** Filed as an exhibit hereto.

   (b) Reports on 8-K--None

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

   (d) Financial Statements and Schedules

   Schedule III--Real Estate and Accumulated Depreciation attached hereto is hereby incorporated by reference to this Item.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNITED INVESTORS REALTY TRUST
                                               (Registrant)

Date: March 30, 2001                              /s/ Robert W. Scharar
                                          By: _________________________________
                                                     Robert W. Scharar
                                               President and Chief Executive
                                                          Officer

Date: March 30, 2001                              /s/ R. Steven Hamner
                                          By: _________________________________
                                                      R. Steven Hamner
                                                  Vice President and Chief
                                                     Financial Officer
                                               (Principal Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                         Capacity                 Date
              ---------                         --------                 ----

      /s/ Robert W. Scharar            Trust Manager and Chairman   March 30, 2001
______________________________________  of the Board
          Robert W. Scharar

      /s/ W. Lowry Barfield            Trust Manager                March 30, 2001
______________________________________
          W. Lowry Barfield

      /s/ William C. Brooks            Trust Manager                March 30, 2001
______________________________________
          William C. Brooks

        /s/ E. Rhett Buck              Trust Manager                March 30, 2001
______________________________________
            E. Rhett Buck

       /s/ Josef C. Hermans            Trust Manager                March 30, 2001
______________________________________
           Josef C. Hermans

       /s/ William G. Nolen            Trust Manager                March 30, 2001
______________________________________
           William G. Nolen

                        REPORT OF INDEPENDENT AUDITORS

The Board of Trust Managers and Shareholders
United Investors Realty Trust

   We have audited the accompanying consolidated balance sheets of United Investors Realty Trust and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, redeemable preferred shares and common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Investors Realty Trust and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ Ernst & Young LLP

Dallas, Texas
February 2, 2001, except for
Notes 12, 16 and 17 as to
which the date is March 29,
2001

                 UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                    --------------------------
                                                        2000          1999
                      ASSETS                        ------------  ------------
Investment real estate:
  Land............................................. $ 45,720,241  $ 48,964,963
  Buildings and improvements.......................  116,772,876   127,232,647
  Property under development.......................       70,893     1,105,343
                                                    ------------  ------------
                                                     162,564,010   177,302,953
  Less accumulated depreciation....................  (12,483,005)  (11,164,573)
                                                    ------------  ------------
  Investment real estate, net......................  150,081,005   166,138,380
Cash and cash equivalents..........................      297,567     1,807,791
Accounts receivable, net of allowance of $240,034
 and $112,047 in 2000 and 1999, respectively.......    2,789,559     2,876,523
Other assets.......................................    6,814,779     4,143,068
                                                    ------------  ------------
    Total assets................................... $159,982,910  $174,965,762
                                                    ============  ============
    LIABILITIES, MINORITY INTEREST, AND COMMON
               SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable........................... $ 48,362,796  $ 50,043,083
  Short-term notes and line of credit..............   23,044,800    22,953,000
  Capital lease obligations........................    9,724,084    11,529,745
  Construction note payable........................    4,878,132     5,198,132
  Accounts payable--trade..........................    2,740,934     2,604,242
  Accrued property taxes...........................    2,764,535     2,463,128
  Security deposits................................      755,942       820,363
  Distributions payable............................           --     1,945,673
                                                    ------------  ------------
  Total liabilities................................   92,271,223    97,557,366
                                                    ------------  ------------
Minority interest in consolidated partnerships.....    2,104,775     2,745,791
Commitments and contingencies
Common shareholders' equity:
  Common shares of beneficial interest, no par
   value, 500,000,000 shares authorized; 9,525,289
   shares issued; 8,652,292 and 9,043,892 shares
   outstanding at December 31, 2000 and 1999,
   respectively....................................   87,281,424    87,233,173
  Accumulated deficit..............................  (15,493,672)   (8,517,310)
                                                    ------------  ------------
                                                      71,787,752    78,715,863
Less:
  Treasury shares, at cost, 872,997 and 470,997 at
   December 31, 2000 and 1999, respectively........   (5,568,484)   (3,238,227)
  Shareholder notes receivable.....................     (612,356)     (815,031)
                                                    ------------  ------------
    Total common shareholders' equity..............   65,606,912    74,662,605
                                                    ------------  ------------
    Total liabilities, minority interest, and
     common shareholders' equity................... $159,982,910  $174,965,762
                                                    ============  ============

                            See accompanying notes.

                 UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Years Ended December 31,
                                         -------------------------------------
                                            2000         1999         1998
                                         -----------  -----------  -----------
Revenues:
  Base rents...........................  $19,398,661  $19,572,159  $13,231,250
  Percentage rents.....................      137,851      315,400      322,633
  Lease termination fees...............      380,000           --           --
  Expense reimbursements...............    5,616,479    5,759,883    3,769,885
  Interest and other income............      378,968      348,113      426,402
                                         -----------  -----------  -----------
    Total revenues.....................   25,911,959   25,995,555   17,750,170
                                         -----------  -----------  -----------
Expenses:
  Property operating...................    2,889,505    2,852,058    1,854,467
  Property taxes.......................    3,971,406    3,681,844    2,485,915
  Property management fees.............      213,497      272,272      307,783
  General and administrative...........    1,716,955    1,621,654    1,016,508
  Advisory fees........................    1,160,477    1,207,189      794,043
  Litigation...........................      227,926           --           --
  Interest (including write-off of
   $2,240,652 in unamortized bridge
   financing costs in 1998)............    7,913,175    6,680,730    6,079,889
  Depreciation and amortization........    4,538,730    4,256,972    2,907,855
  Impairment loss......................    6,000,000           --           --
                                         -----------  -----------  -----------
    Total expenses.....................   28,631,671   20,572,719   15,446,460
Income (loss) before minority interest,
 gain on sale of real estate,
 extraordinary item and preferred share
 distribution requirements.............   (2,719,712)   5,422,836    2,303,710
Minority interest in losses (earnings)
 of consolidated partnerships..........       41,939     (145,977)    (126,111)
Gain on sale of real estate............    1,425,123           --           --
                                         -----------  -----------  -----------
Income (loss) before extraordinary item
 and preferred share distribution
 requirements..........................   (1,252,650)   5,276,859    2,177,599
Extraordinary item-prepayment penalties
 incurred on early extinguishment of
 debt..................................           --      (36,477)    (232,532)
                                         -----------  -----------  -----------
Net income (loss)......................   (l,252,650)   5,240,382    1,945,067
Preferred share distribution
 requirements..........................           --           --      (20,670)
                                         -----------  -----------  -----------
Net income (loss) available for common
 shareholders..........................  $(1,252,650) $ 5,240,382  $ 1,924,397
                                         ===========  ===========  ===========
Net income (loss) before extraordinary
 item and preferred share distribution
 requirement per common share..........  $     (0.14) $      0.56  $      0.28
Extraordinary item per common share....           --           --        (0.03)
Preferred share distribution
 requirement per common share..........           --           --           --
                                         -----------  -----------  -----------
Net income (loss) per common share
 (basic and diluted)...................  $     (0.14) $      0.56  $      0.25
                                         ===========  ===========  ===========
Weighted average shares outstanding....    8,919,312    9,433,883    7,702,709
                                         ===========  ===========  ===========

                            See accompanying notes.

                UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED
                    SHARES AND COMMON SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                  Preferred Shares of     Common Shares of
                  Beneficial Interest    Beneficial Interest                   Treasury Shares      Shareholder
                  --------------------  ---------------------  Accumulated   ---------------------     Notes
                  Number     Amount      Number     Amount       Deficit      Number     Amount     Receivable     Total
                  -------  -----------  --------- -----------  ------------  --------  -----------  ----------- -----------
Balance at
 December 31,
 1997...........   10,737  $ 1,068,226    914,889 $ 8,345,077  $ (1,490,484)       --  $        --          --  $ 7,922,819
Issuance of
 common shares
 of beneficial
 interest, net
 of offering
 costs of
 $7,189,750.....       --           --  8,600,000  78,810,250            --        --           --          --   78,810,250
Redeemable
 preferred
 shares of
 beneficial
 interest
 distributions,
 $9.00 per
 share..........       --           --         --          --       (20,670)       --           --          --      (20,670)
Preferred share
 retirement.....  (10,737)  (1,068,226)        --          --            --        --           --          --   (1,068,226)
Treasury share
 purchases......       --           --         --          --            --   (80,000)    (584,219)         --     (584,219)
Income before
 preferred share
 distribution
 requirements...       --           --         --          --     1,945,067        --           --          --    1,945,067
Distributions
 ($0.645 per
 share).........       --           --         --          --    (6,135,702)       --           --          --   (6,135,702)
                  -------  -----------  --------- -----------  ------------  --------  -----------   ---------  -----------
Balance at
 December 31,
 1998...........       --           --  9,514,889  87,155,327    (5,701,789)  (80,000)    (584,219)         --   80,869,319
Treasury share
 purchases......       --           --         --          --            --  (469,500)  (3,210,686)         --   (3,210,686)
Share grant.....       --           --         --          --            --     2,000       14,250          --       14,250
Stock options
 exercised......       --           --         --     220,103            --    81,503      594,928    (815,031)          --
Offering
 expenses.......       --           --         --    (142,257)           --        --           --          --     (142,257)
Share
 forfeiture.....       --           --         --          --            --    (5,000)     (52,500)         --      (52,500)
Distributions
 ($0.86 per
 share).........       --           --         --          --    (8,055,903)       --           --          --   (8,055,903)
Net income......       --           --         --          --     5,240,382        --           --          --    5,240,382
                  -------  -----------  --------- -----------  ------------  --------  -----------   ---------  -----------
Balance at
 December 31,
 1999...........       --           --  9,514,889  87,233,173    (8,517,310) (470,997)  (3,238,227)   (815,031)  74,662,605
Issuance of
 common shares
 of beneficial
 interest.......       --           --     10,400      55,180            --        --           --          --       55,180
Treasury share
 purchases......       --           --         --          --            --  (402,000)  (2,330,257)         --   (2,330,257)
Offering
 expenses.......       --           --         --      (6,929)           --        --           --          --       (6,929)
Shareholder note
 payments.......       --           --         --          --            --        --           --      39,669       39,669
Shareholder note
 forgiveness....       --           --         --          --            --        --           --     163,006      163,006
Distributions
 ($0.645 per
 share).........       --           --         --          --    (5,723,712)       --           --          --   (5,723,712)
Net income
 (loss).........       --           --         --          --    (1,252,650)       --           --          --   (1,252,650)
                  -------  -----------  --------- -----------  ------------  --------  -----------   ---------  -----------
Balance at
 December 31,
 2000...........       --  $        --  9,525,289 $87,281,424  $(15,493,672) (872,997) $(5,568,484)  $(612,356) $65,606,912
                  =======  ===========  ========= ===========  ============  ========  ===========   =========  ===========

                            See accompanying notes.

                 UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Years Ended December 31,
                                          -------------------------------------
                                             2000         1999         1998
                                          -----------  -----------  -----------
Cash flows from operating activities:
  Net income (loss).....................  $(1,252,650) $ 5,240,382  $ 1,945,067
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation.........................    4,353,932    4,143,685    2,812,320
   Amortization.........................      622,901      290,250      134,565
   Impairment loss......................    6,000,000           --           --
   Gain on sale of real estate..........   (1,425,123)          --           --
   Forgiveness of shareholder notes
    receivable..........................      163,006           --           --
   Extraordinary item...................           --       36,477      232,532
   Amortization of bridge financing
    costs...............................           --           --    2,240,652
   Minority interest in net (loss)
    earnings of consolidated
    partnerships........................      (41,939)     145,977      126,111
   Share forfeiture.....................           --      (52,500)          --
  Payment of common shares for
   services.............................           --       14,250           --
  (Increase) decrease in accounts
   receivable...........................       86,964      419,047   (1,935,374)
  Increase (decrease) in accounts
   payable-trade........................           92      (37,623)   1,208,212
  Changes in other operating assets and
   liabilities..........................   (2,777,880)    (178,084)    (554,193)
                                          -----------  -----------  -----------
   Net cash provided by operating
    activities..........................    5,729,303   10,021,861    6,209,892
                                          -----------  -----------  -----------
Cash flows from investing activities:
Purchase of and capital improvements to
 investment real estate.................   (4,787,081) (15,885,181) (59,654,366)
Proceeds from sale of real estate.......    5,247,370           --           --
Receipts from (fundings to) escrow
 deposits...............................     (200,000)     181,378    1,503,389
                                          -----------  -----------  -----------
   Net cash provided by (used in)
    investing activities................      260,289  (15,703,803) (58,150,977)
                                          -----------  -----------  -----------
Cash flows from financing activities:
  Proceeds from bridge financing........           --           --   53,689,913
  Payments on bridge financing..........           --           --  (53,689,913)
  Preferred share retirement............           --           --   (1,068,226)
  Proceeds from mortgage notes payable..    3,650,000           --           --
  Convertible note retirement...........           --           --     (212,400)
  Proceeds from short-term notes
   payable..............................    4,054,800   15,453,000    7,550,000
  Principal payments on mortgage notes
   payable..............................     (781,867)  (5,205,354) (16,931,241)
  Principal payments on short-term notes
   payable..............................   (3,963,000)          --   (3,275,000)
  Principal payments on capital lease
   obligations..........................   (1,727,461)     (92,509)          --
  Proceeds from (repayments of)
   construction note payable............     (320,000)   3,976,739    1,221,393
  Collections from shareholder notes
   receivable...........................       39,669           --           --
  Preferred share distribution..........           --           --      (20,670)
  Proceeds from public offering.........       55,180           --   86,000,000
  Offering costs........................       (6,929)    (142,257)  (7,189,750)
  Payment of prepayment penalties.......           --      (36,477)    (232,532)
  Payment of bridge financing costs.....           --           --   (2,240,652)
  Payment of distributions..............   (7,669,385)  (8,155,932)  (4,090,000)
  Purchase of treasury shares...........     (326,100)  (3,210,686)    (584,219)
  Purchase of minority interest.........     (130,665)          --           --
  Distributions to holders of minority
   interests............................     (233,284)    (225,470)  (1,697,883)
  Payment of loan acquisition costs.....     (140,774)    (357,416)    (147,789)
                                          -----------  -----------  -----------
   Net cash provided by (used in)
    financing activities................   (7,499,816)   2,003,638   57,081,031
                                          -----------  -----------  -----------
Increase (decrease) in cash and cash
 equivalents............................   (1,510,224)  (3,678,304)   5,139,946
Cash and cash equivalents at beginning
 of year................................    1,807,791    5,486,095      346,149
                                          -----------  -----------  -----------
Cash and cash equivalents at end of
 year...................................  $   297,567  $ 1,807,791  $ 5,486,095
                                          ===========  ===========  ===========

                            See accompanying notes.

                UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

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

   When assets are sold, their costs and related accumulated depreciation are removed from the accounts, with the resulting gains or losses reflected in operations for the period.

   Recoverability of an investment in a particular shopping center is evaluated when events or circumstances indicate a possible inability to recover its carrying amount. Recoverability is determined on a property-by-property basis utilizing the undiscounted cash flow method. If undiscounted cash flows would be insufficient to recover the carrying amount of the real estate, the real estate is reduced to fair value. Assets held for sale are recorded at the lower of cost or fair value, less anticipated selling costs. During 2000, the Company recognized a $6,000,000 loss on impairment related to one of its properties.

                UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

Intangibles

   Deferred leasing costs at December 31, 2000 and 1999 were $673,667, net of amortization of $260,274, and $518,154, net of amortization of $229,356, respectively. Deferred leasing costs are amortized over the life of the respective lease.

   Deferred financing costs at December 31, 2000 and 1999 were $442,578, net of amortization of $626,095 and $739,909, net of amortization of $200,068 respectively. Deferred financing costs are amortized over the life of the respective mortgage note or line of credit.

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

Concentration of Risk

   The Company's primary business activity is investing in income-producing real property. The Company's retail shopping center properties are located in Austin, Dallas, Houston and San Antonio, Texas; Lenoir City and Athens, Tennessee; Phoenix and Yuma, Arizona; and Tampa and Pembroke Pines, Florida. During 2000, revenues were comprised of 66.5% in Texas, 11.6% in Florida, 13.9% in Arizona, and 3.0% in Tennessee.

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

Recent Accounting Pronouncements

   SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, provides that all derivative instruments be recognized as either assets or liabilities depending on the rights or obligations under the contract and that all derivative instruments be measured at fair value. The Company is required to adopt SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 will not have an immediate impact on the Company since the Company does not presently invest in derivative instruments.

2. INVESTMENT REAL ESTATE

   At December 31, 2000, the Company owned controlling interest in 25 shopping center properties containing approximately 3,049,000 square feet of gross leaseable area ("GLA"), of which the Company owned approximately 2,253,000 square feet of GLA. In addition, the Company owns a non-controlling 50% interest in a limited partnership that owns one property.

                UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

   Of the Company's 25 operating properties, 21 are 100% owned by the Company either directly or through single purpose, wholly-owned subsidiaries. Two of the properties (with an aggregate carrying value of $9,639,654) are owned through limited partnerships in which the Company holds at least 96% of the partnership interests. Two of the properties are owned pursuant to capital lease arrangements that have transferred virtually all risks and rewards of ownership to the Company.

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

   At December 31, 1999, five properties were identified which the Company believed no longer had investment characteristics consistent with the Company's objectives. Three properties were sold during 2000. On May 31, 2000, the 29,000 square foot Autobahn Center in San Antonio, Texas was sold resulting in a gain on sale of approximately $718,000 and on December 1, 2000, the Company sold the El Campo Shopping Center in El Campo, Texas for an amount that resulted in a gain on sale of approximately $464,000.

   The Company completed the sale of its University Park Shopping Center ("UPSC") on September 29, 2000 by exchanging the center (and $130,000 in cash) for common shares of UIRT and operating partnership units convertible into UIRT common shares, the assumption of debt, and cash. UPSC, located in College Station, Texas, included approximately 92,000 square feet of GLA, of which 80,500 square feet is leased to Albertson's through 2023, and an adjacent 1.3 acre vacant lot. As of the closing date, the Company's carrying value of UPSC approximated $6,500,000, and the mortgage loan balance, which the purchaser assumed, was approximately $4,548,000.

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

   The transaction resulted in a potential gain on sale of approximately $323,000. The Company deferred $200,000 of this potential gain and deposited $200,000 cash into an escrow account pending the execution of a ground lease for a portion of the property. Should the prospective lessee execute the lease, the escrowed amount will be released to the Company and the deferred gain recognized.

   Prior to closing, the Company, its trust managers and executive officers and the purchaser of UPSC were served with a lawsuit that, among other things attempted to enjoin the Company and the purchaser from completing the transaction (see Note 16--Litigation). The plaintiff also filed a Lis Pendens, which effectively notifies any person examining title records that the property is the subject of a lawsuit. As part of the terms of the sale, the Company has agreed with the purchaser to use its best efforts to defend the lawsuit and to remove the Lis Pendens.

   As of the quarter ended June 30, 2000, management determined that certain conditions and events at one of the Company's properties indicated that estimated future cash flows will not be sufficient to allow the Company to recover its carrying amount. This impairment of value was a result of several market factors that had recently developed.

                UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

   Several large tenants had vacated, or had given notice of intent to vacate in the near future. The occupancy of the center had declined to approximately 63%, and is expected to decline further as leases expire. A newly developed competing shopping center had recently opened within the same market area. Certain tenants that previously occupied space in the Company's center have relocated to the new center. One such tenant has relocated despite the fact that it is obligated to continue paying rent to the Company for several years.

   In order to compete effectively for tenants that will pay acceptable rental rates, the Company would be required to incur substantial costs to redevelop the center or subdivide and build out existing space. Moreover, there is no assurance that the market demand will support such newly redeveloped or rehabilitated space at profitable rental rates. Because of the size and layout of the center, the costs necessary to prepare the center for new tenants, and the effect on potential rental rates of the newly opened competing center, management determined that the future cash flows from operating the shopping center will be less than its carrying value.

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

                                                       Year Ended
                                         --------------------------------------
                                         December 31, December 31, December 31,
                                             2000         1999         1998
                                         ------------ ------------ ------------
Property revenues (including $380,000
 lease termination
 fee and $75,000 rent settlement in
 2000)..................................  $2,617,900   $2,601,198   $2,278,056
                                          ----------   ----------   ----------
Property operating expenses.............     861,328      767,813      578,894
Advisory fees...........................     114,177      122,216      115,543
Interest expense........................   1,099,015    1,111,673      864,384
Depreciation............................     354,853      441,755      334,664
Amortization............................      27,685       16,885        7,778
                                          ----------   ----------   ----------
  Subtotal..............................   2,457,058    2,460,342    1,901,263
                                          ----------   ----------   ----------
Operating income from impaired
 property...............................  $  160,842   $  140,856   $  376,793
                                          ==========   ==========   ==========

3. DEBT

Capital Lease Obligations

   Property under capital leases, consisting of two shopping centers, aggregated $13.8 million at December 31, 2000 (three shopping centers and $19.1 million at December 31, 1999) and is included in buildings and improvements. Depreciation of the property under capital leases is combined with depreciation of owned properties in the accompanying financial statements. Future minimum lease payments under these capital leases for each of the next five years ending December 31 and thereafter are as follows:

      2001.......................................................... $   821,055
      2002..........................................................     821,055
      2003..........................................................     821,055
      2004..........................................................     821,055
      2005..........................................................     821,055
      Thereafter....................................................  10,492,832
                                                                     -----------
                                                                     $14,598,107
                                                                     ===========

   The amount of these total payments representing interest is approximately $4.9 million.

                UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

Mortgage Notes Payable

   The Company's mortgage notes payable consist of fixed-rate debt of $48,362,796 and $50,043,083 at December 31, 2000 and 1999, respectively. As of
December 31, 2000, the interest rates range from 7.50% to 9.25% with payments of principal and interest due monthly. The notes mature at various times through 2010. The notes are collateralized by first lien mortgages on properties with an aggregate carrying value of approximately $65,547,608, net of $3,766,300 of accumulated depreciation.

   Aggregate annual maturities of fixed rate mortgage notes payable for each of the next five years ending December 31 and thereafter are as follows:

      2001.......................................................... $   719,938
      2002..........................................................   3,025,949
      2003..........................................................     844,212
      2004..........................................................     917,545
      2005..........................................................  10,185,889
      Thereafter....................................................  32,669,263
                                                                     -----------
                                                                     $48,362,796
                                                                     ===========

Construction Note Payable

   The Company has a construction note collateralized by the Lake St. Charles Shopping Center, which was substantially completed in 1999. The note has a balance at December 31, 2000 of $4,878,132, requires monthly interest payments at 175 points over LIBOR and is due June 15, 2001. The note is also collateralized by the $1,264,000 letter of credit described in the Letter of Credit section below.

Property Financing Transaction

   The Company received $1,450,000 as sales proceeds in return for an approximately 35% interest in a property. Because the sales agreement provides that the purchaser may require the Company, upon 90 days notice, to reacquire the property, the transaction was accounted for as a financing and the $1,450,000 in proceeds is included in short-term notes and line of credit. The Company is obligated to distribute, on a monthly basis, the purchaser's pro rata portion of the property's operating income or 10% per annum of the $1,450,000 proceeds, whichever is higher.

Revolving Credit Agreement

   The Company has a credit agreement with a bank under which it had borrowed approximately $21,600,000 as of December 31, 2000. Borrowings under the agreement are collateralized by first lien mortgages on six of the Company's shopping centers and accrue interest (payable monthly) at 155 basis points over LIBOR. The agreement had a scheduled expiration of January 31, 2001.

   Subsequent to December 31, 2000, the lender agreed to extend the maturity of the agreement to July 31, 2001, at which time all advances will be due unless the agreement is further extended. As part of the modification to extend the maturity to July 31, 2001, the interest rate was increased to 175 basis points over LIBOR and collateral release prices were increased to 100% (with certain minimums) of the proceeds of any sale or refinancing of the collateral properties. In addition, the Company agreed to reduce the advances by 50% of any sale or refinancing proceeds from certain other non-collateral shopping centers, and obtain the lender's approval before increasing its borrowings from any source.

   Management intends to continue to reduce the outstanding advances with proceeds from possible property sales. The Company sold its Twin Lakes Shopping Center in February 2001 and used $1,300,000 in proceeds to reduce the advances. Management is also exploring alternative lending sources.

   Management believes that, if the borrowings have not been repaid by July 31, 2001, it will be able to negotiate a further extension with the bank. However, should such an extension not be possible or desirable, management believes that the Company has sufficient borrowing capacity and collateral value to refinance the bank borrowings through other lenders.

                UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

Letters of Credit and Contingent Obligations

   The Company issued an irrevocable letter of credit under the revolving credit facility in the approximate amount of $1,686,000 as collateral for a bank loan, the proceeds of which were used for the development of the Lake St. Charles neighborhood shopping center in Tampa, Florida. The property was completed during 1999 and the Company acquired 100% of the interest in the limited liability company which owns the property. The letter of credit amount was reduced to approximately $1,264,000 and expires June 15, 2001.

   In conjunction with the acquisitions in 1998 of three shopping centers, the Company is obligated to purchase approximately 6,016 square feet of additional retail shop space for an aggregate price equal to approximately $361,000 if the seller obtains acknowledgement from a State agency that certain environmental contamination at these centers has been remediated. As of December 31, 2000, the Company has been notified by the seller's engineering consultants that the contamination has been remediated and that the State agency is reviewing the engineering reports.

   The Company has guaranteed $2,155,000 of a $5,200,000 loan from a bank to a partnership in which the Company owns a 50% non-controlling interest. The loan is collateralized by a first lien mortgage on a newly developed 60,000 square foot shopping center. Upon three months of fully occupied operations (anticipated by June 2001), the Company's guaranty will be released.

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

4. SHARES OF BENEFICIAL INTEREST

Redeemable Preferred Shares of Beneficial Interest

   In 1995, the Company authorized 20,000, $100 par value, 9% redeemable preferred shares of beneficial interest ("preferred shares") and issued 5,750 preferred shares at par value and 4,987 shares through conversion from the 9% redeemable convertible subordinated notes. Distributions on the preferred shares were cumulative from date of issuance and payable on a quarterly basis.

   The Company purchased and redeemed 100% of the preferred shares outstanding at a redemption price equal to par value plus a 3% premium in March 1998 with proceeds from the IPO.

Common Shares of Beneficial Interest

   In 2000, the Company issued 10,400 common shares in connection with the dividend reinvestment plan. An additional 64,600 shares were repurchased by the Company pursuant to its share repurchase plan. In addition, along with 43,555 operating partnership units convertible into UIRT common shares, the assumption of debt, and cash, 337,400 common shares were received in exchange for the University Park Shopping Center (see Note 2).

                UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

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

                                                     Year ended December 31,
                                                  -----------------------------
                                                    2000      1999      1998
Weighted Average Shares                           --------- --------- ---------
Basic EPS........................................ 8,919,312 9,433,883 7,702,709
Effect of dilutive securities:
Employee share options...........................        --        --        --
                                                  --------- --------- ---------
Diluted EPS...................................... 8,919,312 9,433,883 7,702,709
                                                  ========= ========= =========
Distributions per share declared................. $   0.645 $    0.86 $   0.645
                                                  ========= ========= =========

6. MINORITY INTEREST

   In connection with certain properties acquired, the Company has issued downREIT partnership units to third party owners in addition to assuming the existing mortgage debt on the shopping centers and making cash payments to the sellers. Holders of the partnership units are paid a distribution equivalent to distributions paid on the Company's common shares, and may convert their partnership units to REIT shares after one year. All partnership units, totaling 238,594 at December 31, 2000, are currently convertible.

   The initial value of the units and subsequent income allocated and distributions paid to the minority partners are reflected in minority interest in consolidated partnerships.

   As previously described in Note 3, 43,555 convertible downREIT partnership units were redeemed on September 29, 2000 along with other consideration, in exchange for the University Park Center.

7. REAL ESTATE VENTURE

   In November 1999, the Company entered into a joint venture with affiliates of the Stuart S. Golding Company ("Golding") to develop grocery-anchored shopping centers in the central Florida area. The Company accounts for this investment using the equity method of accounting. During 1999 and 2000, a partnership formed pursuant to the joint venture arrangement developed the Shops at FishHawk, a 60,000 square foot grocery-anchored shopping center in a Tampa, Florida suburb. The anchor tenant took possession of its leased space in November 2000 and the remaining leaseable area was occupied subsequent to December 31, 2000.

8. FEDERAL INCOME TAXES

   The Company operates in such a manner so as to qualify as a "real estate investment trust" under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations promulgated thereunder. Under those Sections, the Company will not be taxed on that portion of its income distributed to shareholders so long as at least 90 percent of the Company's otherwise taxable income is distributed to shareholders each year and other requirements of a qualified real estate investment trust are met. Management believes the Company has satisfied the income distribution and other requirements through the year ended December 31, 2000 and believes all other requirements of a qualified real estate investment trust have been met.

                UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

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

   The tax status of per-share distributions paid relating to common shares of beneficial interest attributable to the years presented is as follows:

                                                              2000  1999  1998
                                                              ----- ----- -----
      Ordinary income........................................ $0.37 $0.70 $0.19
                                                              ===== ===== =====
      Return of capital...................................... $0.22 $0.16 $0.24
                                                              ===== ===== =====
      Long Term Capital Gain................................. $0.06 $0.00 $0.00
                                                              ===== ===== =====
      Long Term Section 1250 Gain............................ $0.21 $0.00 $0.00
                                                              ===== ===== =====

9. PROPERTY OPERATING EXPENSES

   The Company classifies as property operating expenses those direct expenses that are specifically identifiable with particular properties. Certain other expenses incurred by the Company that are necessary for the operations of the Company, but that are not specifically identifiable with particular properties, are classified as general and administrative expenses. These other expenses (see note 10 below) include the salaries, benefits and travel expenses of leasing, property management and certain accounting personnel.

   Property operating expenses include the following:

                                                        Year Ended
                                          --------------------------------------
                                          December 31, December 31, December 31,
                                              2000         1999         1998
                                          ------------ ------------ ------------
Repairs and maintenance..................  $  587,900   $  569,997   $  474,601
Utilities................................     697,079      603,785      328,766
Landscaping..............................     372,668      326,120      206,586
Waste disposal...........................     190,759      170,914       90,162
Insurance................................     365,085      362,283      275,110
Ground lease.............................     135,472      133,705      134,329
Bad debt expense.........................     187,740      398,728      108,075
Other....................................     352,802      286,526      236,838
                                           ----------   ----------   ----------
    Total................................  $2,889,505   $2,852,058   $1,854,467
                                           ==========   ==========   ==========

10. GENERAL AND ADMINISTRATIVE EXPENSES

   General and administrative expenses include the following:

                                                        Year Ended
                                          --------------------------------------
                                          December 31, December 31, December 31,
                                              2000         1999         1998
                                          ------------ ------------ ------------
Salaries and benefits....................  $  716,812   $  701,590   $  299,385
Professional fees........................     461,120      348,021      264,272
Rent and office administration...........     122,663      120,799           --
Travel and entertainment.................      81,903      137,879       61,498
Other....................................     334,457      313,365      391,353
                                           ----------   ----------   ----------
    Total................................  $1,716,955   $1,621,654   $1,016,508
                                           ==========   ==========   ==========

                UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

11. COMMITMENTS

Tenant Leases

   The Company is the lessor of commercial retail space generally under operating leases which provide for minimum base rentals plus contingent rentals based upon a percentage of gross receipts. Most leases also provide that the tenant must pay as additional rent a pro rata share of real property taxes, insurance and common area maintenance.

   The future minimum base rents for the operating leases in existence at December 31, 2000, are as follows:

      2001......................................................... $ 16,623,361
      2002.........................................................   14,053,965
      2003.........................................................   11,016,706
      2004.........................................................    8,374,443
      2005.........................................................    6,437,770
      Thereafter...................................................   33,803,153
                                                                    ------------
                                                                     $90,309,398
                                                                    ============

Ground Lease

   The Company has a 40-year ground lease for Park Northern Shopping Center with an unrelated third party. Rent of $8,333 plus 5% of total gross revenues is payable monthly through the year 2035. The Company has an option to extend this lease for four consecutive periods of ten years each. Future minimum lease payments are as follows:

      Years                                                             Amount
      -----                                                           ----------
      2001........................................................... $  100,000
      2002...........................................................    100,000
      2003...........................................................    100,000
      2004...........................................................    100,000
      2005 through 2035..............................................  3,100,000
                                                                      ----------
                                                                      $3,500,000
                                                                      ==========

   Ground rental expense included in the statement of operations was $135,472, $133,705 and $134,329 in 2000, 1999 and 1998, respectively.

12. ADVISORY AGREEMENT AND RELATED PARTY TRANSACTIONS

   The Company is managed for a fee, pursuant to an agreement (the "Advisory Agreement") by FCA Corp., the Investment Manager. The Company's Chairman of the Board of Trust Managers is also the principal shareholder and Chief Executive Officer of FCA Corp. From January 1, 1998 through June 30, 1999, the advisory fee was 6.8% of adjusted funds from operations ("AFFO"). Effective July 1, 1999, the rate was reduced to 6.5% of AFFO. AFFO is defined in the Advisory Agreement as net income excluding gains or losses from debt restructuring and property sales plus real estate related depreciation and amortization and provisions for potential losses, including impairment losses, related to depreciable operating property, as adjusted by adding back interest expense and the advisory fee.

   In the years ended December 31, 2000, 1999 and 1998, the Company incurred advisory fee expense of $1,160,477, $1,207,189 and $794,043, respectively. Included in these amounts were $66,000, $66,000 and $0,

                UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES respectively, of loan forgiveness expense as described in Note 15. In addition to the advisory fee, the Company reimburses the Investment Manager for the salaries, benefits, and occupancy costs of certain employees who perform property management, leasing, accounting, and other operational duties for the Company. The amounts of these reimbursements were approximately $742,000, $710,000, and $279,000 in 2000, 1999, and 1998, respectively.

   As a result of a shareholder derivative lawsuit filed in August 2000, the Board established a Special Litigation Committee (the "SLC") to investigate, among other matters, whether the reimbursement of such salaries, benefits, and other costs was in accordance with the terms of the Advisory Agreement (see
Note 16). On March 22, 2001, the SLC delivered its report regarding the claims asserted in the lawsuit wherein the SLC concluded that the Investment Manager may have charged the Company for the salaries, benefits, and other costs of employees that, in accordance with the terms of the Advisory Agreement, should have been borne by the Investment Manager.

   The Company has not yet determined the aggregate amount of such excess charges, if any, the periods during which they occurred, or whether there may be any offsetting amounts due to expenses that the Investment Manager should have charged to the Company but did not.

   Total fees paid to independent trust managers were $101,083, $38,000 and $44,433 in 2000, 1999 and 1998, respectively.

13. SUPPLEMENTAL CASH FLOW INFORMATION

   The following supplemental information is related to the statement of cash flows:

                                                 2000       1999       1998
                                              ---------- ---------- -----------
Assumption of mortgage notes payable for
 acquisition of investment real estate......          --         -- $57,167,233
Minority interest granted in exchange for
 investment real estate contributed.........          --         --   2,794,440
Net liabilities assumed in acquisition of
 investment real estate.....................          -- $  102,001   1,372,396
Distribution declared but not paid..........          --  1,945,673   2,045,702
Capital lease obligation on real estate
 acquired...................................          --  1,708,200          --
Receivable from land sale...................          --    562,500          --
Environmental remediation liability on real
 estate acquired............................          --    272,500          --
Shareholder notes receivable upon exercise
 of stock options...........................          --    815,031          --
Reduction of capital lease obligation.......  $   78,200         --          --
Sale of property in exchange for treasury
 shares, minority interest partnership units
 and assumption of mortgage note payable:
  Treasury shares received..................   2,004,156         --          --
  Minority interest partnership units
   received.................................     235,128         --          --
  Mortgage note payable assumed.............   4,548,420         --          --
                                              ---------- ---------- -----------
Total non-cash consideration for property...  $6,787,704         --          --

Cash paid for interest, net of $130,390,
 $34,263 and $23,000 of capitalized interest
 in 2000, 1999 and 1998 respectively, and
 including $2,240,652 in bridge financing
 costs written off in 1998..................  $7,359,122 $6,556,717 $ 6,079,889

                UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

14. ENVIRONMENTAL ISSUES

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

   The Company is aware that a dry cleaning company tenant in one of the Florida shopping centers had allowed hazardous substances to contaminate a portion of the Company's property prior to the time the Company acquired the property. The tenant is currently enrolled in the State of Florida Department of Environmental Protection ("FDEP") Drycleaning Solvent Cleanup Program which provides assessment and cleanup funds for dry cleaning facilities. The Company has recently submitted to the FDEP an engineering report prepared by a third party estimating clean up costs that range from $250,000 to $1.3 million. There is no assurance, however, that the FDEP Program will have funds available at the time the property is selected for clean up. The Company believes that the actual cost of clean up will be well below the maximum estimate and has purchased an insurance policy that limits the Company's exposure to approximately $300,000. At December 31, 2000, the Company has escrowed $300,000 related to this remediation, which is held by the servicing agent for the lender.

15. STOCK OPTION PLAN

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

   With respect to options that became exercisable on January 1, 1999, the Board of Trust Managers elected to forgive 80% of the borrowed amount. The loan will be forgiven in equal installments over a four-year period, at the rate of 20% per year, conditioned upon continued employment by the Company or the Investment Manager. Included in general and administrative expenses for each of 2000 and 1999 is approximately $97,000, which represents the accrual of such loan forgiveness with respect to loans made to the Company's officers and employees. Included in advisory fees for each of 2000 and 1999 is $66,000, which represents the accrual of such loan forgiveness with respect to loans made to the Investment Manager.

   The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its Plan. Opinion No. 25 measures compensation cost using the intrinsic value based method of accounting. Under this method, compensation cost is the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Accordingly, the Company recognized no compensation expense related to the issuance of these options.

                UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

   If the Company had measured compensation cost using the fair value method prescribed in SFAS 123, "Accounting for Stock-Based Compensation", the impact on the Company's consolidated net income and earnings per share would have been less than 3% in each of 2000, 1999, and 1998. The fair value of each option was estimated at the date of grant using the Black-Scholes calculation with the following assumptions:

      Risk-free interest rate........................................ 5.36-5.57%
      Dividend yield.................................................       8.6%
      Weighted average option life................................... 5-6 years
      Volatility.....................................................     0.189

   The following table summarizes the stock option activity for the periods presented:

                                                                    Weighted
                                            Options    Options      Average
                                            Granted  Exercisable Exercise Price
                                            -------  ----------- --------------
Options granted in connection with IPO..... 334,000     81,500       $10.00
                                            -------    -------       ------
Options outstanding at December 31, 1998... 334,000         --       $10.00
Options granted during 1999................   8,000      8,000       $ 6.75
Options exercised.......................... (81,500)        --       $10.00
Options forfeited.......................... (12,000)        --       $ 6.75
                                            -------    -------       ------
Options outstanding at December 31, 1999... 248,500      4,000       $ 9.95
Options granted during 2000................  12,000     12,000       $ 5.07
Options forfeited..........................  (6,719)        --         9.00
                                            -------    -------       ------
Options outstanding at December 31, 2000... 253,781    101,500       $ 9.84
                                            =======    =======       ======

   On January 1, 2001 an additional 81,500 options out of the 334,000 IPO options became exercisable. The Company has committed to make loans representing 100% of the exercise price of such options ($10.00 per share) but has elected not to extend the annual forgiveness provisions to any such loans.

   In addition, each non-employee Trust Manager is entitled to receive options to acquire 2,000 common shares on the date he or she becomes a Trust Manager and on each anniversary date of such Trust Manager becoming a Trust Manager. These options are exercisable upon grant at an exercise price equal to the fair market value of the underlying common shares on the date of grant and expire after four years.

16. LITIGATION

   The Company is a nominal defendant in a shareholder derivative action (the "Lawsuit") brought by Southwest Securities, Inc. ("Southwest"), which is pending in the District Court of Dallas County, Texas (the "Court"). The Lawsuit was originally filed on August 14, 2000, seeking an injunction to prevent the sale by UIRT of one of its properties, the University Park Shopping Center ("UPSC"), to UIRT Investors, L.P. ("Investors"), an entity representing a group of shareholders of UIRT. Southwest named as defendants in the Lawsuit: FCA Corp. ("FCA"), which serves as the Company's Investment Manager pursuant to the Advisory Agreement; all of the then-members of UIRT's Board of Trust Managers; certain UIRT officers; the UIRT subsidiary that owned University Park; and Investors and two affiliated entities.

   Upon filing the Lawsuit, Southwest obtained a temporary restraining order to prevent the sale of University Park. Thereafter, on August 28, 2000, a temporary injunction hearing was held in the Dallas District Court. Following this hearing, the Court denied the requested temporary injunction, and the sale of University Park closed on September 29, 2000.

                UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

   On September 27, 2000, Southwest amended its petition to additionally allege that the Investment Manager has charged excessive fees for its services to the Company, has charged the Company for salaries and other expenses that should have been paid by the Investment Manager, and that the Investment Manager and the officers and certain trust managers of UIRT have mismanaged the Company's assets. Southwest seeks recission of the Advisory Agreement and the sale of UPSC, a declaration that the Advisory Agreement and sale of UPSC are void, an accounting, a constructive trust, inspection of the Company's books and records, injunctive relief or, alternatively, unspecified compensatory damages alleged to be not less than $10,000,000 and punitive damages in an amount not less than $20,000,000, attorneys' fees and costs.

   On December 12, 2000, three new members were named to the Company's Board of Trust Managers ("Board"). Thereafter, these three new Board members were appointed to serve as a special litigation committee (the "SLC") to investigate the allegations made by Southwest in the Lawsuit. The SLC has retained independent counsel to assist it in this investigation, and counsel has retained an economic consulting firm to serve as consultants to the SLC's counsel.

   On December 8, 2000, the Court stayed further proceedings in the Lawsuit for 60 days to allow the SLC to complete its investigation, which stay was subsequently extended to March 21, 2001. On February 19, 2001, between the expiration of the original stay and the extension granted by the Court, Southwest filed its Plaintiff's Second Amended Petition and Application for Permanent Injunction ("Petition").

   Pursuant to the Texas Business Corporation Act, the SLC is composed of three "independent" and "disinterested" Trust Managers, who have been charged with determining whether the continuation of the Lawsuit is "in the best interests" of the Company's shareholders. The SLC must make this determination "in good faith, after conducting a reasonable inquiry and based on the factors [the SLC] deems appropriate under the circumstances." Accordingly, the SLC has attempted, in general terms, to consider (1) the potential benefits and costs associated with pursuing the claims in the Lawsuit, and (2) the available alternative to litigation, including internal corrective action.

   Based on its investigation and analysis, the SLC has determined that continuation of the Lawsuit is not in the best interests of the Company's shareholders. The SLC has concluded that, under the applicable legal standards, a finding of liability on the part of any of the defendants is very unlikely. Indeed, in the case of several of the defendants, the SLC has not found evidence of even slight culpability.

   The SLC concluded that the Investment Manager may have charged the Company for the salaries, benefits, and other costs of employees that, in accordance with the Advisory Agreement, should have been borne by the Investment Manager. The Company has not yet determined the aggregate amount of such excess charges, the periods during which they occurred, or whether there may be any offsetting amounts due to expenses that the Investment Manager should have charged to the Company but did not.

   The SLC believes that the amount of any potential recovery does not appear to justify the substantial costs of litigation (especially given our obligation to indemnify a number of the defendants) or the disruption of the Company's business activities. This is particularly true in light of the fact that the Company's Board has recently instructed its financial advisor, First Union Securities, Inc. to explore a possible sale of UIRT or its assets. In the event a sale of UIRT or its assets is not consummated, the SLC believes that any deficiencies in the procedures by which the Company's corporate affairs have been handled in the past can be readily remedied by the current Board.

   Accordingly, the Company has filed a motion with the Court to dismiss the Lawsuit. Southwest has the right to limited discovery with respect to the SLC's investigation, but management believes it is likely that the Court will grant the motion and dismiss the Lawsuit.

                UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

   On March 21, 2001, Southwest filed a separate lawsuit against the Company in the District Court of Harris County, Texas. In this suit, Southwest seeks from the Court: (a) a declaration that a certain provision of the Company's bylaws is invalid; (b) an injunction to keep the Company from electing trust managers using the standards set forth in the bylaws and to compel the Company to reform the bylaws to include one uniform vote requirement as to all trust manager nominees; and (c) an order to compel the Company to provide certain information about our shareholders.

   At a temporary injunction hearing held on March 26, 2001, the Court denied Southwest's requests for declaration and injunction. Prior to the hearing, the Company reached agreement with Southwest concerning the shareholder information. Management believes this suit is without merit and is part of Southwest's plans to submit its own nominees for election as trust managers at the Company's annual shareholders meeting. Southwest has disclosed such plans in filings with the Securities and Exchange Commission.

   In April 2000, the Company's former President and Chief Executive Officer filed a lawsuit against UIRT, the Investment Manager, and the Company's Chairman and Chief Executive Officer, who is also the Investment Manager's Chief Executive Officer. The former executive is seeking an unspecified severance compensation package. It is management's position that the Investment Manager was the employer of the former executive, and that the Company had no employment relationship with him. The Investment Manager has indemnified the Company against the costs of defending this lawsuit and any judgements. Management believes the suit against us to be without merit and intends to vigorously defend against these allegations, and has not recorded any loss provision with respect thereto.

   In June 2000, an individual who claims to be a client of the Investment Manager's individual financial planning business amended a lawsuit originally filed in July 1999 to include UIRT as a defendant. The original petition alleged that the Investment Manager and one of its financial planning employees breached certain duties in the management of the plaintiff's financial affairs. The amended petition also alleges that UIRT is legally responsible for the acts of the Investment Manager and its financial planning employee because they allegedly all operate as a single business enterprise. The plaintiff seeks unspecified monetary damages, attorney fees and costs. The Investment Manager has indemnified the Company against the costs of defending this lawsuit and any judgements. Management believes the suit against the Company to be without merit and intends to vigorously defend against these allegations, and has not recorded any loss provision with respect thereto.

   The Company is a party to other legal proceedings that arise in the normal course of business, which matters are generally covered by insurance. The resolution of these matters cannot be predicted with certainty. However, in the opinion of management, based upon currently available information, any liabilities under such proceedings, either individually or in the aggregate, will not have a materially adverse affect on the consolidated financial statements taken as a whole.

17. SUBSEQUENT EVENTS

   Subsequent to December 31, 2000, the Company's Board announced that it had hired First Union Securities, Inc. ("FUSI") as financial advisor and based on FUSI's initial recommendations, instructed FUSI to immediately begin exploring a possible sale of the Company or substantially all of its assets. There is no assurance that a sale of the Company or substantially all of its assets will occur, or that if such a sale occurs, the sales price will be in excess of the aggregate book value of the Company's assets.

   The Company also established a shareholder rights plan designed to assure that all of the Company's shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against abusive tactics to gain control of the Company without paying all of the Company's shareholders a premium for that control.

                UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

   As discussed at Note 16, the Special Litigation Committee completed its investigation into the allegations of a certain shareholder derivative lawsuit.

   In February 2001, the Company sold the Twin Lakes Shopping Center for approximately $1,300,000 cash and a first lien mortgage note in the amount of $1,525,000. Proceeds were used to repay amounts under the credit facility.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

   Summarized quarterly financial data is as follows (in thousands, except per share amounts):

                                                 First  Second   Third  Fourth
                                                 ------ -------  ------ ------
   2000:
     Revenues................................... $6,439 $ 6,709  $6,291 $6,473
     Net income available to common
      shareholders.............................. $  984 $(4,236) $  886 $1,113
     Net income per common share--basic and
      diluted................................... $ 0.11 $ (0.47) $ 0.10 $ 0.13

   1999:
     Revenues................................... $6,353 $ 6,299  $6,603 $6,741
     Net income available to common
      shareholders.............................. $1,384 $ 1,318  $1,288 $1,250
     Net income per common share--basic and
      diluted................................... $ 0.15 $  0.14  $ 0.14 $ 0.14

   During the second quarter (ended June 30) of 2000, the Company recognized an impairment loss of $6,000,000 (see Note 2).

   Quarterly earnings per share do not sum to the annual earnings per share amounts due to the effects of the timing of stock repurchases and fluctuations in average price during the periods.

                 UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            As of December 31, 2000

                Description                                    Initial Cost
- -------------------------------------------              ------------------------      Cost
                                                                      Buildings    Capitalized
                                                                         and        Subsequent
Property                      Location      Encumbrances    Land     Improvements to Acquisition
- --------                 ------------------ ------------ ----------- ------------ --------------
Shopping centers:
 Albertson's Bissonnet
  (1)................... Houston, TX        $        --  $   588,160 $  1,372,374   $  322,972
 Albertson's Spring
  Shadows (1)........... Houston, TX                 --    1,574,772    3,674,467     (121,046)
 Arlington.............. Arlington, TX        3,232,602    1,506,595    3,474,887      109,006
 Bandera (1)............ San Antonio, TX             --    2,350,000    8,759,593      375,564
 Benchmark.............. Houston, TX          3,527,025    1,680,174    3,920,406        9,017
 Big Curve.............. Yuma, AZ             5,746,177    2,657,118    6,249,350       43,932
 Centennial............. Austin, TX           1,450,000    1,400,000    3,527,909      506,697
 Colony Plaza........... Sugar Land, TX       3,117,856    1,258,510    2,936,522       47,363
 Garland................ Garland, TX          1,777,931      851,265    1,980,784       10,409
 Hedwig................. Houston, TX                 --    1,710,334    4,940,936      108,648
 Highland Square........ Sugar Land, TX       4,282,527    2,305,673    5,379,903      135,357
 Hurst.................. Hurst, TX            1,868,444    1,020,768    2,366,794      155,156
 Lake St. Charles....... Tampa, FL            4,878,132    1,432,818    3,560,569     (246,639)
 Market at First
  Colony (1)............ Houston, TX                 --    4,620,502    8,260,308      667,600
 Mason Park (1)......... Houston, TX                 --    4,560,164   10,640,382      112,606
 McMinn I............... Athens, TN                  --      513,912    2,170,052    3,316,331
 Park Northern.......... Phoenix, AZ          2,535,932           --    4,410,691      240,243
 Plano.................. Plano, TX            6,417,896    2,658,183    6,191,076       50,364
 Richardson............. Richardson, TX       3,306,188    1,475,441    3,353,961       92,733
 Rosemeade.............. Carrollton, TX       3,355,938    1,379,880    3,047,363      149,458
 Skipper Palms.......... Tampa, FL            3,633,149    1,277,851    3,254,152      100,447
 Southwest Walgreens.... Phoenix, AZ                 --    1,425,812    3,327,240       41,226
 Town 'N Country........ Tampa, FL            2,315,684    1,511,833    3,527,611       62,375
 Twin Lakes (1)......... Lenoir City, TN             --      860,706    2,969,230       81,514
 University Mall (2).... Pembroke Pines, FL  12,969,531    5,550,000   13,141,475   (6,486,722)
Property under
 development:
 Mason Park............. Houston, TX                 --        4,084           --           --
 Southwest Walgreens.... Phoenix, AZ                 --       18,547           --           --
 University Mall........ Pembroke Pines, FL          --       48,262           --           --
Revolving line of
 credit.................                     21,594,800           --           --           --
                                            -----------  ----------- ------------   ----------
   Totals...............                    $86,009,812  $46,241,364 $116,438,035   $ (115,389)
                                            ===========  =========== ============   ==========

                 UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            As of December 31, 2000

                                     Building and              Accumulated    Date of      Date
Property                    Land     Improvements    Total     Depreciation Construction Acquired
- --------                 ----------- ------------ ------------ ------------ ------------ --------
Shopping centers:
 Albertson's Bissonnet
  (1)...................     896,403    1,387,103    2,283,506      91,801         1999    1999
 Albertson's Spring
  Shadows (1)...........   1,529,976    3,598,217    5,128,193     176,640         1999    1999
 Arlington..............   1,510,342    3,580,146    5,090,488     238,678         1982    1998
 Bandera (1)............   2,350,000    9,135,157   11,485,157   2,187,339         1989    1992
 Benchmark..............   1,680,174    3,929,423    5,609,597     368,163         1986    1998
 Big Curve..............   2,657,118    6,293,282    8,950,400     548,621   1969/1983/    1998
                                                                              1990/1996
 Centennial.............   1,400,000    4,034,606    5,434,606   1,359,447         1970    1991
 Colony Plaza...........   1,258,510    2,983,885    4,242,395     256,085         1997    1998
 Garland................     853,157    1,989,301    2,842,458     132,631         1984    1998
 Hedwig.................   1,710,334    5,049,584    6,759,918     477,407         1974    1998
 Highland Square........   2,307,773    5,513,160    7,820,933     459,112         1998    1998
 Hurst..................   1,025,834    2,516,884    3,542,718     167,714         1982    1998
 Lake St. Charles.......   1,183,717    3,563,031    4,746,748     173,818         1999      --
 Market at First Colony
  (1)...................   4,058,147    9,490,263   13,548,410     852,472         1988    1998
 Mason Park (1).........   4,560,164   10,752,988   15,313,152   1,064,326         1985    1998
 McMinn I...............     513,912    5,486,383    6,000,295     423,741         1982    1994
 Park Northern..........          --    4,650,934    4,650,934     688,039         1982    1996
 Plano..................   2,661,931    6,237,692    8,899,623     419,096         1985    1998
 Richardson.............   1,501,689    3,420,446    4,922,135     227,249         1984    1998
 Rosemeade..............   1,379,880    3,196,821    4,576,701     277,905         1986    1998
 Skipper Palms..........   1,332,829    3,299,621    4,632,450     171,152         1984    1999
 Southwest Walgreens....   1,425,812    3,368,466    4,794,278     326,788         1975    1998
 Town 'N Country........   1,511,833    3,589,986    5,101,819     313,976         1970    1998
 Twin Lakes (1).........     860,706    3,050,744    3,911,450     936,580         1986    1989
 University Mall........   5,550,000    6,654,753   12,204,753     144,225         1973    1998
Property under
 development:
 Mason Park.............       4,084           --        4,084          --
 Southwest Walgreens....      18,547           --       18,547          --
 University Mall........      48,262           --       48,262          --
                         ----------- ------------ ------------ -----------
   Totals............... $45,791,134 $116,772,876 $162,564,010 $12,483,005
                         =========== ============ ============ ===========

- --------
(1) These properties are collateral for the revolving line of credit, as described in Note 3.
(2) Cost capitalized subsequent to acquisition includes an impairment charge of $6,000,000 recorded in 2000.

                 UNITED INVESTORS REALTY TRUST AND SUBSIDIARIES

                             NOTES TO SCHEDULE III
                            As of December 31, 2000

  (a)  Initial cost for acquired property is cost at acquisition.

  (b) The aggregate gross cost of land, buildings and improvements for federal income tax and book purposes is substantially the same.

   (c)

                         RECONCILIATION OF REAL ESTATE

                                          2000          1999          1998
                                      ------------  ------------  ------------
   Balance at beginning of year...... $177,302,953  $160,329,516  $ 39,734,731
   Additions--acquisitions...........           --    16,386,946   120,501,767
   Additions--tenant improvements....      509,592       207,024       207,593
   Additions--capital improvements...    4,225,014     1,025,962       111,918
   Deductions--sales and other.......  (12,486,502)     (646,495)     (226,493)
   Deductions--impairment loss.......   (6,987,047)           --            --
                                      ------------  ------------  ------------
   Balance at end of year............ $162,564,010  $177,302,953  $160,329,516
                                      ============  ============  ============

                   RECONCILIATION OF ACCUMULATED DEPRECIATION

                                              2000         1999         1998
                                           -----------  -----------  ----------
   Balance at beginning of year........... $11,164,573  $ 7,434,343  $4,861,957
   Depreciation expense...................   4,332,078    4,123,636   2,798,879
   Deductions--impairment loss............    (987,047)          --          --
   Deductions--sales and other............  (2,026,599)    (393,406)   (226,493)
                                           -----------  -----------  ----------
   Balance at end of year................. $12,483,005  $11,164,573  $7,434,343
                                           ===========  ===========  ==========

  (d) See description of mortgage notes payable in Note 3 to the consolidated financial statements.

  (e)  Depreciation is computed based upon the following estimated lives:

      Buildings..................................................... 20-40 years
      Improvements..................................................  5-15 years