Form 10-Q
period 2001-03-31
UNITED INVESTORS REALTY TRUST
filed 2001-05-15
CIK 868196

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended March 31, 2001

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           Commission File Number  001-13915
                                   ---------

                         UNITED INVESTORS REALTY TRUST
             (Exact name of Registrant as Specified in its Charter)

                         TEXAS                            76-0265701
               ---------------------------           ----------------------
                (State of Incorporation)                 (IRS Employer
                                                     Identification Number)

                           5847 San Felipe, Suite 850
                               Houston, TX 77057
             -----------------------------------------------------
             (Address of Principal Executive Offices and Zip Code)

                                 (713) 781-2860
             -----------------------------------------------------
              (Registrant's Telephone Number Including Area Code)

Number of shares outstanding of the issuer's Common Shares, no par value, as of May 11, 2001: 8,650,602 shares.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No
                                   -----    -----

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         United Investors Realty Trust
                          Consolidated Balance Sheets



                                                                  March 31, 2001                 December 31,
                                                                    (Unaudited)                     2000
                                                                 ----------------               --------------
                          ASSETS
Investment real estate:
  Land.....................................................        $ 45,956,678                    $ 45,720,241
  Building and improvements................................         114,288,814                     116,772,876
  Property under development...............................              96,329                          70,893
                                                                   ------------                    ------------
                                                                    160,341,821                     162,564,010

Less accumulated depreciation..............................         (12,544,542)                    (12,483,005)
                                                                   ------------                    ------------
Investment real estate, net................................         147,797,279                     150,081,005
Cash and cash equivalents..................................             206,281                         297,567
Accounts receivable, net of allowance......................           4,438,015                       2,789,559
Prepaid expenses and other assets..........................           4,897,979                       6,814,779
                                                                   ------------                    ------------
  Total Assets.............................................        $157,339,554                    $159,982,910
                                                                   ============                    ============

LIABILITIES, MINORITY INTEREST, AND COMMON SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable.....................................        $ 48,956,470                    $ 48,362,796
Capital lease obligations..................................           9,695,625                       9,724,084
Construction note payable..................................           4,878,132                       4,878,132
Short-term notes and lines of credit.......................          21,763,969                      23,044,800
Accounts payable, accrued expenses
  and other liabilities....................................           4,904,795                       6,261,411
                                                                   ------------                    ------------
Total liabilities..........................................          90,198,991                      92,271,223
                                                                   ------------                    ------------
Minority interest in consolidated
 partnerships..............................................           2,088,222                       2,104,775
                                                                   ------------                    ------------
Commitments and contingencies

Common shareholders' equity:
  Common shares of beneficial interest no par value,
   500,000,000 shares authorized; 9,525,289 shares
   issued; 8,652,292 shares outstanding in
   2001 and 2000...........................................          87,281,216                      87,281,424
Accumulated deficit........................................         (16,075,912)                    (15,493,672)
                                                                   ------------                    ------------
                                                                     71,205,304                      71,787,752
Less:
Treasury shares, at cost, 872,997 in 2001 and 2000,
  respectively.............................................          (5,568,484)                     (5,568,484)
Shareholder notes receivable...............................            (584,479)                       (612,356)
                                                                   ------------                    ------------
Total common shareholders' equity..........................          65,052,341                      65,606,912
                                                                   ------------                    ------------
Total liabilities, minority interest and
 common shareholders' equity...............................        $157,339,554                    $159,982,910
                                                                   ============                    ============

                         United Investors Realty Trust
                     Consolidated Statements of Operations
                                  (unaudited)


                                                    Three Months Ended
                                                  -----------------------
                                                  31-Mar-01     31-Mar-00
Revenues:
  Rental.....................................      $4,511,360    $4,939,876
  Lease termination fees.....................         467,176             -
  Recoveries from tenants....................       1,279,684     1,421,533
  Interest and other income..................         154,679        77,439
                                                   ----------    ----------
    Total revenues...........................       6,412,899     6,438,848

Property operating...........................         666,629       691,238
Property taxes...............................         951,727       986,394
Property management fees.....................          47,886        51,442
General and administrative...................         356,318       464,718
Advisory fees................................         213,069       312,232
Litigation expenses..........................         477,853             -
Expenses related to strategic alternatives
  review.....................................         250,000             -
Depreciation and amortization................       1,052,704     1,120,185
Interest.....................................       1,843,657     1,921,571
                                                   ----------    ----------
    Total expenses...........................       5,859,843     5,547,780

    Income before minority interest and
      gain on sale of real estate............         553,056       891,068

Minority interest in income of consolidated
  partnerships...............................         (14,464)      (28,974)

Gain on sale of real estate..................           4,063       121,910
                                                   ----------    ----------
Net income...................................      $  542,655    $  984,004
                                                   ==========    ==========

Basic and diluted per share amounts:
Net income per common share..................      $     0.06    $     0.11
                                                   ==========    ==========

Basic and diluted weighted average shares
  outstanding................................       8,652,292     9,043,892

                         United Investors Realty Trust
                     Consolidated Statements of Cash Flows
                                  (unaudited)



                                                                                        Three Months Ended
                                                                                     --------------------------
                                                                                      31-Mar-01      31-Mar-00
                                                                                     -----------     ----------
Cash flows from operating activities:
  Net income..................................................................       $   542,655     $   984,004

  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation..............................................................         1,017,489       1,086,665
    Amortization..............................................................           125,960          81,095
    Minority interest in income of consolidated partnerships..................            14,464          28,974
    Gain on sale of real estate...............................................            (4,063)       (121,910)
    Changes in operating assets and liabilities...............................            63,263      (1,766,240)
                                                                                     -----------     -----------
       Net cash provided by operating activities..............................         1,759,768         292,588
                                                                                     -----------     -----------
Cash flows from investing activities:
    Purchase of and capital improvements to investment
      real estate.............................................................        (1,452,508)       (637,767)
    Proceeds from sale of real estate.........................................         1,274,260         493,375
    Application of deposits...................................................           200,000               -
                                                                                     -----------     -----------

       Net cash provided by (used in) investing activities....................            21,752        (144,392)
                                                                                     -----------     -----------
Cash flows from financing activities:
    Proceeds from mortgage note payable.......................................           787,500       3,650,000
    Proceeds from short-term notes payable....................................                 -       2,604,800
    Collections from shareholder notes receivable.............................            27,877          39,669
    Principal payments on mortgage notes payable..............................          (193,826)       (195,801)
    Payments on short-term notes payable......................................        (1,280,831)              -
    Payments on capital lease obligations.....................................           (28,459)     (1,654,676)
    Principal payments on construction note payable...........................                 -        (320,000)
    Offering costs............................................................              (208)         (6,776)
    Payment of distributions..................................................        (1,124,895)     (1,945,673)
    Distribution to holders of minority interests.............................           (31,017)        (60,662)
    Payment of loan acquisition costs.........................................           (28,947)        (64,385)
                                                                                     -----------     -----------
      Net cash provided by (used in) financing activities.....................        (1,872,806)      2,046,496
                                                                                     -----------     -----------
Increase (decrease) in cash and cash equivalents..............................           (91,286)      2,194,692

Cash and cash equivalents at beginning of period..............................           297,567       1,807,791
                                                                                     -----------     -----------
Cash and cash equivalents at end of period....................................       $   206,281     $ 4,002,483
                                                                                     -----------     -----------
       Supplemental disclosures
         Cash paid for interest...............................................       $ 1,729,233     $ 1,875,707
         Reduction of capital lease obligation................................                 -          78,200
         Forgiveness of shareholder notes receivable..........................                 -         163,006
         Accrued distributions................................................                 -       1,944,436
         Seller financed note receivable......................................         1,525,000               -

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

Basis of Presentation

These unaudited consolidated financial statements include the accounts of the Company, its subsidiaries and partnerships in which it owns controlling interests. The accompanying consolidated financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K. In the opinion of management, the financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of financial results for the interim periods.

In January 2001, the Company's Board of Trust Managers engaged First Union Securities, Inc. to advise it on strategic alternatives to maximize shareholder value. First Union subsequently recommended, and the Company commenced, an exploration of the sale of the Company or substantially all of its assets. The Company is in the process of discussing its potential sale with several prospective purchasers. However, there is no assurance that a sale of the Company will occur, or that any such sale will result in proceeds to shareholders in excess of the aggregate net book value of the Company's assets.

Recent Accounting Pronouncements

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, provides that all derivative instruments be recognized as either assets or liabilities on the balance sheet and that all derivative instruments be measured at fair value. The effective date of SFAS No. 133 for the Company was January 1, 2001. The Company currently does not invest in derivative instruments; therefore, the adoption of SFAS No. 133 did not impact the Company.

2.  Investment in Properties

At March 31, 2001, the Company owned controlling interests in 24 shopping center properties containing approximately 3,000,000 total square feet of gross leaseale area ("GLA"), of which the Company owned approximately 2,200,000 square feet of GLA. In addition, at March 31, 2001 the Company owns a non-controlling 50% interest in a partnership that owned one property.

As of March 31, 2001, 25% of the Company's owned GLA was in the Houston, Texas area, 15% was in the Dallas, Texas area, 12% was elsewhere in Texas, 28% was in Florida, 15% was in Arizona, and 5% was in Tennessee.

On January 3, 2001, the Company exercised its option to purchase a parcel of land adjacent to its Colony Plaza Center in Sugar Land, Texas for approximately $1,100,000. The parcel was acquired in exchange for cash and a $787,500 note.

On February 28, 2001, the 52,000 square foot Twin Lakes Center in Lenoir City, Tennessee was sold in exchange for cash and a $1,525,000 note, which is included in accounts receivable. The note bears interest at 9% per annum, is payable monthly based on 30-year amortization schedule and is due in March 2006.

3.    Notes and Mortgages Payable

The Company's mortgage notes payable consist of fixed-rate debt with outstanding principal balances aggregating $48,956,470 at March 31, 2001. The interest rates range from 7.5% to 10% with a weighted average interest rate of 8.51%. The notes mature at various times through 2010 with a weighted average term to maturity of 5.8 years.

Included in mortgage notes payable at March 31, 2001 is the $787,500 note for the purchase of the Colony Plaza land parcel in January, 2001. Interest at 10% is due monthly until maturity on January 1, 2003.

Property under capital leases, consisting of two shopping centers, aggregated approximately $13.8 million at March 31, 2001 and is included in investment real estate. Depreciation of the property under capital leases is combined with depreciation of owned properties in the accompanying financial statements. Future minimum lease payments under these capital leases total approximately $14.4 million, with annual payments due of approximately $.8 million in each of 2001 through 2005, and $10.5 million thereafter. The amount of these total payments representing interest is approximately $4.7 million.

The Company has a credit agreement with a bank under which it had borrowed approximately $20,314,000 as of March 31, 2001. Borrowings under the agreement are collateralized by first lien mortgages on five of the Company's shopping centers and accrue interest (payable monthly). The agreement had a scheduled expiration of January 31, 2001.

In January 2001, the lender agreed to extend the maturity of the agreement to July 31, 2001, at which time all advances will be due unless the agreement is further extended. As part of the modification to extend the maturity, the interest rate was increased to 175 basis points over LIBOR and collateral release prices were increased to 100% (with certain minimums) of the proceeds of any sale or refinancing of the collateral properties. In addition, the Company agreed to reduce the advances by 50% of any sale or refinancing proceeds from certain other non-collateral shopping centers, and obtain the lender's approval before increasing its borrowings from any source.

The Company sold its Twin Lakes Shopping Center in February 2001 and used $1,300,000 in proceeds to reduce the outstanding advances. Advances were further reduced by $4,050,000 in April 2001 upon sale of the Centennial Shopping Center. Management intends to continue to reduce the advances with proceeds from possible property sales. The Company is also exploring alternative lending sources.

Management believes that, if the borrowings have not been repaid by July 31, 2001, it will be able to negotiate a further extension with the bank. However, should such an extension not be possible or desirable, management believes that the Company has sufficient borrowing capacity and collateral value to refinance the bank borrowings through other lenders.

In addition to the outstanding advances at March 31, 2001, the Company is also contingently obligated under an unfunded letter of credit of approximately $1,264,000. The letter of credit expires June 15, 2001.


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


                                                   Three Months
                                                  Ended March 31,
                                              ---------------------------
Weighted Average Shares                          2001            2000
-----------------------                          ----            ----

Basic EPS.................................    8,652,292         9,043,892
Effect of dilutive securities:
  Employee share options..................           --                --
                                              ---------         ---------
Diluted EPS...............................    8,652,292         9,043,892
                                              =========         =========
Distributions per share declared..........       $0.130            $0.215
                                              =========         =========

5.  Advisory Agreement

The Company is managed for a fee, pursuant to an agreement (the "Advisory Agreement") by FCA Corp, the Investment Manager. The Company's Chairman of the Board of Trust Managers is also the principal shareholder and Chief Executive Officer of FCA Corp. From January 1, 1998 through June 30, 1999, the advisory fee was 6.8% of adjusted funds from operations ("AFFO"). Effective July 1, 1999, the rate was reduced to 6.5% of AFFO. AFFO is defined in the Advisory Agreement as net income excluding gains or losses from debt restructuring and property sales plus real estate related depreciation and amortization and provisions for potential losses, including impairment losses, related to depreciable operating property, as adjusted by adding back interest expense and the advisory fee.

During the three months ended March 31, 2001 and 2000, the Company incurred advisory fee expense of $213,000 and $312,000, respectively. Included in these amounts each quarter was $16,500 of loan forgiveness expense. In addition to the advisory fee, the Company reimburses the Investment Manager for the salaries, benefits, and occupancy costs of certain employees who perform property management, leasing, accounting, and other operational duties for the Company. The amounts of these reimbursements were approximately $141,000 and $229,000 for the quarter ended March 31, 2001 and 2000, respectively.

As a result of a shareholder derivative lawsuit filed in August 2000, the Board established a Special Litigation Committee (the "SLC") to investigate, among other matters, whether the reimbursement of such salaries, benefits, and other costs was in accordance with the terms of the Advisory Agreement (see Note 9). On March 22, 2001, the SLC delivered its report regarding the claims asserted in the lawsuit wherein the SLC concluded that the Investment Manager may have charged the Company for the salaries, benefits, and other costs of employees that, in accordance with the terms of the Advisory Agreement, should have been borne by the Investment Manager.

The Company has not yet determined the aggregate amount of such excess charges, if any, the periods during which they occurred, or whether there may be any offsetting amounts due to expenses that the Investment Manager should have charged to the Company but did not.

The Advisory Agreement is renewable annually upon determination by the Company's independent trust managers that FCA Corp.'s performance has been satisfactory. As part of the SLC's investigation, the Company and FCA agreed to extend the deadline for determining whether to renew the Advisory Agreement for calendar 2001 until May 31, 2001.

Total fees paid to independent trust managers were $83,900 and $9,800 in the three months ended March 31, 2001 and 2000, respectively.

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

With respect to options that became exercisable on January 1, 1999, the Board of Trust Managers elected to forgive 80% of the borrowed amount. The loan will be forgiven in equal annual installments over a four-year period, at the rate of 20% per year, conditioned upon continued employment by the Company or the Investment Manager. Included in general and administrative expenses for the three months ended March 31, 2001 and 2000 is $24,251 which represents the recognition of such loan forgiveness with respect to loans made to the Company's officers and employees. Included in advisory fees for the three months ended March 31, 2001 and 2000 is $16,500, which represents the recognition of such loan forgiveness with respect to loans made to the Investment Manager.

7.  Property Operating Expenses

The Company classifies as property operating expenses those direct expenses that are specifically identifiable with particular properties. Certain other expenses incurred by the Company that are necessary to maintain the physical quality of and revenue from the properties, but that are not specifically identifiable with particular properties, are classified as general and administrative expenses. These other expenses (see note 9 below) include the salaries, benefits and travel expenses of leasing, property management and certain accounting personnel.

Property operating expenses include the following:

                                                Three Months Ended
                                              31-Mar-01    31-Mar-00
                                              ---------    ---------
Repairs and maintenance.....................  $133,580     $152,589
Utilities...................................   168,149      167,166
Landscaping.................................    67,831      108,914
Waste disposal..............................    51,657       46,248
Insurance...................................   103,797       88,658
Ground lease................................    34,091       34,151
Bad debt expense............................    21,203       21,322
Other.......................................    86,321       72,190
                                              --------     --------
  Total.....................................  $666,629     $691,238
                                              ========     ========

8.  General and Administrative Expenses

General and administrative expenses include the following:

                                                Three Months Ended
                                              31-Mar-01    31-Mar-00
                                              ---------    ---------
Salaries and benefits......................   $142,385     $216,905
Professional fees..........................     95,703      113,945
Rent and office administration.............     22,500       36,291
Travel and entertainment...................     14,358       30,661
Other......................................     81,372       66,916
                                              --------     --------
  Total....................................   $356,318     $464,718
                                              ========     ========

9.  Litigation

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

   The SLC believes that the amount of any potential recovery does not appear to justify the substantial costs of litigation (especially given the Company's obligation to indemnify a number of the defendants) or the disruption of the Company's business activities. This is particularly true in light of the fact that the Company's Board has recently instructed its financial advisor, First Union Securities, Inc. to explore a possible sale of UIRT or its assets. In the event a sale of UIRT or its assets is not consummated, the SLC believes that any deficiencies in the procedures by which the Company's corporate affairs have been handled in the past can be readily remedied by the current Board.

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

10. Subsequent Events

Subsequent to March 31, 2001, the Company sold the Centennial Shopping Center to an unrelated buyer for approximately $6,300,000.

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

We owned controlling interests in 24 neighborhood and community shopping centers at March 31, 2001. We also own a non-controlling 50% interest in a partnership that owns one shopping center in Tampa, Florida. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Leases generally provide for minimum lease payments plus payments for the tenants' portion of taxes, insurance, and common area maintenance expenses; some leases also provide for contingent payments based on a tenant's sales volume.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

Revenue decreased by $25,949 (less than 1%) in the first quarter of 2001 as compared to the same quarter in 2000. The reduction in revenue was the result of the sale of four shopping centers since April 1, 2000 and a higher vacancy rate in 2001. The loss of revenue from the sold centers and additional vacancy was substantially offset by lease termination fees of $467,000 received in the first quarter of 2001, and by approximately $60,000 in equity in earnings of our unconsolidated investment in the FishHawk shopping center. We had no lease termination revenue or FishHawk earnings during the first quarter of 2000.

Net income decreased by $441,349 (45%) in the first quarter of 2001 as compared to the same quarter in 2000. Our operating and general and administrative and advisory fee expenses decreased primarily as a result of the sale of four properties since April 1, 2000, and our interest expense decreased as we reduced our debt balances.

However, in 2001's first quarter we incurred $477,853 in legal and other expenses related to our Board's investigation of allegations raised in a shareholder derivative lawsuit (see note 9 to the accompanying quarterly financial statements). We also incurred $250,000 in expenses related to our study of strategic alternatives to maximizing shareholder value in 2001's first quarter. In the first quarter of 2000, we incurred no special litigation or strategic study expenses.

Finally, in the first quarter of 2000, we recognized a gain on the sale of real estate of approximately $122,000 as compared to less than $5,000 in 2001's first quarter.

Following is an analysis of the occupancy of our portfolio of properties as of March 31, 2001 and 2000:

                                                  Three Months Ended
                                                31-Mar-01    31-Mar-00
                                                ---------    ---------
Total GLA.....................................  2,201,413    2,389,891
Total occupied GLA............................  1,792,610    2,118,764
Total vacant GLA..............................    408,803      271,127
Total rental revenue per square foot..........      $2.05        $2.07

As the above table indicates, we had approximately 408,800 square feet of vacant space on March 31, 2001. If we are able to successfully lease some or all of the vacant space at rates that approximate the average rates of our portfolio, our revenue and net earnings will increase accordingly.

However, there are several risks and uncertainties with respect to such potential increases in revenue and net earnings. (1) As discussed elsewhere in this Quarterly Report on form 10-Q, we are actively exploring the sale of United Investors or its assets, and our leasing, disposition, and asset management strategies may change as the process progresses. (2) Approximately 197,000 square feet (or 48% of the total vacancy) is part of the shopping center that was recognized as impaired as of June 30, 2000. We are exploring a possible redevelopment plan for this shopping center, and accordingly, we are not actively marketing the vacancies. (2) If we sell additional centers, and we do not successfully reinvest the sale proceeds in other shopping centers, we will lose the related revenue and net income expected to be generated by the centers.
(3) Approximately 28,000 square feet is space formerly occupied by a multi-screen cinema. This space is relatively more difficult to lease and requires substantially more costs to make the space acceptable to non-cinema users. (4) There is no assurance that, even if we retain the shopping centers, we will be able to lease the vacancies at rates that provide acceptable returns.

Liquidity and Capital Resources

Cash flows from operating activities were $1,760,000 for the three months ended March 31, 2001, compared to $293,000 for the comparable year earlier period. The increase from 2000 to 2001 is substantially the result of the timing of receipt of cash on accounts receivable and payment of operating expenses. These timing differences were created primarily by our payment of certain 1999 property taxes in January 2000, as compared to our payment of such taxes for 2000 prior to December 31, 2000. The positive effect on 2001's first quarter operating cash flow of these timing differences was partially offset by decreased revenue related to sales of shopping centers and increased vacancies.

The Company has a credit agreement with a bank under which it had borrowed approximately $20,314,000 as of March 31, 2001. Borrowings under the agreement are collateralized by first lien mortgages on five of the Company's shopping centers and accrue interest (payable monthly). The agreement had a scheduled expiration of January 31, 2001.

In January 2001, the lender agreed to extend the maturity of the agreement to July 31, 2001, at which time all advances will be due unless the agreement is further extended. As part of the modification to extend the maturity, the interest rate was increased to 175 basis points over LIBOR and collateral release prices were increased to 100% (with certain minimums) of the proceeds of any sale or refinancing of the collateral properties. In addition, the Company agreed to reduce the advances by 50% of any sale or refinancing proceeds from certain other non-collateral shopping centers, and obtain the lender's approval before increasing its borrowings from any source.

The Company sold its Twin Lakes Shopping Center in February 2001 and used $1,300,000 in proceeds to reduce the outstanding advances. Advances were further reduced by $4,050,000 in April 2001 upon sale of the Centennial Shopping Center. Management intends to continue to reduce the advances with proceeds from possible property sales. The Company is also exploring alternative lending sources.

Management believes that, if the borrowings have not been repaid by July 31, 2001, it will be able to negotiate a further extension with the bank. However, should such an extension not be possible or desirable, management believes that the Company has sufficient borrowing capacity and collateral value to refinance the bank borrowings through other lenders.

In addition to the outstanding advances at March 31, 2001, the Company is also contingently obligated under an unfunded letter of credit of approximately $1,264,000. The letter of credit expires June 15, 2001.

Demands for our capital may exceed our ability to meet those demands solely from operating cash flows. These demands include the costs of tenant improvements, other inducement costs, and leasing commissions related to increasing the occupancy of our centers, potential development and redevelopment costs, amortization of long-term debt and repayment of borrowings under our revolving credit agreement, and distributions to our shareholders. We believe there are other sources of capital available to us, including proceeds from possible property sales. We have identified several properties that we believe no longer have the investment characteristics we desire and depending upon the results of our exploration of a possible sale of United Investors or its assets, we may attempt to sell those properties in order to provide capital resources.

As noted elsewhere in this Quarterly Report on Form 10-Q, United Investors is a defendant in a shareholder derivative lawsuit (see note 9 to the accompanying quarterly financial statements). The plaintiff has also sued us in another jurisdiction for separate claims and has commenced a proxy contest for control of our Board of Trust Managers. From August 2000 through May 11, 2001, we had incurred approximately $750,000 in legal and other expenses related to these actions (we believe approximately $300,000 of such amounts will be reimbursed through our directors and officers liability insurance). We are unable to predict the amount of any additional future legal and other expenses we may incur, or their effects on our operating cash flows, but such amounts may be substantial.

As previously discussed, we are exploring the possible sale of United Investors or substantially all of our assets. We have engaged First Union Securities to assist us in this process for a fee based on the value of any completed transaction. We paid $250,000 to First Union in the first quarter of 2001, such amount to be credited to any transaction fee. First Union's fee and other transaction costs, which we believe will be substantial, will reduce the total proceeds payable to our shareholders of any sale of United Investors or our assets.

In order to maintain the tax benefits of operating as a REIT, we are required to distribute to our shareholders at least 90% of our taxable income. We have distributed in excess of required amounts since our initial public offering in March 1998. We paid a $0.13 per share quarterly dividend in February 2001 and declared another $0.13 per share dividend payable May 15, 2001.

Funds From Operations

Following is a reconciliation of net income to funds from operations and funds available for distribution.

                         United Investors Realty Trust
                     Calculation of Funds From Operations
                     and Funds Available for Distribution


                                                                                Three Months Ended
                                                                            --------------------------
                                                                            31-Mar-01        31-Mar-00
                                                                            ---------        ---------
Funds from operations:
Net income.............................................................     $  542,655       $  984,004
Plus real estate related depreciation and amortization.................      1,052,704        1,120,185
Less gain on sale of real estate.......................................         (4,063)        (121,910)
Plus minority interest in earnings of down REIT partnerships...........         14,464           28,974
                                                                            ----------       ----------
Funds from operations as defined by NAREIT.............................      1,605,760        2,011,253

Plus litigation expenses...............................................        477,853              -0-
Plus expenses related to strategic alternatives review.................        250,000              -0-
                                                                            ----------       ----------
Funds from operations as adjusted......................................     $2,333,613       $2,011,253
                                                                            ==========       ==========
Funds from operations as defined by NAREIT per share and downReit unit.     $     0.18       $     0.22
                                                                            ==========       ==========
Funds from operations as adjusted per share and down REIT unit.........     $     0.26       $     0.22
                                                                            ==========       ==========
Funds available for distribution:
Funds from operations..................................................     $1,605,760       $2,011,253
Plus amortization of financing costs...................................         90,745           47,575
Less tenant improvements and leasing commissions.......................       (402,009)         (84,902)
Less non-recoverable recurring capital improvements....................       (111,758)         (99,123)
Less straight line rents...............................................        (23,444)         (20,732)
Plus forgiveness of option loans.......................................         40,751           40,751
                                                                            ----------       ----------

Funds available for distribution.......................................     $1,200,045       $1,894,822
                                                                            ==========       ==========
Funds available for distribution per share and downReit unit...........     $     0.13       $     0.20
                                                                            ==========       ==========
Basic and diluted weighted average number of shares and
  downReit partnership units...........................................      8,890,886        9,325,486

Note 1-Definitions

We consider funds from operations to be an alternate measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization of real estate assets as operating expenses. We believe that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as net income plus depreciation and amortization of real estate assets, less gains and losses on sales of properties plus estimated losses on depreciable operating properties. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity.

Funds available for distribution is FFO adjusted for the cash effects of certain transactions. In accordance with generally accepted accounting principles, we capitalize and depreciate or amortize over various useful lives expenditures for tenant improvements, leasing commissions, and recurring improvements to fixed assets. To the extent these amounts do not improve the value of the real estate or are not recoverable as additional rent, we believe that FFO as a measure of performance is more meaningful if it is adjusted for these amounts. In addition, adjustments are made for non-cash charges related to our forgiveness of loans made to facilitate the exercise of options.

In addition to the adjustments to net income described in the NAREIT definition of FFO, we believe that litigation and other expenses related to the derivative lawsuit and proxy contest and expenses related to our review of strategic alternatives are not meaningful in evaluating income-producing real estate. Accordingly, in 2001 we have adjusted FFO to reflect the effects of these expenses. There were no comparable expenses in 2000's first quarter.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has limited exposure to financial market risks, including changes in interest rates. An increase or decrease of 100 basis points in interest rates would have approximately a $203,000 effect on interest expense based on the amount of variable rate debt outstanding at March 31, 2001. All such variable rate borrowings have original maturities through 2001. The Company does not have any significant foreign operations and thus is not materially exposed to foreign currency fluctuations.

PART II - Other Information

Item 1 - Legal Proceedings

Material pending legal proceedings in which we are involved are described in
Note 9 to the accompanying condensed consolidated financial statements in Part I of this Quarterly Report on Form 10Q, which is incorporated herein by reference.

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     (b) Reports on Form 8-K

The Company's Current Report on Form 8-K dated January 25, 2001 announcing the adoption of the Company's preferred share rights agreement.

The Company's Current Report on form 8-K dated January 25, 2001 describing the provisions of the preferred share rights agreement.

The Company's Current Report on Form 8-K dated February 28, 2001 describing the amendment of the Company's credit agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UNITED INVESTORS REALTY TRUST


Dated: May 15, 2001                 /s/   R. Steven Hamner
                                   ---------------------------------------
                                   R. Steven Hamner,
                                   Vice President, Chief Financial Officer