Form 10-Q
period 2001-06-30
UNITED INVESTORS REALTY TRUST
filed 2001-08-14
CIK 868196

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 2001

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission File Number   001-13915
                         ---------

                         UNITED INVESTORS REALTY TRUST
             (Exact name of Registrant as Specified in its Charter)

            TEXAS                                     76-0265701
    (State of Incorporation)               (IRS Employer Identification Number)

                           5847 San Felipe, Suite 850
                               Houston, TX 77057
             (Address of Principal Executive Offices and Zip Code)

                                 (713) 781-2860
              (Registrant's Telephone Number Including Area Code)

Number of shares outstanding of the issuer's Common Shares, no par value, as of August 14, 2001: 8,650,602 shares.

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

                         United Investors Realty Trust
                          Consolidated Balance Sheets

                                                           June 30, 2001    December 31,
                                                            (Unaudited)         2000
                                                           -------------    ------------
                                       ASSETS
Investment real estate:
Land                                                        $ 44,556,678    $ 45,720,241
Building and improvements                                    110,263,367     116,772,876
Property under development                                       613,206          70,893
                                                            ------------    ------------
                                                             155,433,251     162,564,010

Less accumulated depreciation                                (12,075,262)    (12,483,005)
                                                            ------------    ------------
Investment real estate, net                                  143,357,989     150,081,005
Cash and cash equivalents                                        181,215         297,567
Accounts and notes receivable, net of allowance                4,294,272       2,789,559
Prepaid expenses and other assets                              5,698,484       6,814,779
                                                            ------------    ------------
Total Assets                                                $153,531,960    $159,982,910
                                                            ============    ============
LIABILITIES, MINORITY INTEREST, AND COMMON
 SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable                                      $ 48,760,829    $ 48,362,796
Capital lease obligations                                      9,668,618       9,724,084
Construction note payable                                      4,878,132       4,878,132
Short-term notes and lines of credit                          16,263,969      23,044,800
Accounts payable, accrued expenses
and other liabilities                                          6,520,135       6,261,411
                                                           -------------    ------------
Total liabilities                                             86,091,683      92,271,223
                                                           -------------    ------------
Minority interest in consolidated
partnerships                                                   2,057,458       2,104,775
                                                           -------------    ------------
Commitments and contingencies

Common shareholders' equity:
Common shares of beneficial interest no par value,
500,000,000 shares authorized; 9,525,289 shares
issued; 8,650,602 and 8,652,292 shares
outstanding in 2001 and 2000, respectively                    87,260,847      87,281,424
Accumulated deficit                                          (15,725,065)    (15,493,672)
                                                           -------------    ------------
                                                              71,535,782      71,787,752
Less:
Treasury shares, at cost, 874,687 and 872,997
 in 2001 and 2000, respectively                               (5,585,384)     (5,568,484)
Shareholder notes receivable                                    (567,579)       (612,356)
                                                           -------------    ------------
Total common shareholders' equity                             65,382,819      65,606,912
                                                           -------------    ------------
Total liabilities, minority interest and
common shareholders' equity                                 $153,531,960    $159,982,910
                                                            ============    ============

                         United Investors Realty Trust
                     Consolidated Statements of Operations
                                  (unaudited)

                                                              Three Months Ended                        Six Months Ended
                                                      -----------------------------------       ---------------------------------
                                                        30-June-01           30-June-00           30-June-01          30-June-00
                                                     ----------------      --------------       --------------      -------------
Revenues:
Rental                                                   $4,363,746         $ 4,879,453          $ 8,875,106         $ 9,819,329
Lease termination fees                                       74,798             380,000              541,974             380,000
Recoveries from tenants                                   1,186,307           1,400,298            2,465,991           2,821,831
Interest and other income                                   263,958              49,342              418,637             126,781
                                                       ------------        ------------        -------------       -------------
Total revenues                                            5,888,809           6,709,093           12,301,708          13,147,941

Property operating                                          632,883             721,080            1,299,512           1,412,318
Property taxes                                              765,052             968,078            1,716,779           1,954,472
Property management fees                                     44,131              62,187               92,017             113,629
General and administrative                                  419,514             482,666              775,832             947,384
Advisory fees                                               267,999             302,008              481,068             614,240
Litigation expenses                                         593,857                  --            1,071,710                  --
Expenses related to strategic
 alternatives
review                                                           --                  --              250,000                  --
Depreciation and amortization                             1,058,652           1,146,271            2,111,356           2,266,456
Interest                                                  1,338,182           1,934,329            3,181,839           3,855,900
Impairment loss                                                  --           6,000,000                   --           6,000,000
                                                      -------------       -------------        -------------       -------------
Total expenses                                            5,120,270          11,616,619           10,980,113          17,164,399

Income (loss) before minority interest,
gain on sale of real estate and
extraordinary expense                                       768,539          (4,907,526)           1,321,595          (4,016,458)

Minority interest in income of
 consolidated
partnerships                                                   (254)            (57,950)             (14,718)            (86,924)

Gain on sale of real estate                               1,886,581             729,899            1,890,644             851,809
                                                      -------------       -------------        -------------       -------------
Net income (loss) before extraordinary
 expense                                                  2,654,866          (4,235,577)           3,197,521          (3,251,573)

Extraordinary expense                                     1,179,441                  --            1,179,441                  --
                                                     --------------       -------------        -------------       -------------
Net income (loss)                                        $1,475,425         $(4,235,577)         $ 2,018,080         $(3,251,573)
                                                     ==============       =============        =============       =============
Basic and diluted per share amounts:
Net income per common share                                   $0.17              $(0.47)               $0.23              $(0.36)
                                                     ==============       =============        =============       =============
Basic and diluted weighted average shares
outstanding                                               8,650,769           9,003,332            8,651,526           9,023,612

                         United Investors Realty Trust
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                           Six Months Ended
                                                                    -------------------------------
                                                                     30-June-01         30-June-00
                                                                    ------------       ------------
Cash flows from operating activities:
Net income                                                          $ 2,018,080         $(3,251,573)

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation                                                          2,029,363           2,180,960
Amortization                                                            204,982             172,721
Impairment loss                                                              --           6,000,000
Minority interest in income of consolidated partnerships                 14,718              86,924
Gain on sale of real estate                                          (1,890,644)           (851,809)
Changes in operating assets and liabilities                             711,036             416,199
                                                                    -----------         -----------
Net cash provided by operating activities                             3,087,535           4,753,422
                                                                    -----------         -----------
Cash flows from investing activities:
Purchase of and capital improvements to investment
real estate                                                          (2,164,437)         (3,430,641)
Proceeds from sale of real estate                                     7,538,469           2,933,228
Application of escrow deposits                                          200,000                   -
                                                                    -----------         -----------
Net cash provided by (used in) investing activities                   5,574,032            (497,413)
                                                                    -----------         -----------
Cash flows from financing activities:
Proceeds from mortgage note payable                                     787,500           3,650,000
Proceeds from short-term notes payable                                        -           2,604,800
Collections from shareholder notes receivable                            27,877              39,669
Principal payments on mortgage notes payable                           (389,467)           (400,203)
Payments on short-term notes payable                                 (6,780,831)         (1,638,000)
Payments on capital lease obligations                                   (55,466)         (1,679,810)
Principal payments on construction note payable                               -            (320,000)
Offering costs                                                          (20,577)             (6,849)
Payment of distributions                                             (2,249,473)         (3,878,271)
Distribution to holders of minority interests                           (62,035)           (121,324)
Payment of loan acquisition costs                                       (35,447)            (64,851)
Purchase of treasury shares                                                  --            (326,100)
                                                                    -----------         -----------
Net cash provided by (used in) financing activities                  (8,777,919)         (2,140,939)
                                                                    -----------         -----------
Increase (decrease) in cash and cash equivalents                       (116,352)          2,115,070

Cash and cash equivalents at beginning of period                        297,567           1,807,791
                                                                    -----------         -----------
Cash and cash equivalents at end of period                          $   181,215         $ 3,922,861
                                                                    -----------         -----------
Supplemental disclosures
Cash paid for interest                                              $ 3,339,180         $ 3,664,267
Reduction of capital lease obligation                                         -              78,200
Forgiveness of shareholder notes receivable                                   -             163,006
Accrued distributions                                                         -           1,878,368
Seller financed note receivable                                       1,525,000                   -

                 United Investors Realty Trust and Subsidiaries

                   Notes to Consolidated Financial Statements

1.  Organization and Basis of Presentation

Organization

United Investors Realty Trust and Subsidiaries (the "Company"), a Texas real estate investment trust ("REIT"), is engaged in the acquisition, development, and management of neighborhood and community shopping centers in the Sunbelt states. The tenants of the Company's shopping centers include national and regional supermarkets and drug stores and other national, regional, and local retailers that provide basic necessity and convenience goods and services to the surrounding population.

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

In January 2001, the Company's Board of Trust Managers engaged First Union Securities, Inc. to advise it on strategic alternatives to maximize shareholder value. First Union subsequently recommended, and the Company commenced, an exploration of the sale of the Company or substantially all of its assets. On May 31, 2001, the Company announced that it had entered into a definitive agreement to merge with Equity One, Inc., another shopping center REIT. Under the terms of the merger agreement, each of the Company's outstanding common shares of beneficial interest will be exchanged for $7.30 consisting of approximately 50% cash and approximately 50% common stock of Equity One in the aggregate.

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

2.  Investment in Properties

At June 30, 2001, the Company owned controlling interests in 23 shopping center properties containing approximately 2,900,000 total square feet of gross leaseable area ("GLA"), of which the Company owned approximately 2,100,000 square feet of GLA. In addition, at June 30, 2001, the Company owned a non-controlling 50% interest in a partnership that owned one property. As of June 30, 2001, 25% of the Company's owned GLA was in the Houston, Texas area, 16% was in the Dallas, Texas area, 9% was elsewhere in Texas, 29% was in Florida, 16% was in Arizona, and 5% was in Tennessee.

On February 28, 2001, the 52,000 square foot Twin Lakes Center in Lenoir City, Tennessee was sold in exchange for cash and a $1,525,000 note, which is included in accounts receivable. The note bears interest at 9% per annum, is payable monthly based on 30-year amortization schedule and is due in March 2006.

On April 3, 2001, the 83,000 square foot Centennial Shopping Center in Austin, Texas was sold for approximately $6,300,000 in cash. The sale resulted in a gain on sale of real estate of approximately $1,905,000.

In April 2001, the Company began redevelopment of its University Mall Shopping Center. The redevelopment plan will include demolition of a substantial portion of the existing buildings for the construction of new space, and the improvement and retenanting of the remaining space. Management expects to finance the approximately $4,000,000 in total costs through a combination of debt, ground lease arrangements, and working capital. Approximately $117,000 of property tax expense and approximately $273,000 of interest related to University Mall was capitalized during the three months ended June 30, 2001.

3.   Notes and Mortgages Payable

The Company's mortgage notes payable consist of fixed-rate debt with outstanding principal balances aggregating $48,760,829 at June 30, 2001. The interest rates range from 7.5% to 10% with a weighted average interest rate of 8.51%. The notes mature at various times through 2010 with a weighted average term to maturity of
5.6 years.

Included in mortgage notes payable at June 30, 2001 is the $787,500 note for the purchase of the Colony Plaza land parcel in January 2001. Interest at 10% is due monthly until maturity on January 1, 2003 and a principal payment of $79,750 is due on January 1, 2002.

Property under capital leases, consisting of two shopping centers, aggregated approximately $13.9 million at June 30, 2001 and is included in investment real estate. Depreciation of the property under capital leases is combined with depreciation of owned properties in the accompanying financial statements. Future minimum lease payments under these capital leases total approximately $14.2 million, with annual payments due of approximately $.8 million in each of 2001 through 2005, and $10.5 million thereafter. The amount of these total payments representing interest is approximately $4.5 million.

The Company has a credit agreement with a bank under which it had borrowed approximately $16,300,000 as of June 30, 2001. Borrowings under the agreement are collateralized by first lien mortgages on five of the Company's shopping centers and accrue interest (payable monthly) at LIBOR plus 175 basis points.

In January 2001, the lender agreed to extend the maturity of the agreement to July 31, 2001. The lender has indicated that it will extend the maturity to October 31, 2001, at which time all advances will be due unless the agreement is further extended. As part of the modification to extend the maturity, the interest rate was increased to 175 basis points over LIBOR and collateral release prices were increased to 100% (with certain minimums) of the proceeds of any sale or refinancing of the collateral properties. In addition, the Company agreed to reduce the advances by 50% of any sale or refinancing proceeds from certain other non-collateral shopping centers, and obtain the lender's approval before increasing its borrowings from any source.

The Company sold its Twin Lakes Shopping Center in February 2001 and used $1,300,000 in proceeds to reduce the outstanding advances. Advances were further reduced by $4,050,000 in April 2001 upon sale of the Centennial Shopping Center. Management intends to continue to reduce the advances with proceeds from possible property sales. The Company is also exploring alternative lending sources.

Management believes that, based on discussions with representatives of the lender, it will be able to negotiate a further extension with the bank. However, should such an extension not be possible or desirable, management believes that the Company has sufficient borrowing capacity and collateral value to refinance the bank borrowings through other lenders.

In addition to the outstanding advances at June 30, 2001, the Company is also contingently obligated under an unfunded letter of credit of approximately $1,264,000. The letter of credit expires October 31, 2001.

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

                                                              Three Months               Six Months
                                                             Ended June 30,            Ended June 30,
                                                         -----------------------   -----------------------
Weighted Average Shares                                     2001         2000         2001         2000
-----------------------                                  ----------   ----------   ----------   ----------
Basic EPS                                                 8,650,769    9,003,332    8,651,526    9,023,612
Effect of dilutive securities:
Employee share options                                           --           --           --           --
                                                         ---------    ---------    ----------  -----------
Diluted EPS                                               8,650,769    9,003,332    8,651,526    9,023,612
                                                         ==========   ==========   ==========  ===========
Distributions per share declared                         $     0.13   $    0.215   $     0.26   $     0.43
                                                         ==========   ==========   ==========  ===========

5.  Advisory Agreement

The Company is managed for a fee, pursuant to an agreement (the "Advisory Agreement") with FCA Corp, the Investment Manager. The Company's Chairman of the Board of Trust Managers is also the principal shareholder and Chief Executive Officer of FCA Corp. From January 1, 1998 through June 30, 1999, the advisory fee was 6.8% of adjusted funds from operations ("AFFO"). Effective July 1, 1999, the rate was reduced to 6.5% of AFFO. AFFO is defined in the Advisory Agreement as net income excluding gains or losses from debt restructuring and property sales plus real estate related depreciation and amortization and provisions for potential losses, including impairment losses, related to depreciable operating property, as adjusted by adding back interest expense and the advisory fee.

During the three months and six months ended June 30, 2001, the Company incurred advisory fee expense of approximately $268,000 and $481,000, respectively. Included in these amounts was loan forgiveness of $16,500 and $33,000, respectively, as described below in note 6. In addition to the advisory fee, the Company reimburses the Investment Manager for the salaries, benefits, and occupancy costs of certain employees who perform property management, leasing, accounting, and other operational duties for the Company. The amounts of these reimbursements were approximately $148,000 and $288,000 for the three months and six months ended June 30, 2001. For the corresponding periods in 2000, the advisory fees were approximately $302,000 and $614,000 including $16,500 and $33,000 of loan forgiveness expense. The reimbursed salaries, benefits, and occupancy costs were approximately $189,000 and $418,000.

As a result of a shareholder derivative lawsuit filed in August 2000, the Board established a Special Litigation Committee (the "SLC") to investigate, among other matters, whether the reimbursement of such salaries, benefits, and other costs was in accordance with the terms of the Advisory Agreement (see Note 9). On March 22, 2001, the SLC delivered its report regarding the claims asserted in the lawsuit wherein the SLC concluded that the Investment Manager had charged the Company for a portion of the salaries, benefits, and other costs of employees that, in accordance with the terms of the Advisory Agreement, should have been borne by the Investment Manager. During the second quarter of 2001, the Company determined that the aggregate amount of such excess charges was approximately $90,000.

In accordance with the Equity One merger agreement, the Company gave notice of termination to the Investment Manager on June 15, 2001. The Advisory Agreement will terminate no later than at the expiration of the required six month notice period (December 15, 2001). Under the terms of the Advisory Agreement, the Investment Manager is to be paid a termination fee equal to the product of the
(i) average of the advisory fee paid or payable to the Investment Manager for the three calendar months immediately preceding the effective date of termination and (ii) twelve, less any sums paid or payable to the Investment Manager for the calendar months, up to a maximum of six, following the giving of the termination notice, but prior to the effective date of such termination. Based on estimates of these amounts, management has recorded a termination fee of $630,000 as of June 15, 2001. The amount actually paid may differ because actual advisory fees may be more or less than management has estimated.

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

With respect to options that became exercisable on January 1, 1999, the Board of Trust Managers elected to forgive 80% of the borrowed amount. The loan will be forgiven in equal annual installments over a four-year period, at the rate of 20% per year, conditioned upon continued employment by the Company or the Investment Manager. Included in general and administrative expenses for the three months ended June 30, 2001 and 2000 is $24,251 and for the six months ended June 30, 2001 and 2000 is $48,503, which represents the recognition of such loan forgiveness with respect to loans made to the Company's officers and employees. Included in advisory fees for the three months ended June 30, 2001 and 2000 is $16,500, which represents the recognition of such loan forgiveness with respect to loans made to the Investment Manager.

The unpaid balance of these loans was approximately $395,000 as of June 30, 2001. Upon a "change in control," which will occur upon approval of the Equity One merger by UIRT's shareholders, all outstanding amounts under these loans will be forgiven pursuant to the terms of the notes. In addition, there are approximately 254,000 common shares of beneficial interest reserved for issuance upon the exercise of additional options under the share incentive plan. If those options are exercised, the holders may issue additional notes pursuant to the plan. The amounts outstanding under these additional notes will also be forgiven upon the change in control.

7.  Property Operating Expenses

The Company classifies as property operating expenses those direct expenses that are specifically identifiable with particular properties. Certain other expenses incurred by the Company that are necessary to maintain the physical quality of and revenue from the properties, but that are not specifically identifiable with particular properties, are classified as general and administrative expenses. These other expenses (see note 8 below) include the salaries, benefits and travel expenses of leasing, property management and certain accounting personnel.

Property operating expenses include the following:

                                   Three Months Ended                     Six Months Ended
                           -----------------------------------   -----------------------------------
                              30-June-01         30-June-00         30-June-01         30-June-00
                           ----------------   ----------------   ----------------   ----------------
Repairs and maintenance            $142,521           $142,122         $  276,101         $  294,711
Utilities                           154,804            171,076            322,953            338,242
Landscaping                          80,994             85,796            148,825            194,710
Waste disposal                       46,511             47,123             98,168             93,371
Insurance                           100,578             87,995            204,375            176,653
Ground lease                         33,545             33,741             67,636             67,892
Bad debt expense                      2,249             63,290             23,452             84,612
Other                                71,681             89,937            158,002            162,127
                                   --------           --------         ----------         ----------
Total                              $632,883           $721,080         $1,299,512         $1,412,318
                                   ========           ========         ==========         ==========

8.  General and Administrative Expenses

General and administrative expenses include the following:

                                               Three Months Ended                     Six  Months Ended
                                       -----------------------------------   -----------------------------------
                                          30-June-01         30-June-00         30-June-01         30-June-00
                                       ----------------   ----------------   ----------------   ----------------
Salaries and benefits                        $ 64,176           $179,095           $206,561           $395,999
Professional fees                             215,333            160,216            311,036            274,161
Rent and office administration                 22,500             34,113             45,000             70,404
Travel and entertainment                       16,743             19,748             31,101             50,409
Other                                         100,762             89,494            182,134            156,411
                                             --------           --------           --------           --------
Total                                        $419,514           $482,666           $775,832           $947,384
                                             ========           ========           ========           ========

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

On September 27, 2000, Southwest amended its petition to additionally allege that the Investment Manager had charged excessive fees for its services to the Company, had charged the Company for salaries and other expenses that should have been paid by the Investment Manager, and that the Investment Manager and the officers and certain trust managers of UIRT had mismanaged the Company's assets. Southwest seeks recission of the Advisory Agreement and the sale of UPSC, a declaration that the Advisory Agreement and sale of UPSC are void, an accounting, a constructive trust, inspection of the Company's books and records, injunctive relief or, alternatively, unspecified compensatory damages alleged to be not less than $10,000,000 and punitive damages in an amount not less than $20,000,000, attorneys' fees and costs.

On December 12, 2000, three new members were named to the Company's Board of Trust Managers ("Board"). Thereafter, these three new Board members were appointed to serve as a special litigation committee (the "SLC") to investigate the allegations made by

Southwest in the Lawsuit. The SLC retained independent counsel to assist it in this investigation, and the SLC's counsel has retained an economic consulting firm to serve as consultants.

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

Based on its investigation and analysis, the SLC determined that continuation of the Lawsuit was not in the best interests of the Company's shareholders. The SLC concluded that, under the applicable legal standards, a finding of liability on the part of any of the defendants was very unlikely. Indeed, in the case of several of the defendants, the SLC found no evidence of even slight culpability.

The SLC concluded that the Investment Manager charged the Company for some salaries, benefits, and other costs of employees that, in accordance with the Advisory Agreement, should have been borne by the Investment Manager. However, the SLC believed that the amount of any potential recovery did not appear to justify the substantial costs of litigation (especially given the Company's obligation to indemnify a number of the defendants) or the disruption of the Company's business activities. Based on the findings of the SLC, the Company filed a motion with the court to dismiss the lawsuit, and on May 29, 2001, the court indicated that it will grant the motion. On May 31, 2001, Southwest and the Company agreed to stay the Lawsuit and a separate proceeding that Southwest had initiated until the earlier of (a) the closing of the Equity One merger, (b) the termination of the Equity One merger agreement, or (c) December 1, 2001. Also on May 31, Equity One notified Company management that it had reached an agreement with Southwest Securities to settle the lawsuit subsequent to completion of the Equity One merger.

As a result of Court's indication that it will dismiss the lawsuit, the stay of further proceedings or appeals, and the settlement agreement between Equity One and Southwest, management believes that no further material costs will be incurred with respect to the Lawsuit.

In April 2000, the Company's former President and Chief Executive Officer filed a lawsuit against UIRT, the Investment Manager, and the Company's Chairman and Chief Executive Officer, who is also the Investment Manager's Chief Executive Officer. In June 2000, an individual who claims to be a client of the Investment Manager's individual financial planning business amended a lawsuit originally filed in July 1999 to include UIRT as a defendant. The Investment Manager had indemnified the Company against any loss from these actions, and in June 2001, both of these lawsuits were settled at no cost to the Company.

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

10. Subsequent Events

Subsequent to June 30, 2001, the Company distributed a definitive proxy and registration statement to its shareholders soliciting proxies for approval of the Equity One merger. If the merger is approved by UIRT's shareholders, management believes it will become effective on or about September 21, 2001.

11.  Extraordinary Item

The Company has incurred substantial expenses that have been paid or will be paid upon the merger with Equity One. These expenses are classified as extraordinary items in the second quarter of 2001 and include the following:


Legal Fees                                                       $  299,441
Estimated termination fee payable to the Investment Manager         630,000
Investment banking fees                                             250,000
                                                                 ----------
                                                                 $1,179,441
                                                                 ==========

Upon completion of the merger, the Company will incur additional investment banking fees of approximately $1,350,000.

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

We owned controlling interests in 23 neighborhood and community shopping centers at June 30, 2001. We also own a non-controlling 50% interest in a partnership that owns one shopping center in Tampa, Florida. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Leases generally provide for minimum lease payments plus payments for the tenants' portion of taxes, insurance, and common area maintenance expenses; some leases also provide for contingent payments based on a tenant's sales volume.

On May 31, 2001, we entered into a definitive agreement to merge with Equity One, Inc. in a transaction that will result in our shareholders receiving a combination of cash and Equity One shares in return for all of their UIRT shares. We have distributed to our shareholders a proxy statement that describes the proposed merger and solicits shareholder votes for approval of the merger. We have scheduled a special shareholder meeting for September 21, 2001, at which time, conditioned upon shareholder approval, we expect the merger to become effective.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JUNE 30, 2000

Net income before extraordinary item in 2001's second quarter was $2,654,866 as compared to a loss of $4,235,577 in the second quarter of 2000. The largest contributor to this difference was the $6,000,000 impairment loss we recognized in 2000's second quarter. We had no impairment losses in 2001.

In addition, revenue decreased by $820,284 (12%) in the second quarter of 2001 as compared to the same quarter in 2000. The reduction in revenue was primarily the result of the sale of five shopping centers since April 1, 2000, a higher vacancy rate in 2001, and $74,798 in lease termination fees in 2001 as compared to $380,000 in 2000. The loss of revenue was partially offset by approximately $76,000 in equity in earnings of our unconsolidated investment in the FishHawk shopping center and increased interest income due to the Twin Lakes buyer note
receivable.   We had no FishHawk earnings or interest income from the Twin Lakes buyer during the second quarter of 2000.

Property operating, property taxes, property management, and advisory fees were all lower in 2001's first quarter than in 2000's commensurate with the reduction in size of our shopping center portfolio. However, in 2001's second quarter we incurred $593,857 in legal and other expenses related to shareholder litigation aand our Board's investigation of allegations raised in a shareholder derivative lawsuit (see note 9 to the accompanying quarterly financial statements). In the second quarter of 2000, we incurred no special litigation expenses. Finally, in the second quarter of 2001, we recognized a gain on the sale of real estate of approximately $1,887,000 as compared to less than $730,000 in 2000's second quarter.

We have incurred substantial expenses that have been paid or will be paid upon the merger with Equity One. These expenses are classified as extraordinary items in the second quarter of 2001 and include the following:

Legal Fees                                                       $  299,441
Estimated termination fee payable to the Investment Manager         630,000
Investment banking fees                                             250,000
                                                                 ----------
                                                                 $1,179,441
                                                                 ==========

Upon completion of the merger, we will incur additional investment banking fees of approximately $1,350,000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000


Net income before extraordinary item for the six months ended June 30, 2001 was $3,197,521 as compared to a net loss of $3,251,573 in the year earlier period. The difference is explained by the same factors as discussed in respect to 2001's and 2000's second quarter results with the following clarifications:

- Litigation expenses related to the shareholder lawsuit for the six months ended June 30, 2001 were $1,071,710 as compared to $0 in 2000.

- In addition, 2001 results include certain expenses totaling $250,000 related to our exploration of strategic alternatives.

- Of the five properties sold since January 1, 2000, one was sold late in the first quarter of 2001, one was sold early in 2001's second quarter, and three were sold in 2000.

Following is an analysis of the occupancy of our portfolio of properties as of June 30, 2001 and 2000:

                                                    Three Months Ended
                                                 -------------------------
                                                  30-June-01    30-June-00
                                                 -----------   -----------
Total GLA                                          2,120,921     2,361,013
Total occupied GLA                                 1,672,412     2,030,471
Total vacant GLA                                     448,509       330,542
Total rental revenue per square foot                   $2.06         $2.07

As the above table indicates, we had approximately 448,500 square feet of vacant space on June 30, 2001. If we are able to successfully lease some or all of the vacant space at rates that approximate the average rates of our portfolio, our revenue and net earnings will increase accordingly.

However, there are several risks and uncertainties with respect to such potential increases in revenue and net earnings. (1) As discussed elsewhere in this Quarterly Report on Form 10-Q, we have agreed to merge with Equity One, and our leasing, disposition, and asset management strategies may change as the process progresses. (2) Approximately 228,000 square feet (or 51% of the total vacancy) is part of the shopping center that was recognized as impaired as of June 30, 2000. We have begun a redevelopment plan for this shopping center, and accordingly, we are not actively marketing the vacancies. (2) If we sell additional centers, and we do not successfully reinvest the sale proceeds in other shopping centers, we will lose the related revenue and net income expected to be generated by the centers. (3) Approximately 28,000 square feet is space formerly occupied by a multi-screen cinema. This space is relatively more difficult to lease and requires substantially more costs to make the space acceptable to non-cinema users. (4) There is no assurance that, even if we retain the shopping centers, we will be able to lease the vacancies at rates that provide acceptable returns.

Liquidity and Capital Resources

Cash flows from operating activities were $3,088,000 for the six months ended June 30, 2001, compared to $4,753,000 for the comparable year earlier period. The decrease from 2000 to 2001 is substantially the result of $1,322,000 in expenses related to litigation and strategic alternative review in 2001 as compared to $0 in 2000. Decreased revenue due to sales of shopping centers and increased vacancies was offset by savings in property operating expenses, property taxes, general and administrative expenses, and interest.

We have a credit agreement with a bank under which we had borrowed approximately $16,300,000 as of June 30, 2001. Borrowings under the agreement are collateralized by first lien mortgages on five of our shopping centers and accrue interest (payable monthly).

In January 2001, the lender agreed to extend the maturity of the agreement to July 31, 2001. The lender has indicated that it will extend the maturity to October 31, 2001, at which time all advances will be due unless the agreement is further extended. As part of the modification to extend the maturity, the interest rate was increased to 175 basis points over LIBOR and collateral release prices were increased to 100% (with certain minimums) of the proceeds of any sale or refinancing of the collateral properties. In addition, we agreed to reduce the advances by 50% of any sale or refinancing proceeds from certain other non-collateral shopping centers, and obtain the lender's approval before increasing our borrowings from any source.

We sold the Twin Lakes Shopping Center in February 2001 and used $1,300,000 in proceeds to reduce the outstanding advances. Advances were further reduced by $4,050,000 in April 2001 upon sale of the Centennial Shopping Center.

Based on discussions we have had with representatives of the lender, we believe that we will be able to negotiate a further extension with the bank. However, should such an extension not be possible or desirable, we believe that we have sufficient borrowing capacity and collateral value to refinance the bank borrowings through other lenders.

In addition to the outstanding advances at June 30, 2001, we are also contingently obligated under an unfunded letter of credit of approximately $1,264,000. The letter of credit expires October 31, 2001.

Demands for our capital may exceed our ability to meet those demands solely from operating cash flows. These demands include the costs of tenant improvements, other inducement costs, and leasing commissions related to increasing the occupancy of our centers, potential development and redevelopment costs, amortization of long-term debt and repayment of borrowings under our revolving credit agreement, and distributions to our shareholders. We believe there are other sources of capital available to us, including proceeds from possible property sales. We have identified several properties that we believe no longer have the investment characteristics we desire, and we may attempt to sell those properties in order to provide capital resources. However, the terms of our merger agreement with Equity One may preclude us from such sales without Equity One's approval.

As noted elsewhere in this Quarterly Report on Form 10-Q, United Investors is a defendant in a shareholder derivative lawsuit (see note 9 to the accompanying quarterly financial statements). From August 2000 through July 31, 2001, we had incurred approximately $1,400,000 in legal and other expenses related to these actions (we believe at least $300,000 of such amounts will be reimbursed through our directors and officers liability insurance). Although we believe the lawsuit will be dismissed in conjunction with the

Equity One merger and we believe that no further material costs will be incurred, (see note 9 to the accompanying quarterly financial statements), we are unable to predict the amount of any additional future legal and other expenses we may incur, or their effects on our operating cash flows, but such amounts may be substantial.

In order to maintain the tax benefits of operating as a REIT, we are required to distribute to our shareholders at least 90% of our taxable income. We have distributed in excess of required amounts since our initial public offering in March 1998. We paid a $0.13 per share quarterly dividend in February 2001, another $0.13 per share dividend on May 15, 2001, and we have declared a third $0.13 per share dividend to be paid September 12.

Funds From Operations

Following is a reconciliation of net income to funds from operations and funds available for distribution.

                         United Investors Realty Trust
                      Calculation of Funds From Operations
                      and Funds Available for Distribution

                                                                        Three Months Ended                Six Months Ended
                                                                  ----------------------------      ----------------------------
                                                                   30-June-01     30-June-00         30-June-01     30-June-00
                                                                  ------------   -------------      ------------   -------------
Funds from operations:
Net income (loss)                                                 $ 1,475,425     $(4,235,577)      $ 2,018,080     $(3,251,573)
Plus real estate related depreciation and amortization              1,058,652       1,146,271         2,111,356       2,266,456
Plus impairment loss                                                       --       6,000,000                --       6,000,000
Plus extraordinary expense                                          1,179,441              --         1,179,441              --
Less gain on sale of real estate                                   (1,886,581)       (729,899)       (1,890,644)       (851,809)
Plus minority interest in earnings of down REIT partnerships              254          57,950            14,718          86,924
                                                                  -----------     -----------       -----------     -----------
Funds from operations as defined by NAREIT                          1,827,191       2,238,745         3,432,951       4,249,998

Plus litigation expenses                                              593,857              --         1,071,710              --
Plus expenses related to strategic alternatives review                     --              --           250,000              --
                                                                  -----------     -----------       -----------     -----------
Funds from operations as adjusted                                 $ 2,421,048     $ 2,238,745       $ 4,754,661     $ 4,249,998
                                                                  ===========     ===========       ===========     ===========
Funds from operations as defined by NAREIT per share
and downReit unit.                                                $      0.21     $      0.24       $      0.39     $      0.46
                                                                  ===========     ===========       ===========     ===========
Funds from operations as adjusted per share and down REIT unit    $      0.27     $      0.24       $      0.53     $      0.46
                                                                  ===========     ===========       ===========     ===========
Funds available for distribution:
Funds from operations                                             $ 1,827,191     $ 2,238,745       $ 3,432,951     $ 4,249,998
Plus amortization of financing costs                                   32,244          48,041           122,989          95,616
Less tenant improvements and leasing commissions                     (157,320)       (166,490)         (559,329)       (251,392)
Less non-recoverable recurring capital improvements                   (92,286)       (113,736)         (204,044)       (134,468)
Less straight line rents                                              (80,266)        (61,249)         (103,710)       (160,372)
Plus forgiveness of option loans                                       40,752          40,751            81,503          81,502
                                                                  -----------     -----------       -----------     -----------
Funds available for distribution                                  $ 1,570,315     $ 1,986,062       $ 2,770,360     $ 3,880,884
                                                                  ===========     ===========       ===========     ===========
Funds available for distribution per share and downReit unit      $      0.18     $      0.21       $      0.31     $      0.42
                                                                  ===========     ===========       ===========     ===========
Basic and diluted weighted average number of shares and
downReit partnership units                                          8,889,363       9,284,926         8,890,120       9,305,206

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

Funds available for distribution is FFO adjusted for the cash effects of certain transactions. In accordance with generally accepted accounting principles, we capitalize and depreciate or amortize over various useful lives expenditures for tenant improvements, leasing commissions, and recurring improvements to fixed assets. To the extent these amounts do not improve the value of the real estate or are not recoverable as additional rent, we believe that FFO as a measure of performance is more meaningful if it is adjusted for these amounts. In addition, adjustments are made for non-cash charges related to our forgiveness of loans

In addition to the adjustments to net income described in the NAREIT definition of FFO, we believe that litigation and other expenses related to the derivative lawsuit and proxy contest and expenses related to our review of strategic alternatives that are non-recurring and distort the comparative measurement of our FFO are not meaningful in evaluating income-producing real estate. Accordingly, in 2001 we have adjusted FFO to reflect the effects of these expenses. There were no comparable expenses in 2000's first quarter.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has limited exposure to financial market risks, including changes in interest rates. An increase or decrease of 100 basis points in interest rates would have approximately a $163,000 effect on interest expense based on the amount of variable rate debt outstanding at June 30, 2001. All such variable rate borrowings have original maturities through 2001. The Company does not have any significant foreign operations and thus is not materially exposed to foreign currency fluctuations.

PART II - Other Information

Item 1 - Legal Proceedings

Material pending legal proceedings in which we are involved are described in
Note 9 to the accompanying condensed consolidated financial statements in Part I of this Quarterly Report on Form 10Q, which is incorporated herein by reference.

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

On May 30 and 31, 2001, United Investors Realty Trust held its 2001 annual meeting of shareholders. The 2001 annual meeting was called for the following purposes: (1) to elect six trust managers to serve until the 2002 annual meeting of shareholders; (2) to ratify the appointment of Ernst & Young LLP as independent auditors; (3) to consider and vote upon a shareholder proposal to approve an amendment to Section 3.3 of United Investors' bylaws; and (4) to transact such other business as may properly come before the meeting or any adjournment or postponement thereof.

The following table sets forth the names of the trust managers elected at the 2001 annual meeting for new one-year terms and the number of votes cast for and withheld for each trust manager:


       Name             Votes For                Votes Against or Withheld
----------------------------------------------------------------------------
William C. Brooks       3,261,302                          95,010
----------------------------------------------------------------------------
Josef C. Hermans        3,261,302                          95,010
----------------------------------------------------------------------------
Robert W. Scharar       3,273,590                          82,722
----------------------------------------------------------------------------

In addition, W. Lowry Barfield, William G. Nolen, and E. Rhett Buck will remain as trust managers until the 2002 annual meeting or their successors are elected.

The ratification of Ernst & Young LLP was approved with 3,313,496 votes for and 42,816 votes against or abstained.

The shareholder proposal failed to obtain the required two-thirds vote of outstanding shares; total votes for the proposal were 3,588,235, with 47,355 shares voting against or abstained.

The Company's proxy/registration statement on Form S-4 dated July 31, 2001 soliciting proxies for approval of the Equity One merger at a special shareholders meeting to be held September 21, 2001.

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

(b) Reports on Form 8-K

The Company's current report on Form 8-K dated May 31, 2001 announcing the agreement to merge with Equity One, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNITED INVESTORS REALTY TRUST

Dated: August 14, 2001

                                       /s/  R. Steven Hamner
                                       --------------------------------------
                                       R. Steven Hamner,

                                       Vice President, Chief Financial Officer